Form 10-Q
period 1994-01-01
DONNELLY CORP
filed 1994-02-14
CIK 805583

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q



                         QUARTERLY REPORT
                  Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For the quarter ended January 1, 1994    Commission File Number 1-9716



                       DONNELLY CORPORATION
      (Exact Name of Registrant as Specified in its Charter)

             Michigan
   (State or other jurisdiction                38-0493110
 of incorporation or organization)            (IRS Employer
                                           Identification No.)

     414 East Fortieth Street
         Holland, Michigan                        49423
(Address of principal executive offices)       (Zip Code)

  Registrant's telephone number,
       including area code,                  (616) 786-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes /X/                       No / /


4,134,815 shares of Class A Common Stock and 3,583,632 shares of Class B Common Stock were outstanding as of February 10, 1994.

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         DONNELLY CORPORATION

            CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                           January 1      July 3
                                              1994         1993
                                           ---------    ---------
ASSETS

   Cash and equivalents.................... $    844    $  1,214
   Accounts receivable, less allowances
      of $556 and $562.....................   43,511      39,226
   Inventories.............................   14,832      15,049
   Prepaid expenses and other current assets  11,653      12,050
                                            --------    --------
     Total current assets..................   70,840      67,539

   Property, plant and equipment...........  125,609     113,237
   Less accumulated depreciation...........   51,690      47,318
                                            --------    --------
     Net property, plant and equipment.....   73,919      65,919

   Other assets............................    5,155       6,382
                                            --------    --------
     Total assets.......................... $149,914    $139,840
                                            --------    --------
                                            --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts and notes payable.............. $ 19,056    $ 22,896
   Other current liabilities...............   15,123      10,811
                                            --------    --------
     Total current liabilities.............   34,179      33,707

   Long-term debt, less current maturities.   42,081      33,688
   Deferred income taxes and other
    liabilities............................    6,711       6,210
                                            --------    --------
     Total liabilities.....................   82,971      73,605
                                            --------    --------

   Minority interest.......................    1,194         689
                                            --------    --------
   Preferred stock.........................      531         531
   Common stock............................      776         775
   Other shareholders' equity..............   64,442      64,240
                                            --------    --------
     Total shareholders' equity............   65,749      65,546
                                            --------    --------
     Total liabilities and
       shareholders' equity................ $149,914    $139,840
                                            --------    --------
                                            --------    --------

The accompanying notes are an integral part of these statements.

                           DONNELLY CORPORATION

            CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share data)

                                 Three Months Ended        Six Months Ended
                                January 1   January 2    January 1   January 2
                                ---------------------    ---------------------
                                   1994        1993         1994        1993
                                ---------   ---------    ---------   ---------
Net sales....................... $ 80,070    $ 70,659     $148,325    $138,510

Costs and expenses:
   Cost of sales................   63,444      55,098      117,563     107,695
   Selling, general and
        administrative..........    9,154       8,242       17,895      17,158
   Research and development.....    4,978       3,836        9,541       7,540
                                 --------    --------     --------    --------
Operating income................    2,494       3,483        3,326       6,117

   Interest expense.............      828         812        1,593       1,657
   Royalty income...............     (400)       (401)        (670)       (759)
   Other expense................      315          40          272          90
                                 --------    --------     --------    --------
Income before taxes on income...    1,751       3,032        2,131       5,129
   Taxes on income..............      673       1,023          390       1,768
                                 --------    --------     --------    --------
Income before minority interest
   and equity earnings..........    1,078       2,009        1,741       3,361
   Minority interest in net
       income of subsidiary.....     (247)       (158)        (439)       (348)
   Equity in earnings (losses)
       of affiliated companies..     (156)         69         (268)        353
                                 --------    --------     --------    --------
Income before extraordinary gain
       and cumulative effect of
       change in accounting
       principle................      675       1,920        1,034       3,366
   Tax benefit from utilization
       of loss carryforward.....      ---         169          ---         269
   Cumulative effect of adoption
       of SFAS 109..............      ---         ---          513         ---
                                 --------    --------     --------    --------
Net income...................... $    675    $  2,089     $  1,547    $  3,635
                                 --------    --------     --------    --------
                                 --------    --------     --------    --------

Per common share:
   Income before extraordinary
       gain and cumulative effect
       of change in accounting
       principle................     0.09        0.25         0.14        0.44
   Tax benefit from utilization
       of loss carryforward....       ---        0.02          ---        0.03
   Cumulative effect of adoption
       of SFAS 109..............      ---         ---         0.06         ---
                                 --------    --------     --------    --------
   Net income................... $   0.09    $   0.27     $   0.20    $   0.47
                                 --------    --------     --------    --------
                                 --------    --------     --------    --------

Cash dividends declared......... $   0.08    $   0.07     $   0.16    $   0.14

Average common shares
     outstanding................ 7,714,628   7,679,340    7,712,534   7,675,113


The accompanying notes are an integral part of these statements.

                            DONNELLY CORPORATION

          CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                              Six Months Ended
                                           January 1    January 2
                                           -----------------------
                                              1994         1993
                                           ---------     ---------
OPERATING ACTIVITIES:

Net income................................. $  1,547      $  3,635

Depreciation and amortization..............    4,390         3,928
Deferred income taxes......................     (100)         (189)
Minority interest in net income of
   subsidiary..............................      439           348
Equity in (earnings)losses of affiliated
   companies...............................      252          (408)
Extraordinary gain.........................      ---          (269)
Cumulative effect of adoption of SFAS 109..     (513)          ---
Changes in operating assets and liabilities:
     Accounts receivable...................   (4,285)        6,607
     Inventories...........................      217          (280)
     Prepaid expenses and other current
        assets.............................      398        (1,292)
     Accounts payable and other current
        liabilities........................      973        (4,051)
   Postretirement benefits.................      532           ---
   Other...................................       31           172
                                            --------      --------

   NET CASH FROM OPERATING ACTIVITIES......    3,881         8,201
                                            --------      --------
INVESTING ACTIVITIES:

Capital Expenditures.......................  (12,611)       (5,114)
Change in unexpended bond proceeds.........      997        (4,281)
Other......................................      ---          (100)
                                            --------      --------
   NET CASH FOR INVESTING ACTIVITIES.......  (11,614)       (9,495)
                                            --------      --------
FINANCING ACTIVITIES:

Proceeds from long-term debt...............   15,000         5,000
Repayments on long-term debt...............   (6,607)       (3,546)
Common stock issuance......................      146           243
Dividends paid.............................   (1,176)       (1,354)
                                            --------      --------
   NET CASH FROM FINANCING ACTIVITIES......    7,363           343
                                            --------      --------
DECREASE IN CASH AND EQUIVALENTS CASH......     (370)         (951)
AND EQUIVALENTS, AT BEGINNING OF PERIOD....    1,214         3,769
                                            --------      --------

CASH AND EQUIVALENTS, AT END OF PERIOD..... $    844      $  2,818
                                            --------      --------
                                            --------      --------


The accompanying notes are an integral part of these statements.

                      DONNELLY CORPORATION
  NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                           (unaudited)

                         January 1, 1994


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 1, 1994, should not be considered indicative of the results that may be expected for the year ended July 2, 1994. The combined consolidated balance sheet at July 3, 1993, has been taken from the audited financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended July 3, 1993.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30th. Accordingly, each quarter will end on the Saturday closest to quarter end. Both the quarters ended January 1, 1994 and January 2, 1993 included 13 weeks. The first half of 1994 included 26 weeks compared to 27 weeks for the same period last year.


NOTE B--INVENTORIES

Inventories consist of:

                                             January 1      July 3
(in thousands)                                  1994         1993
                                             ---------    ---------
LIFO cost:
     Finished products and work in process.  $  7,489     $  7,840
     Raw materials.........................     5,417        5,256
                                             --------     --------
                                               12,906       13,096
                                             --------     --------
FIFO cost:
     Finished products and work in process.     1,250        1,345
     Raw materials.........................       676          608
                                             --------     --------
                                                1,926        1,953
                                             --------     --------
                                             $ 14,832     $ 15,049
                                             --------     --------
                                             --------     --------


NOTE C--INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.

NOTE D--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 Six Months Ended
                                             January 1       January 2
                                             -------------------------
(in thousands)                                  1994            1993
                                             ---------      ----------
Cash paid during the period for:
Interest.................................... $  1,479       $  1,171
Income taxes................................ $  2,290       $  2,815


Item 2.
DONNELLY'S CORPORATION AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATION AND FINANCIAL CONDITION
2ND QUARTER REPORT
FOR THE THREE MONTHS ENDED JANUARY 1, 1994


RESULTS OF OPERATIONS

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year, as well as quarter to quarter.

Consolidated net sales were $80,070,000 in the second quarter of 1994, an increase of 13% over the second quarter last year. North American automotive production increased 9% during this period. Sales increases in modular window systems and complete exterior mirrors, along with the higher North American automotive production, more than offset the effects of a severe recession in the European automotive market.

Consolidated net sales for the first half of 1994 were $148,325,000 compared to $138,510,000 for the first half of 1993, an increase of 7%. North American automotive production increased 10% in the same period.

Gross profit margin for the second quarter of 1994 was 20.8% compared to 22.0% in the second quarter of 1993. The decrease resulted from lower margins at the Company's Irish subsidiary due to the European recession and start-up costs associated with new and transitioning business units. While margins should improve in the second half of the year, they will be negatively impacted over the next 12-18 months as many business units prepare for new business or complete a transition process. Gross profit margin during the first half of 1994 decreased to 20.7% from 22.2% last year.

Selling, administrative and general expenses decreased as a percent-of-sales to 11.4% from 11.7% in the second quarter compared to a year ago. Actual selling, administrative and general expenses increased by $812,000 and $737,000 for the second quarter and first half, respectively. Patent litigation costs continue, however at significantly lower levels than last year.

Research and development expenses for the second quarter and first half of 1994 were 6.2% and 6.4% of sales, respectively. Expenses in both periods were nearly a full percentage point higher than last year. These increases are primarily the result of significant development costs being incurred to support new business for Ford and Mazda complete exterior mirror systems in model years 1995 and beyond, along with the new Chrysler minivan modular window business slated for start-up in late 1995.

Interest expense increased $16,000 in the second quarter, but decreased $64,000 in the first half of 1994. Lower interest rates helped offset higher borrowing levels. Interest expense will increase in the second half as capital investments to support future sales and profitability growth continues.

Other expenses in the second quarter of 1994 were $315,000 compared to 40,000 a year earlier. The current quarter's expense was primarily due to charges taken at the Company's Irish subsidiary related to the downturn in the European automotive industry.

The Company had net income in the second quarter of 1994 of $675,000 compared to $2,089,000 in the same period last year. Earnings decreased due to the following reasons: 1) a deep and prolonged recession in Europe has negatively impacted Donnelly's Irish subsidiary; 2) increased research and development expenditures to support new complete exterior mirror and modular window programs 3) increased competition and a downturn in the demand for coated glass used in liquid crystal displays is negatively affecting Donnelly Applied Films performance and 4) a $350,000 postretirement health care cost. The Company had earnings in the first half of $1,547,000 compared to $3,635,000 in the first half of 1993. Tax benefits associated with adopting SFAS 109 and retroactively reinstated research and development tax credits resulting from the new tax act helped offset some of the negative variances occurring in the period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 2.1 at January 1, 1994 and July 3, 1993. Working capital increased $2,829,000 to $36,661,000 due to higher accounts receivables at the end of the second quarter. This occurred due to the holiday period at the end of the second quarter. Capital expenditures were $12,611,000 in the first half of 1994, in support of facility expansions for modular window systems, and exterior and interior mirrors. Capital spending is projected to increase in the second half of the year and continue at a high level next year to support expanding and restructuring business requirements. These programs include construction of new modular window and complete exterior mirror equipment and facilities, redesign of existing manufacturing areas, and construction of new facilities to consolidate operations and replace older facilities. The increased spending will be financed primarily through the Company's $55 million revolving credit agreement, which only had $6.3 million borrowed against it as of January 1, 1994.

Item 1.  Legal Proceedings

Certain electrochromic mirror technology of the Company is the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). Gentex brought two patent lawsuits against the Company alleging that the Company's chemical electrochromic mirrors (as opposed to solid-state, thin-film or polymer film electrochromic mirrors) infringed four Gentex patents. On April 20, 1993, following a jury trial in one of those lawsuits, the court entered judgement in favor of Gentex. The court awarded Gentex damages and enjoined the Company from the manufacture, use or sale of certain chemical electrochromic mirrors.

The Company entered into a settlement agreement with Gentex on May 20, 1993. Under this agreement the Company paid a total of $3.6 million in satisfaction of Gentex's claims for damages in both lawsuits. The provisions of the injunction entered by the court were not affected by this settlement agreement.

On June 7, 1993, Gentex filed another lawsuit against the Company. In this suit Gentex has alleged that the Company's solid polymer film electrochromic mirror infringes one of the Gentex patents involved in the prior litigation, and that the Company has violated the injunction entered by the court in the litigation. Gentex is seeking unspecified damages and an injunction against further alleged infringement by the Company. The Company has denied that its solid polymer film electrochromic mirror infringes the Gentex patent, and has denied that it violated the court's injunction. Pre-trial discovery is being conducted in the lawsuit and trial has been scheduled to begin on May 16, 1994.

On July 8, 1993, the Company filed a lawsuit against Gentex. In this suit the Company has alleged that Gentex's lighted electrochromic mirror infringes three of the Company's patents, and that Gentex's electrochromic mirror infringes a fourth patent owned by the Company. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. Gentex has not yet answered the Company's complaint and no trial date has been set.


Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits - none
     b. The Company did not file any reports on Form 8-K during the three months ended January 1, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              DONNELLY CORPORATION
                              Registrant



                                     /s/ J. Dwane Baumgardner
Date:  February 10, 1994
                              ---------------------------------------
                              J.  Dwane Baumgardner
                              (Chairman, and Chief Executive Officer)



                                     /s/ James A. Knister
Date:  February 10, 1994
                              ---------------------------------------
                              James A. Knister
                              (Senior Vice President and Chief Financial
                              Officer)