Form 10-Q
period 1994-04-02
DONNELLY CORP
filed 1994-05-12
CIK 805583

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q



                         QUARTERLY REPORT
                  Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For the quarter ended April 2, 1994    Commission File Number 1-9716



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


4,140,160 shares of Class A Common Stock and 3,583,632 shares of Class B Common Stock were outstanding as of May 6, 1994.

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         DONNELLY CORPORATION

            CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                             April 2      July 3
                                              1994         1993
                                           ---------   ---------
ASSETS

   Cash and equivalents.................... $    600    $  1,214
   Accounts receivable, less allowances
      of $619 and $562.....................   47,741      39,226
   Inventories.............................   18,463      15,049
   Prepaid expenses and other current assets  13,248      12,050
                                            --------    --------
     Total current assets..................   80,052      67,539

   Property, plant and equipment...........  134,669     113,237
   Less accumulated depreciation...........   54,277      47,318
                                            --------    --------
     Net property, plant and equipment        80,392      65,919

   Other assets............................    5,826       6,382
                                            --------    --------
     Total assets.......................... $166,270    $139,840
                                            --------    --------
                                            --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts and notes payable.............. $ 24,049    $ 22,896
   Other current liabilities                  18,150      10,811
                                            --------    --------
     Total current liabilities.............   42,199      33,707

   Long-term debt, less current maturities.   47,646      33,688
   Deferred income taxes and other
    liabilities............................    7,150       6,210
                                            --------    --------
     Total liabilities.....................   96,995      73,605
                                            --------    --------
   Minority interest.......................    1,333         689
                                            --------    --------
   Preferred stock.........................      531         531
   Common stock............................      777         775
   Other shareholders' equity..............   66,634      64,240
                                            --------    --------
     Total shareholders' equity............   67,942      65,546
                                            --------    --------
     Total liabilities and
       shareholders' equity................ $166,270    $139,840
                                            --------    --------
                                            --------    --------

The accompanying notes are an integral part of these statements.

                            DONNELLY CORPORATION

            CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share data)

                                  Three Months Ended       Nine Months Ended
                                  April 2     April 3     April 2     April 3
                                 --------------------    --------------------
                                   1994        1993        1994        1993
                                 --------    --------    --------    --------
Net sales....................... $ 90,897    $ 79,625    $239,222    $218,135

Costs and expenses:
   Cost of sales................   71,075      61,630     188,638     169,325
   Selling, general and
        administrative..........    9,745       9,844      27,640      27,002
   Research and development.....    5,675       4,127      15,216      11,667
                                 --------    --------    --------    --------
Operating income................    4,402       4,024       7,728      10,141


   Interest expense.............      960         755       2,553       2,412
   Royalty income...............     (375)       (370)     (1,045)     (1,129)
   Other expense................     (163)        (88)        109           2
                                 --------    --------    --------    --------

Income before taxes on income...    3,980       3,727       6,111       8,856
   Taxes on income..............    1,233       1,267       1,623       3,035
                                 --------    --------    --------    --------
Income before minority interest
   and equity earnings..........    2,747       2,460       4,488       5,821
   Minority interest in net
       income of subsidiary.....     (139)       (213)       (578)       (561)
   Equity in earnings (losses)
       of affiliated companies..       71         206        (197)        559
                                 --------    --------    --------    --------
Income before extraordinary gain
       and cumulative effect of
       change in accounting
       principle................    2,679       2,453       3,713       5,819
   Tax benefit from utilization
       of loss carryforward.....      ---         178         ---         447
   Cumulative effect of adoption
       of SFAS 109..............      ---         ---         513         ---
                                 --------    --------    --------    --------
Net income...................... $  2,679    $  2,631    $  4,226    $  6,266
                                 --------    --------    --------    --------
                                 --------    --------    --------    --------

Per common share:
   Income before extraordinary
       gain and cumulative effect
       of change in accounting
       principle................     0.35        0.32        0.48        0.76
   Tax benefit from utilization
       of loss carryforward.....      ---        0.02         ---        0.05
   Cumulative effect of adoption
       of SFAS 109..............      ---         ---        0.06         ---

   Net income................... $   0.35    $   0.34    $   0.54    $   0.81
                                 --------    --------    --------    --------
                                 --------    --------    --------    --------

Cash dividends declared......... $   0.08    $   0.07    $   0.24    $   0.21

Average common shares
     outstanding................ 7,718,623   7,692,852   7,714,563   7,980,879


The accompanying notes are an integral part of these statements.

                       DONNELLY CORPORATION

     CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                              Nine Months Ended
                                             April 2     April 3
                                            --------------------
                                              1994        1993
                                            --------    --------
OPERATING ACTIVITIES:

Net income................................. $  4,226    $  6,266

Depreciation and amortization..............    6,984       6,121
Deferred income taxes......................     (100)       (111)
Minority interest in net income of
   subsidiary..............................      578         561
Equity in (earnings)losses of affiliated
 companies.................................      148        (614)
Extraordinary gain.........................      ---        (447)
Cumulative effect of adoption of SFAS 109..     (513)        ---
Postretirement Benefits....................      808         ---
Changes in operating assets and liabilities:
  Accounts receivable......................   (8,515)        440
  Inventories..............................   (3,414)       (268)
  Prepaid expenses and other current
     assets................................   (1,197)     (3,166)
  Accounts payable and other current
     liabilities...........................    8,992       3,204
  Other....................................     (420)         59
                                            --------    --------

  NET CASH FROM OPERATING ACTIVITIES.......    7,577      12,045
                                            --------    --------
INVESTING ACTIVITIES:

Capital Expenditures.......................  (21,594)     (9,617)
Change in unexpended bond proceeds.........    1,070      (2,839)
Other......................................      (36)       (600)
                                            --------    --------
  NET CASH FOR INVESTING ACTIVITIES........  (20,560)    (13,056)
                                            --------    --------
FINANCING ACTIVITIES:

Proceeds from long-term debt...............   17,350       5,000
Repayments on long-term debt...............   (3,391)     (2,868)
Common stock issuance......................      214         433
Dividends paid.............................   (1,804)     (2,189)
                                            --------    --------

  NET CASH FROM FINANCING ACTIVITIES.......   12,369         376
                                            --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS......     (614)       (635)
CASH, AT BEGINNING OF PERIOD...............    1,214       3,769
                                            --------    --------
CASH, AT END OF PERIOD..................... $    600    $  3,134
                                            --------    --------
                                            --------    --------

The accompanying notes are an integral part of these statements.

                           DONNELLY CORPORATION
       NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                (unaudited)

                                April 2, 1994


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 2, 1994, should not be considered indicative of the results that may be expected for the year ended July 2, 1994. The combined consolidated balance sheet at July 3, 1993, has been taken from the audited financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended July 3, 1993.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30th. Accordingly, each quarter will end on the Saturday closest to quarter end. Both the quarters ended April 2, 1994 and April 3, 1993 included 13 weeks. The first nine months of 1994 included 39 weeks compared to 40 weeks for the same period last year.


NOTE B--INVENTORIES

Inventories consist of:

                                              April 2     July 3
(in thousands)                                 1994        1993
                                             --------    --------
LIFO cost:
     Finished products and work in process.  $  9,784    $  7,840
     Raw materials.........................     6,629       5,256
                                             --------    --------
                                               16,413      13,096
                                             --------    --------
FIFO cost:
     Finished products and work in process.     1,381       1,345
     Raw materials.........................       669         608
                                             --------    --------
                                                2,050       1,953
                                             --------    --------
                                             $ 18,463    $ 15,049
                                             --------    --------
                                             --------    --------

NOTE C--INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.

NOTE D--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               Nine Months Ended
                                              April 2     April 3
                                             --------------------
(in thousands)                                 1994        1993
                                             --------    --------
Cash paid during the period for:
Interest...................................  $  2,211    $  2,147
Income taxes...............................  $  3,145    $  3,565


Item 2.
             DONNELLY CORPORATION AND SUBSIDIARIES
             MANAGEMENTS DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       3RD QUARTER REPORT
       FOR THE THREE AND NINE MONTHS ENDED APRIL 2, 1994


RESULTS OF OPERATIONS

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year, as well as from quarter to quarter.

Consolidated net sales in the third quarter of 1994 were $90,897,000, an increase of 14% over the third quarter of 1993. During this period, North American (N.A.) automotive production increased 8%. New complete exterior mirror business for Ford began in the third quarter, more than offsetting the negative sales impact caused by the European recession. Sales increases in Interior Systems, Appliance Products and Information Products also helped the Company's sales increase to outpace N.A. automotive production.

Consolidated net sales for the first nine months of 1994 were $239,222,000, an increase of 10% over the same period last year. N.A. automotive production increased 8% in the same period.

Gross profit margin for the third quarter of 1994 was 21.8% compared to 22.6% in the third quarter of 1993. The decrease resulted from: the European recession's impact on the Company's Irish subsidiary; start-up costs associated with new complete exterior mirror production including a second shift painting operation; and business units undergoing significant transitions. Margins will continue to be negatively impacted over the next 12-15 months as many business units prepare for new business or complete a transition process. Gross profit for the first nine months of 1994 was 21.2% compared to 22.4% last year.

Selling, administrative and general expenses of $9,745,000 or 10.7% of sales in the third quarter decreased from $9,844,000 or 12.4% in the same period last year. Selling, administrative and general expenses increased by $638,000 for the first nine months of 1994 to 11.6%, compared to 12.4% for the same period last year. Patent litigation costs in both the three and nine month periods are significantly lower than last year.

Research and development expenses for the third quarter and first nine months of 1994 were 6.2% and 6.4% of sales, respectively. Expenses in both periods were nearly a full percentage point higher than last year. These increases are primarily the result of significant development costs being incurred to support new business for Ford and Mazda complete exterior mirror systems in model years 1995 and beyond, along with the new Chrysler minivan modular window business slated for start-up in late 1995.

Interest expense increased $205,000 in the third quarter and $141,000 in the first nine months of 1994. Lower interest rates continued to help offset the higher borrowing levels caused by increased capital spending.

Royalty income in the third quarter and first nine months of 1994 were $375,000 and $1,045,000 respectively, virtually flat with the same periods last year.

The Company had net income of $2,679,000 in the third quarter, compared to $2,631,000 in the same period last year. Higher sales resulting from the increased N.A. automotive production and new complete exterior mirror business, along with lower selling, general and administration expenses as a percent-of-sales allowed the Company's earnings to remain flat with the same period last year. This performance occurred despite: 1) a deep and prolonged recession in Europe which negatively impacted Donnelly's Irish subsidiary; 2) increased research and development expenditures to support new complete exterior mirror and modular window programs 3) increased competition and a downturn in the demand for coated glass used in liquid crystal displays negatively affecting Donnelly Applied Films performance and 4) postretirement health care cost of $344,000. The Company had earnings in the first nine months of 1994 of $4,226,000 compared to $6,266,000 in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.9 at April 2, 1994 and 2.0 at July 3, 1993. Working capital increased $4,021,000 to $37,853,000 to support the higher sales level. Capital expenditures were $21,594,000 in the first nine months of 1994, in support of facility expansions for modular windows, and exterior and interior mirrors. Capital spending is projected to continue at a high level through the remainder of 1994 and throughout 1995 to support construction of new modular window and complete exterior mirror equipment and facilities, redesign of existing manufacturing areas, and construction of new facilities to consolidate operations and replace older facilities. The increased spending will be financed primarily through the Company's $55 million revolving credit agreement, which had borrowings of $13,300,000 against it as of April 2, 1994. The Company also expects to issue an additional $15,000,000 private placement note with an insurance company by the end of the 1994 calendar year.

Item 1.  Legal Proceedings

Certain electrochromic mirror technology of the Company is the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). Following the settlement in May 1993, of two lawsuits previously filed by Gentex, Gentex filed another lawsuit against the Company on June 7, 1993. In this suit, Gentex alleged that the Company's solid polymer film electrochromic mirror infringed one of the Gentex patents involved in the prior litigation and that the Company has violated the injunction entered by the court in the previous litigation. Gentex sought unspecified damages and an injunction against further alleged infringement by the Company. On March 21, 1994, the Company's motion for summary judgement of non-infringement was granted and the lawsuit was dismissed. Gentex has filed an appeal of this ruling, and no decision is expected on this until 1995.

The Company's lawsuit against Gentex, filed on July 8, 1993, remains outstanding. In this suit, the Company has alleged that Gentex's lighted electrochromic mirror infringes three of the Company's patents and that all of Gentex's electrochromic mirrors infringe a fourth patent owned by the Company. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. Pretrial discovery is being conducted in this action, and a trial has been scheduled to begin in October 1995.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits - none
     b. The Company did not file any reports on Form 8-K during the three months ended April 2, 1994.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              DONNELLY CORPORATION
                              Registrant


Date:  May 6, 1994            /S/ J. Dwane Baumgardner
                              J.  Dwane Baumgardner
                              (Chairman, and Chief Executive Officer)



Date:  May 6, 1994            /S/ James A. Knister
                              James A. Knister
                              (Senior Vice President and Chief Financial
                              Officer)