Form 10-K
period 1994-08-31
DONNELLY CORP
filed 1994-09-27
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K
(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

   EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year ended July 2, 1994
                                OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                Commission File Number    1-9716

                       DONNELLY CORPORATION
      (Exact name of registrant as specified in its charter)

       Michigan
  (State or other jurisdiction        38-0493110
  of incorporation or organization)(IRS Employer Identification No.)

 414 East Fortieth Street, Holland, Michigan        49423
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (616) 786-7000

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class     Name of each exchange on which registered
  Class A Common Stock           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X      No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

    The aggregate market value of voting stock held by non-af-filiates of the registrant was $87,584,085 as of August 31, 1994.

    Number of shares outstanding of each of the registrant's classes of common stock, as of August 31, 1994.

    4,147,266 shares of Class A Common Stock par value, $.10 per share 3,582,915 shares of Class B Common Stock par value, $.10 per share

                 DOCUMENT INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement for its annual meeting of shareholders to be held October 21, 1994, are incorporated by reference into Part III of this report.

                              PART I.

ITEM 1.  BUSINESS

(a)  General Development of Business

    The Company is engaged primarily in the design, manufacture, marketing and sale of glass related and plastic molded products for the automotive industry. The Company also supplies glass coatings for the transportation, electronics, and computer industries (either solely or through several joint ventures) and supplies plastic molded products for the appliance industry.

    On August 15, 1994, the Company announced an agreement to sell its appliance products business to Gemtron Corporation. This segment represented approximately 1% of combined consolidated net sales of the Company is fiscal 1994. Closing of the sale is expected to occur by October 1, 1994. While final proceeds have not yet been determined, it is expected that the transaction will include a cash price payable at closing resulting in a net gain and a royalty payment over each of the next two years.

    The Company was incorporated in Michigan in 1936. The Company's corporate offices are located at 414 East Fortieth Street, Holland, Michigan, 49423, and its telephone number is (616) 786-7000. Unless otherwise noted or indicated by the context, the term "Company" includes Donnelly Corporation, its wholly owned subsidiaries and Donnelly Export Corporation, a shareholder Domestic International Sales Corporation under the Internal Revenue Code owned entirely by the holders of the Company's Class B Common Stock.

ITEM 1(b)  Financial Information About Industry Segments

    The Company is primarily engaged in the research, design, development, manufacture, marketing and sale of interior and exterior rearview mirrors, interior lighting and interior trim products, and modular windows for world automotive markets. Prior to 1993, the Company was also engaged in the research, design, development, manufacture, marketing and sale of highly technical solid-state glass coatings for products used primarily in the electronic and computer industries worldwide. This segment represented approximately 11% of combined consolidated net sales of the Company in fiscal 1992. Effective May 3, 1992, the liquid crystal display products aspect of the coated products business was transferred to Donnelly Applied Films Corporation, a 50% owned joint venture accounted for on the equity method of accounting. As a result, this segment is no longer reported separatly. Excluding the contributions of various coatings related joint ventures, the Company's market focus is nearly exclusively automotive in fiscal 1994.

ITEM 1(c)  Narrative Description of Business

Products, Services, Markets and Methods of Distribution

  Automotive Products

    Automotive Vision. The Company manufactures a wide range of interior and exterior rearview mirror products.

    Interior Rearview Mirrors. The Company began producing prismatic day/night mirror glass in 1939 and has been a leading innovator of interior rearview mirrors in the United States since that time. The Company now supplies interior rearview mirror assemblies to General Motors Corporation, Ford Motor Company and Chrysler Corporation (the "Big Three" automakers), the North American facilities of foreign owned automakers (the "New Automotive Manufacturers") and North American joint ventures between the Big Three automakers and foreign automakers. Through DML, its Irish subsidiary, the Company supplies interior rearview mirror assemblies to French automotive manufacturers. DML also manufactures and sells prismatic interior rearview mirror glass to foreign producers of interior rearview mirrors.

    The Company has also developed complex modular interior mirror assemblies, including mirrors with added features such as lights. Lighted mirrors direct light down to the laps of the driver and passenger for reading or general lighting. Sales of lighted mirrors have increased significantly since their introduction in fiscal 1985.

    The Company is developing and offering for sale, various electrochromic technologies for use in day/night automotive mirror systems which automatically dim when headlights approach from the rear. Some of these electrochromic technologies have been subject of litigation. See Item 3. The company is also developing electronic vision systems for vehicles which make use of advanced sensors and video microchip technology to control dimmable interior and exterior mirror systems.

    Exterior Rearview Mirrors. In 1987, the Company began manufacturing exterior rearview mirror assemblies for cars and trucks. Exterior mirror assemblies are more complex than base interior rearview mirror assemblies given that, among other things, they contain either manual or motorized actuators for remote adjustment. In addition, most new vehicles are equipped with two exterior mirrors. Accordingly, the per vehicle sales price of exterior mirror assemblies substantially exceeds that of interior rearview mirror assemblies.
The Company supplies exterior rearview mirror assemblies to Honda of America, Ford and Mazda. The Company also supplies Kenworth Truck Company ("Kenworth"), a major manufacturer of large trucks.

    A new area of growth for the Company arising out of established skills in automotive paint and plastic molding is the manufacture of exterior trim components. While still a small product line for the Company, the Company is now producing exterior door handles for Honda and Ford.

    The Company manufactures and supplies flat and convex chrome-coated mirror glass to other manufacturers of exterior mirror assemblies. This product line supplies mirror components to other complete mirror manufacturors and to the Company's own internal complete mirror operation. This is a small product line that is being relocated to Monterrey, Mexico in fiscal 1995.

    The Company introduced a new mirror system innovation during the 1993 fiscal year. Trademarked INTELLIGENT VISION, this system combines a unique new electrochromic material with a video microchip which operates as a "smart sensor". This system permits the user to monitor light levels from behind the vehicle and automatically adjusts all three rearview mirrors independently to compensate for glare. It is expected that the INTELLIGENT VISION system will be available sometime in fiscal 1998.

    The Company has made significant investments in the development of solid-state, thin-film electrochromic technology that has potential for mirror and window applications. This technology allows the user to control the reflection of light off glass through the application of an electrical current to a solid-state coating applied to the glass. Using this technology, the Company has developed and markets GLARESTOPPER solid-state electrochromic mirrors for large trucks.
This mirror permits truck drivers to manually adjust the glare of their mirrors by a range of up to ten times.

    Interior Lighting and Trim. The Company manufactures various interior trim products including dome lights, interior door lights, lighted and non-lighted grab handles and coat hooks. The Company's interior lighting products are based on both plastic molding and optics technology. While the Company entered this market relatively recently, it believes the market will expand due to automakers' desire to add value to their cars and the trend toward modularization of components. The Company believes automakers will increasingly seek suppliers who can provide complete interior lighting and trim systems. The Company currently supplies these products to the Big Three automakers and has orders from Honda and Toyota.

    Modular Windows. Modular windows consist of window glass and a plastic molding that encapsulates various components, such as the frame, grommet, trim and hardware. These windows, offer improved quality, aerodynamics, and performance at a competitive price to conventional window systems. Recent product additions include hinged windows, "flush surface" windows that involve single sided encapsulation, bonding of hardware directly to glass, and the incorporation of color matched body hardware into the window system. Its windows are used for rear & liftgate windows, quarter windows, aperture windows, fixed vent windows and windshields on over 40 current models, including vehicles produced by each of the Big Three automakers and certain of the New Automotive Manufacturers.
Increasing use of modular windows by the Big Three automakers reflects trends in the industry towards outsourcing, modularization and reliance on suppliers for design. Based upon the number of modular windows that have been specified and are being designed for future models, the Company expects continued expansion of the market for modular windows sold to the Big Three automakers and New Automotive Manufacturers. Through D&A Technology, Inc. ("D&A") the Company, will provide substantially all the modular windows for General Motors' Saturn cars through the 1995 model year. Replacement business for D&A has not been booked and an evaluation regarding the future of this business is being made. The Company also has another window manufacturing facility in Mt. Sterling, Kentucky, which will focus on customers in this geographic area.

    Modular windows can be molded using polyvinyl chloride ("PVC") or a urethane reaction injection molding process ("RIM"). The PVC process is less expensive primarily because the material is less costly and does not require painting. PVC, however, is more difficult to mold, particularly for large windows. The Company believes that its ability to design and mold windows in either process and its expertise in PVC molding are significant competitive factors.

    The Company has licensed major automotive glass companies in Europe and Japan to manufacture modular windows for sale in foreign markets using the Company's technology.

Non-Automotive Businesses

    The Company is heavily committed to its core automotive businesses and it will remain the company's central focus. However, the Company has developed a number of significant non-automotive businesses and relationships over the years. These activities developed from core technologies that had applications outside of the automotive industry.

    Each of our non-automotive businesses are being structured to be operated independently from the Company's core automotive businesses.

    Information Products. The Company's various, electrically conductive, transparent, thin-film, coated glass products are used in computer applications such as touch screens, contrast enhancement computer screens, computer face plates which shield the operator from terminal emissions, and pen-interface electronic devices.

    Appliance Products. A relatively new product line at the Company, this group manufactures a variety of unique, attractive, modular glass shelves for refrigerators. These shelves make use of Company's extensive plastic molding and glass fabrication technologies and are designed to contain spills. On August 15, 1994, the Company announced its intent to sell the appliance products product line to Gemtron Corporation. See Item 1a.

    Heavy Truck Mirrors. These exterior mirror systems are designed for aerodynamic efficiency and are available with electrochromic dimming features as well. The solid-state electochromic coatings used in this product reduce glare during both day and night driving conditions.

    Optics. A new focus at Donnelly, this small group is working to commercialize low cost, high quality, advanced diffractive optics in both automotive and non-automotive areas. This unique new optics development dramatically improves lighting and imaging systems.

Joint Ventures

    Donnelly Applied Films Corporation "DAFC". DAFC is a major manufacturer of thin-film glass coatings used in the production of liquid crystal displays (LCDs). LCDs are widely used in watches, games, calculators, and instrumentation. DAFC is located in Boulder, Colorado.

    Donnelly Yantai Electronics Corporation, Ltd. This venture produces glass coatings similar to those of DAFC for use in the domestic Chinese LCD market. This operation is located in the Yantai Peninsula of the People's Republic of China. Ownership of the Joint Venture will transfer to DAFC by the end of fiscal 1995.

    OSD Envizion Company. OSD Envizion produces electronic lenses for welding helmets using high speed, liquid crystal technology. The lense changes from light to dark in only millionths of a second to protect the eyes of the user. This product reduces fatigue, improving quality and safety. OSD Envizion is located in Menlo Park, California.

    VLSI Vision Limited "VVL". The Company is working in partnership with VVL to produce electronic vision systems for the world automotive industry using an innovative video microchip. The Company and VVL have been collaborating to produce "smart" chips which can perform a variety of functions in a vehicle including control of advanced mirror systems, video displays, lighting control, and even security devices. VVL is located in Edinburgh, Scotland.

Marketing Staff

    In the United States, the Company markets its automotive products through a sales force of approximately 31 people, who with approximately 91 members of the Company's engineering staff, work with its customers' design teams early in the design process. Sales of interior and exterior mirror glass are generally to mirror manufacturers while sales of the Company's other automotive products are generally to automakers.

    The Company's Irish subsidiary employs 9 sales people including one based in Japan, and also sells through a trading company in Japan.

    The Company markets its non-automotive products through a sales force of 6 sales people and 15 engineers. The Company works with potential customers on the development of new applications for electronic information display products.

New Product or Industry Segment Information

    On June 7, 1994, the Company announced that it has entered into a joint venture with Happich Group of Germany to manufacture and market new automotive interior sunscreen systems, grab handles and other interior trim components for North American automotive customers. Both companies also plan to expand their relationship to supply new technology for the European automotive market. The joint venture, entitled Donnelly Happich Technologies, Inc., will initially operate in a facility owned by the Company located in Holland, Michigan.

    In June 1994, Donnelly acquired 100% of the outstanding stock of an Irish company that primarily supplies complete exterior mirrors to Honda of Europe and Rover. The new company has been renamed Donnelly Vision Systems Europe, Ltd. This acquisition had no material effect on the consolidated financial statements of the Company.

    The Company is committed to its Variable Light Control (VLC)
Technology. These technologies allow the user to control the flow of light through, or the reflection of, light from glass.

    The Company has made significant investments in the development of solid-state, thin-film electrochromic technology that has potential for mirror and window applications. Electrochromic coatings allow the user to darken glass to the desired degree through the application of an electrical current to the coating. The initial application of solid-state, thin-film coatings is being made in the production of dimmable mirrors for the heavy truck industry.

    The Company continues to market electrochromic day/night automotive mirror systems which will automatically dim when headlights approach from the rear. This system has been the subject of litigation between the Company and Gentex for over four years. See
Item 3. In March, Gentex's final outstanding patent suit against the Company was dismissed in Federal Court in Grand Rapids, Michigan. In its decision dismissing this suit, the Court found that the Company's POLYCHROMIC(tm) electrochromic technology does not infringe the patent asserted by Gentex's patents. Apart from Gentex appeal of this ruling there are no lawsuits outstanding by Gentex against the Company. However litigation by the Company against Gentex is scheduled for trial in October, 1995. See Item 3.

    The Company has continued to actively develop newer and more advanced electrochromic technologies for the automotive marketplace. We have developed or licensed a number of promising technologies and
several are already available for commercial use.   Electrochromic
mirror systems are electrically dimmable to reduce the glare from the headlights of other cars (approaching from the rear).

    The Company's GLAREFREE(tm) electrochromic mirror technology
offers several advantages over competing technology.   It has already
been purchased by Ford, Jaguar, Range Rover, and others. The Company believes that the recent court decision, combined with the Company's new technology advances, has now opened this marketplace to competition.

    The Company has not otherwise made any public announcements of, or otherwise made public information about, a new product or industry segment which would require the investment of a material amount of the Company's assets or which otherwise would be material.

Sources and Availability of Raw Materials

    Generally, the Company has multiple sources of supply for the important materials and components used in its products. Where the Company uses one source for an important material, it believes alternative sources are available or could be readily developed.

Patents, Licenses, Etc.

    While the Company owns over 130 patents and considers them important, the Company as a whole is not dependent to any material extent upon any single patent or group of patents. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are more important than its patents. Certain technology of the Company is the subject of patent litigation. See Item 3.

    The Company has licensed certain of its own patents and technology and has licenses under certain third party patents and technology.

Seasonal Nature of Business

    The Company's net sales and net income are subject to significant quarterly fluctuations. These fluctuations are attributable primarily to customer shipment schedules which are tied to the production schedules of the Company's major automotive customers. The Company generally reports lower net sales and net income in the first half of its fiscal year than in the second half because domestic automotive production is generally lower during the first two quarters of the Company's fiscal year.

Working Capital Practices

    The Company does not believe that it, or industries which it serves in general, have any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

Importance of Limited Number of Customers

    In fiscal 1994 approximately 75% of the Company's net sales were to the following major U.S. automobile manufacturers:

    Ford Motor Company                   24%
    General Motors Corporation           21%
    Chrysler Corporation                 18%
    Honda of America Mfg., Inc.          12%

    Total                                75%

    The loss of any one of these customers would have a material adverse effect on the Company.

Backlog of Orders

    As of July 2, 1994, and July 3, 1993, the Company's backlog of orders was approximately $73 million and $60 million respectively.
The Company believes that all of its existing backlog will be delivered during the current fiscal year. The Company generally sells to automakers on the basis of long-term purchase contracts or one-year purchase orders, which generally provide for releases for approximately 30 to 90 days of production. Unshipped products under these releases and short-term purchase orders constitute the Company's backlog.

Government Contracts

    The Company does not believe that any portion of its business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the government.

Competition

  Automotive Products

    Competition in the markets for the Company's automotive products is based on manufacturing capabilities, design, quality and price.
The Company believes that its historical emphasis on research and development and on product design, as well as its high quality ratings and close working relationships with its customers, are important competitive factors for the Company. Its international experience and relationships are also significant competitive factors in the increasingly globalized market. A number of the Company's competitors are divisions or subsidiaries of larger corporations, including vertically integrated glass companies, with greater financial resources than the Company and with well-established relationships with automakers. Changing technology and design, and modularization capabilities to improve product function and lower costs will continue to place pressure on the Company to be a cost competitive producer of quality, functional automotive products, or lose market share and growth opportunities to competitors who meet these demands.

    Automotive Vision. The level and nature of competition involving the Company's automotive vision products are varied.

    Interior Rearview Mirrors. Competition in the U.S. market for interior rearview mirror assemblies and rearview mirror glass is limited. The Company knows of three competitors in the U.S. market: one in the market for base interior rearview mirror assemblies, and two in the added-feature mirror market (electrochromic and lighted mirrors). The Company has developed extensive skills and know-how in mirror glass and interior rearview mirror assembly manufacturing. The Company for many years has sold interior mirror glass to Japanese rearview mirror suppliers and now supplies interior rearview mirror assemblies to the U.S. facilities of Japanese automakers, a Korean automaker, and joint ventures between Japanese and U.S. automakers.

The Company has several potential competitors for interior mirror glass sales in Japan.

    The Company has one competitor in the U.S. market for automatic interior electrochromic mirrors. The Company and that competitor have been involved in patent litigation with respect to certain aspects of electrochromic technology. The litigation has had an adverse impact on the Company's ability to market interior electrochromic mirrors in the United States and Europe. See Item 3.

    Several other companies market interior mirror glass in Europe.

The Company believes each has a smaller market share than the Company. In Europe, the Company competes with several other manufacturers of interior rearview mirror assemblies, including some companies with greater financial resources.

    Exterior Rearview Mirrors. Approximately twelve U.S. companies manufacture exterior mirror assemblies for sale in the U.S. market, although fewer companies compete in the market for the type of painted assemblies currently made by the Company. The Company entered the exterior mirror assembly market in fiscal 1988. The Company has many competitors, both in the United States and worldwide, in the sale of exterior mirror glass.

    The Company and one competitor in the U.S. market have been involved in patent litigation with respect to certain aspects of automatic exterior electrochromic mirrors. The litigation has had an adverse impact on the Company's ability to market exterior electrochromic mirrors in the United States and Europe. See Item
3.

    Interior Lighting and Trim. There are many competitors in the market for interior lighting and trim products. The Company believes its close customer relationships, program management, design capabilities, basic materials knowledge and plastic injection molding capabilities are significant competitive factors.

    Modular Windows. The Company has many competitors in the domestic modular window market. Three competitors are major automotive glass manufacturers or are closely associated with automobile or glass manufacturers. The Company believes that other glass manufacturers could vertically integrate into glass molding and that these companies would be significant competitors due to their size.

  Electronic Information Display Products

    The Company believes it is the world's leading producer of coated bent glass for the CRT-based electronic display and interactive systems market. Competition in this segment is based on service, quality and price.

Research and Development

    The Company engages in extensive research and development. It believes its technical capabilities have resulted in the development of new and improved products.

    In fiscal 1994, 1993, and 1992, research and development expenditures were $21,362,000, $15,889,000, and $14,175,000, respectively, or 6.3%, 5.3%, and 5.2% of the Company's total net sales for those years. While the Company has an active corporate research and development group, approximately 80% of the Company's total research and development expenditures is product specific and conducted by the Company's product engineers. Corporate research and development work is facilitated by advanced technology labs located in Holland, Michigan, and in Tucson, Arizona, where the Company maintains a close linkage with the faculty and students of the University of Arizona, and in Naas, Ireland.

Human Resources

    The Company believes its human resources is one of its fundamental strengths. The Company currently has approximately 2,750 employees in its Michigan, Arizona, Tennessee, Kentucky, Ireland, and Mexico facilities. Its domestic work force is non-union. The Company considers its relationship with its employees to be favorable.

    The Company's Irish work force is unionized, as are the work forces of most companies in Ireland. The Company has no collective bargaining agreement in Ireland, where non-economic terms of employment are governed by statute. The Company negotiates wages and benefits approximately annually with its Irish work force.

    The Company has operated for over forty years under a participative management system. The Company believes that this approach has increased productivity by emphasizing individual employee opportunity and participation both in the operating decisions and in the Company's profitability. Furthermore, the Company believes this emphasis has resulted in enhanced long-term productivity, cost control and product quality and has helped the Company attract and retain capable employees.

ITEM 1(d) Information About Foreign Operations

    During the last fiscal year, approximately 5% of combined consolidated net sales were derived from the operations of the Company's wholly-owned Irish subsidiary, Donnelly Mirrors Limited ("DML"). (Sales of DML consisted entirely of automotive vision products.) Approximately 7% of combined consolidated net sales were derived from export shipments from the Company's United States operations to customers in foreign countries. The Company has licensed major automotive glass companies in Europe and Japan to manufacture modular windows for sale in foreign markets using the Company's technology.

    Export revenues are foreign revenues produced by identifiable assets located in the United States. Foreign revenues are generated by identifiable assets located at the Company's Irish subsidiaries which produce automotive products. A summary of the Company's operations by geographic area follows:

(in thousands)  Year ended         1994       1993       1992
Revenues:
United States                     $296,226  $253,631   $207,724
Foreign                             18,367    23,065     20,960
Export:
Americas                            21,557    22,153     21,085
Asia                                   310       400     19,118
Europe                                 785       895      1,889
Other                                   17       783        623
Subtotal                          $337,262  $300,927   $271,399

The Company's export shipments decreased substantially in fiscal 1993 due to the creation of the DAFC joint venture. See item 1(b).

(in thousands) Year ended            1994      1993      1992
Operating Income (Loss):
United States                      $16,397    $16,962   $13,634
Foreign                             (3,276)      (904)     (742)
Subtotal                           $13,121    $16,058   $12,892
Identifiable Assets:
United States                     $165,172   $125,465  $114,102
Foreign                             18,629     14,375    17,127
Total                             $183,801   $139,840  $131,229

    Fluctuating exchange rates and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of the Company's foreign operations.

ITEM 2.  PROPERTIES

    The company owns or leases facilities which are located throughout the United States, Ireland, and Mexico. The location, square footage, and use of the most significant facilities at August 31, 1994, were as follows:

LOCATION
Owned Locations             Square Footage         Use
Holland, Michigan            1,043,000             Manufacturing,
                                                   Warehouse, and Office
Grand Haven, Michigan          127,000             Manufacturing,
                                                   Warehouse, and Office
Mt. Sterling, Kentucky          37,000             Manufacturing,
                                                   Warehouse, and Office
Naas, Ireland                   84,000             Manufacturing,
                                                   Warehouse, and Office
Manorhamilton, Ireland          21,600             Manufacturing,
                                                   Warehouse, and Office
Leased Locations
Mt. Pleasant, Tennessee         50,000             Manufacturing,
                                                   Warehouse, and Office
Leased Office and Warehouses
(7) Holland and Detroit,
Michigan; Tucson, Arizona;
and Tokyo, Japan               105,000             Warehouse and Office

    The Company believes its facilities are modern, well-maintained and adequately insured. Because of its rapid growth in sales the Company is continually evaluating the need for additional office, manufacturing and warehouse space.

  As of July 2, 1994, the Company had capital expenditure purchase commitments outstanding of approximately $15 million.

ITEM 3  LEGAL PROCEEDINGS

    Patent Litigation. Certain electrochromic mirror technology of the Company has been the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). The Company entered into a settlement agreement with Gentex on May 20, 1993. Under this agreement the Company paid a total of $3.6 million in satisfaction of Gentex's claims for damages in the lawsuits. Following this settlement, Gentex filed another lawsuit against the Company on June 7, 1993. In this suit, Gentex alleged that the Company's solid polymer film electrochromic mirror infringed one of the Gentex patents involved in the prior litigation and that the Company has violated the injunction entered by the court in the previous litigation. Gentex sought unspecified damages and an injunction against further alleged infringement by the Company. On March 21, 1994, the Company's motion for summary judgement of non-infringement was granted and the lawsuit was dismissed. Gentex has filed an appeal of this ruling, and no decision is expected on this until 1995.

    The Company's lawsuit against Gentex, filed on July 8, 1993, remains outstanding. In this suit, the Company has alleged that Gentex's lighted electrochromic mirror infringes three of the Company's patents and that all of Gentex's electrochromic mirrors infringe a fourth patent owned by the Company. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. Pretrial discovery is being conducted in this action, and a trial has been scheduled to begin in October 1995. The Company has filed a motion seeking a preliminary injunction against further infringement of one of its patents pending final resolution of the lawsuit. Gentex has filed a motion for summary judgement that the patent in question is invalid. Neither of these motions has yet been decided by the court.

    Other Litigation. The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 2, 1994.

                             PART II.

ITEM 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
HOLDER MATTERS

    The Common Shares are traded on the American Stock Exchange under the symbol DON. The following table sets forth for the fiscal periods indicated the high and low sale prices of the Common Shares, as reported by the American Stock Exchange, and dividends declared per share.

Fiscal     1994      1994    Dividends
Quarter    High       Low    Declared
First    $21 3/4   $18 3/4    $ .08
Second    20 3/8    18 1/2      .08
Third     20 1/4    14 1/8      .08
Fourth    16 1/2    14 3/8      .08

Fiscal     1993      1993    Dividends
Quarter    High       Low    Declared
First    $20        $14 5/8   $ .07
Second    17 3/4     13 1/4     .07
Third     20 3/4     16 3/4     .07
Fourth    20 5/8     15 7/8     .07

As of August 31, 1994, the Company had approximately 1,100 holders of record.

ITEM 6  SELECTED FINANCIAL DATA

                   1994       1993       1992       1991       1990
Net sales        $337,262   $300,927  $271,399    $232,841  $213,086
Gross profit       73,632     68,910    60,752      48,812    42,411
Operating
income             13,121     16,058    12,892       7,615     5,851
Income before
taxes on income    11,008     10,936    10,805       5,746     1,895
Income from
continuing
operations          6,745      7,257     6,893       4,168     2,337
Income from
continuing
operations per
common share         0.87       0.94      0.98        0.59      0.33
Dividends
declared per
common share         0.32       0.28      0.24        0.22      0.22
Total assets      183,801    139,840   131,229     121,404   128,670
Debt including
current
maturities         53,485     33,765    24,882      41,343    48,685
Redeemable
preferred stock       531        531       531         531       531
Shareholders'
equity (total)     70,826     65,546    61,158      42,930    41,083

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

General

    Donnelly's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year.

Comparison of 1994 to 1993

    Donnelly's sales increased 12.1% to $337.3 million in 1994, from $300.9 million in 1993. North American automotive production increased 9% over the same period. Sales growth occurred despite flat or declining pricing. A primary contributor of the sales growth was new complete exterior mirror business for both Ford and Mazda which began in the last half of 1994. Strong demand for modular windows, especially at Ford and Chrysler, is continuing to boost sales. Interior mirror sales increased in North America, helping to offset the negative sales impact caused by the European recession. Sales increases of interior systems, information products and appliance products also helped the Company's sales increase outpace automotive production.

    Gross profit margin decreased to 21.8% of sales in 1994, from 22.9% in 1993. This decrease resulted from: the European recession's impact on Donnelly Mirrors, Ltd. (DML) an Irish subsidiary; start-up costs associated with new complete exterior mirror production including a second shift paint operation; and business units undergoing significant transition costs, including the exterior mirror glass move to Mexico and the interior mirror consolidation into a new facility in Western Michigan. Improved operating results from the interior mirror and exterior mirror glass business transitions should begin in 1995 and be completed by the end of 1996. Customer price pressure continues. However, the Company is committed to a company-wide continuous improvement program which is expected to reduce its costs.

    Selling, administrative and general expenses were $38.0 million or 11.3% of sales in 1994, a decrease from 12.3% in 1993. Patent litigation costs were significantly lower than last year.

    Research and development expenses were 6.3% of sales in 1994 compared to 5.3% in 1993. The increase is primarily the result of significant development costs to support new business for Ford and Mazda complete exterior mirror systems in model years 1995 and beyond, along with the new Chrysler minivan modular window business slated for start-up in late 1995. The Company anticipates research and development expenses as a percentage of sales will return to prior ranges as revenues are generated from this new business.

    As a result of the European recession, a restructuring charge of $1.2 million was recognized in the fourth quarter of 1994 to cover a severance program and other expenses associated with the restructuring of DML.

    Interest expense increased to $3.5 million in 1994, from $3.2 million in 1993. Lower interest rates helped to offset the impact of higher borrowing levels to support increased capital spending.

    Minority interest in net income of subsidiary was $0.8 million in 1994 compared to $0.7 million in 1993. D&A Technology Inc. (D&A) showed solid performance again this year and is expected to remain strong in 1995. However, replacement business for D&A, beginning in 1996, has not been booked and an evaluation regarding the future of this business is being made. D&A currently represents 6% of the Company's combined consolidated sales.

    Equity in earnings of affiliated companies decreased to a $0.1 million loss in 1994, compared to $0.6 million of income in 1993. This was due to a downturn in the demand and price reductions for coated glass used in liquid crystal displays, which is supplied by Donnelly Applied Films Corporation (DAFC). This market appears to be improving.

    The Company had net income in 1994 of $7.3 million, compared to $7.9 million last year. Higher sales resulting from increased North American automotive production and new complete exterior mirror business, lower general and administrative expenses as a percent-of-sales, tax benefits associated with adopting SFAS 109 and retroactively reinstated research and development tax credits resulting from the new tax act helped to offset a number of unfavorable items, including: 1) a deep and prolonged recession in Europe along with a restructuring charge which impacted DML; 2) increased research and development expenditures to support new complete exterior mirror and modular window programs and no offsetting revenues; 3) increased competition, volatile pricing and a downturn (apparently short-term) in the demand for coated glass used in liquid crystal displays; and 4) increased postretirement health care costs associated with the adoption of SFAS 106. 1993 also included the $3.6 million patent settlement.

Comparison of 1993 to 1992

    Donnelly's sales and earnings set records in 1993 in spite of costly patent litigation and settlement charges. Sales were $300.9 million in 1993, an increase of 10.9% over sales of $271.4 million in 1992. The increase was reduced by the impact of the transfer of the Company's display coatings business to DAFC, a joint venture formed in May 1992. Because DAFC's financial statements are not consolidated with those of the Company, sales of DAFC were not included in the Company's reported sales for 1993. Sales increased 20.6% if display coatings sales were also excluded from 1992 reported sales. North American automotive production increased 8.2% during this same period. The increase in sales resulted from the increase in automotive production and strong sales of modular window systems particularly for the S-10 Blazer, Saturn, Taurus, Aerostar and Jeep Grand Cherokee programs.

    Gross profit margin increased to 22.9% in 1993, from 22.4% in 1992. Operational improvements and higher sales volumes, especially in modular windows helped offset price pressures in the automotive industry.

    Selling, administrative and general expenses of $37.0 million increased to 12.3% of sales in 1993, from 12.1% of sales in 1992.
This increase occurred due to the high level of legal expenses compared to 1992. Without the excessive legal charges these expenses would have decreased as a percentage of sales.

    Research and development expenses remained consistent with those in 1992, at 5.3% of sales.

    Interest expense decreased in 1993 to $3.2 million from $3.5 million in 1992. Lower interest rates along with lower borrowing levels on average both favorably impacted performance in 1993. Lower debt levels throughout 1993 resulted from the Company's common stock offering in May of 1992 and the transfer of $6.8 million of debt to DAFC.

    Royalty income was $1.7 million in 1993, compared to $1.2 in 1992. The increase primarily resulted from increased automotive production in 1993. The Company paid $3.6 million in patent litigation settlements in 1993, which significantly impacted financial performance for the year.

    Minority interest in net income of subsidiary of $0.7 million in 1993 compared to $0.03 million in 1992 resulted from improved performance at D&A. This improvement primarily resulted from higher sales volumes due to strong Saturn sales and production. The Company was also able to take advantage of a tax benefit associated with prior operating losses at D&A which were incurred during start-up. The benefit from utilizing the loss carryforward was recognized as an extraordinary item and had an income effect of $0.6 million in 1993 compared to $0.2 million in 1992.

    Equity in earnings of affiliated companies increased to $0.6 million in 1993 primarily as a result of DAFC's performance.

    The Company had record net income of $7.9 million in 1993, compared to $7.1 million in 1992. Increased sales volumes and improvements in operations offset higher patent litigation and settlement costs and customer price reductions.

ACQUISITION

    In June 1994, Donnelly acquired 100% of the outstanding stock of an Irish company that primarily supplies complete exterior mirrors to Honda of Europe and Rover. The company has been renamed Donnelly Vision Systems Europe, Ltd. This acquisition had no material effect on the combined consolidated financial statements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's current ratio was 1.7 at July 2, 1994 and 2.0 at July 3, 1993. Working capital was $36.4 million at July 2, 1994, compared to $33.8 million at July 3, 1993. This increase included higher customer tooling to be billed to support new programs, increased accounts receivable and inventories due to higher sales levels and assets included in the Irish acquisition.

    Capital spending levels increased to $35.3 million in 1994, from $17.0 million in 1993 and $9.9 million in 1992. Capital expenditures in 1994 supported a number of major programs throughout the Company. Many of these will not be completed until 1995. A wide range of expansion activities occurred in the modular window and complete exterior mirror areas to support new business programs. A new redesigned manufacturing facility for interior mirrors will consolidate operations from three other facilities to improve productivity. A new facility was also constructed in Mexico to relocate and consolidate the production of exterior mirror glass, currently being produced in three separate facilities.

    The Company expects its 1995 capital expenditures will remain high to support further expansion of both building and equipment for modular windows (including a new operation in France) and complete exterior mirrors; completion of the interior mirror transition; and other capital needed to meet future business commitments. The Company expects to finance this growth with its current revolving credit agreement and new senior notes of $15.0 million issued with an insurance company early in fiscal 1995. The notes have a four month delayed takedown with principal payments commencing in fiscal 2000 until maturity in fiscal 2005.

FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) ISSUES

    Effective July 4, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as explained in Note 6 to the combined consolidated financial statements. The impact of adopting this change increased postretirement health care costs by $1.1 million in 1993.

    Effective July 4, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes," as explained in Note 7 to the combined consolidated financial statements. This change favorably effected earnings by $0.5 million, which is reported separately in the combined consolidated statements of income.

    No other recently adopted or issued FASB statements have or are expected to have a material impact on the Company.

SUBSEQUENT EVENT

    On August 15, 1994, the Company announced an agreement to sell its appliance products business to Gemtron Corporation. This segment represented approximately 1% of combined consolidated net sales of the Company in fiscal 1994. Closing of the sale is expected to occur by October 1, 1994. While final proceeds have not yet been determined, it is expected that the transaction will include a cash price payable at closing resulting in a net gain of less than $5 million and a royalty payment over each of the next two years.


ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMBINED CONSOLIDATED STATEMENTS OF INCOME

IN THOUSANDS, EXCEPT SHARE DATA          July 2,      July 3,      June 27
       Year ended                         1994         1993         1992
Net Sales                              $337,262     $300,927     $271,399
Cost of sales                           263,630      232,017      210,647
    Gross profit                         73,632       68,910       60,752
Operating expense
Selling                                   6,194        5,634        4,964
Administrative and general               31,771       31,329       27,811
Research and development                 21,362       15,889       14,175
Restructuring charges                     1,184                       910
Total operating expenses                 60,511       52,852       47,860
    Operating income                     13,121       16,058       12,892
Non-operating expenses (income):
Interest expense                         3,528        3,216         3,506
Royalty income                           (1,370)      (1,681)      (1,238)
Patent settlement                                      3,600
Other income, net                           (45)         (13)        (181)
Non-operating expenses                    2,113        5,122        2,087
    Income before taxes on income        11,008       10,936       10,805
Taxes on income                           3,334        3,571        3,889
    Income before minority
    interest and equity earnings          7,674        7,365        6,916
Minority interest in net income
of subsidiary                              (825)        (741)         (26)
Equity in earnings (loss) of
affiliated companies                       (104)         633            3
Income before extraordinary gain
and cumulative effect of change
in accounting principle                   6,745        7,257        6,893
Tax benefit from utilization of
loss carryforward                                        595          189
Cumulative effect of adopting
SFAS 109                                    513
Net income                               $7,258       $7,852       $7,082
Per share of common stock:
Income before extraordinary gain
and cumulative effect of change
in accounting principle                  $0.87        $0.94        $0.98
Tax benefit from utilization of
loss carryforward                                      0.08         0.02
Cumulative effect of adopting SFAS
109                                        0.07
Income per share of common stock          $0.94       $1.02        $1.00

The accompanying notes are an integral part of these statements.

COMBINED CONSOLIDATED BALANCE SHEETS

In thousands, except share data            July 2,      July 3,
                                            1994         1993
Current assets:
Cash and cash equivalents                  $1,374        $1,214
Accounts receivable, less allowances of
$676 and $562                              47,303        39,226
Inventories                                19,976        15,049
Customer tooling to be billed              13,137         7,894
Prepaid expenses                            3,027         3,386
Deferred income taxes                         747           770
    Total current assets                   85,564        67,539
Property, plant and equipment
Land                                        3,342         2,067
Buildings                                  27,919        25,081
Machinery and equipment                    87,602        83,336
Construction in progress                   24,406         2,753
  Subtotal                                143,269       113,237
Less accumulated depreciation              51,898        47,318
    Net property, plant and equipment      91,371        65,919
Other assets                                6,866         6,382
    Total assets                         $183,801      $139,840
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                          $33,880       $22,819
Current maturities of long-term debt          347            77
Accruals:
Compensation                                7,007         5,405
Taxes                                       3,483         1,901
Postretirement plans                          582         1,067
Other                                       3,859         2,438
    Total current liabilities              49,158        33,707
Long-term debt, less current maturities    53,138        33,688
Postretirement plans                        4,778           605
Deferred income taxes and other             4,290         5,605
    Total liabilities                     111,364        73,605
Minority interest                           1,611           689
Shareholders' equity:
Preferred stock, 7 1/2% cumulative, $10
par:  chares authorized 250,000 issued
53,112                                        531           531
Common stocks:
   Class A, $.10 par; shares authorized
   30,000,000 issued 4,146,549 and
   4,126,472                                  415           413
   Class B, $.10 par; shares authorized
   15,000,000 issued 3,583,632                358           358
   Donnelly Export Corporation, $.01 par;
   shares authorized 600,000, issued
   409,561                                      4             4
Additional paid-in capital                 20,730        20,428
Cumulative foreign currency translation
adjustment                                   (640)         (869)
Retained earnings                          49,428        44,681
    Total shareholders' equity             70,826        65,546
    Total liabilities and shareholders'
    equity                               $183,801      $139,840

The accompanying notes are an integral part of these statements.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                       July 2,       July 3,       June 27,
                                    1994          1993          1992
OPERATING ACTIVITIES
Net income                          $7,258        $7,852       $7,082
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Depreciation and amortization        9,771         8,335        9,522
Deferred pension cost and
postretirement benefits              3,941           199          832
Deferred income taxes               (1,432)         (190)        (138)
Minority interest                      825           741           26
Equity in (earnings) loss of
affiliated companies                    28           (674)        (11)
Extraordinary gain                                   (595)       (189)
Cumulative effect of change in
accounting principle                  (513)
Changes in operating assets and
liabilities:
Accounts receivable                 (9,228)         3,866     (12,245)
Inventories                         (6,074)           910      (3,744)
Prepaid expenses and other
current assets                      (3,352)        (7,336)       (177)
Accounts payable and other
current liabilities                 14,813         (4,206)      9,734
Other                                  375            606         535
    Net cash from operating
    activities                      16,412          9,508      11,227
INVESTING ACTIVITIES
Capital expenditures               (35,329)       (16,995)     (9,918)
Change in unexpended bond
proceeds                             1,093         (1,206)        890
Other                                  847           (576)        (66)
    Net cash for investing
    activities                     (33,389)       (18,777)     (9,094)
FINANCING ACTIVITIES
Proceeds from long-term debt        21,362         14,895
Repayments on long-term debt
       (2,018)        (5,996)      (9,645)
Resources provided by minority
interest                                                          400
Common stock issuance                  304             554     11,444
Dividends paid                      (2,511)         (2,739)    (1,600)
    Net cash from financing
    activities                      17,137           6,714        599
Increase (decrease) in cash
and cash equivalents                   160          (2,555)     2,732
Cash and cash equivalents,
beginning of year                    1,214           3,769      1,037
Cash and cash equivalents,
end of year                         $1,374          $1,214     $3,769

The accompanying notes are an integral part of these statements.

COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Common Common Common
In           Preferred  Class  Class  Donnelly  Additional Cumulative  Retained
thousands,   Stock      A      B     Export    Paid-in      Foreign    Earnings
except                               Corp.     Capital
Currency
share
Translation
data
Adjustment
Balance,
July 1,
1991          $531       $270  $287   $4       $8,644      $(494)     $33,688
Net income                                                              7,082
Foreign
currency
translation
adjustment                                                  1,450
Cash
dividends
declared:
Preferred
stock-$.75
per share                                                                (40)
Common
stock:
Class A-
 $.238
per share                                                               (854)
Class B-
 $.238
per share                                                               (854)
Issuance of
common stock
in a five
for four
stock split
in the form
of a 25
percent
stock
dividend                  68    71               (144)
Public
offering                  69                   11,273
Common stock
issued under
employee
benefit
plans                      1                      106
Balance,
June 27,
1992          531       408    358     4       19,879        956      39,022

Net income                                                             7,852
Foreign
currency
translation
adjustment                                                (1,825)
Cash
dividends
declared:                                                               (40)
Preferred
stock-$.75
per share                                                               (40)
Common
stock:
Class A-
$.28
per share                                                            (1,149)
Class B-
$.28
per share                                                            (1,004)
Common stock
issued under
employee
benefit
plans                   5                       549
Balance,
July 3, 1993    531   413    358        4    20,428       (869)      44,681
Net income                                                            7,258
Foreign
currency
translation
adjustment                                                 229
Cash
dividends
declared:
Preferred
stock-$.75
per share                                                               (40)
Common
stock:
Class A-
$.32 per
share                                                                (1,323)
Class B-
$.32 per
share                                                                (1,148)
Common stock
issued under
employee
benefit
plans                   2                        302

Balance,
July 2,
1994        $531    $415   $358       $4     $20,730     $(640)     $49,428

The accompanying notes are an integral part of these statements.
NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination and Consolidation

    The combined consolidated financial statements include the accounts of Donnelly Corporation, Donnelly Export Corporation and all majority owned subsidiaries (the Company) after all significant intercompany balances, transactions and shareholdings have been eliminated. Investments in 20% to 50% owned companies are accounted for using the equity method of accounting.

    Voting control of Donnelly Corporation and Donnelly Export Corporation is vested in the same shareholders and the corporations are under common management. Because of these relationships, the accounts of the two corporations are included in the financial statements as if they were a single entity.

Foreign Currency Translation

    Assets and liabilities of the Company's foreign consolidated subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, while income and expenses are translated at the average rates of exchange during the period.
Translation adjustments are reported in a separate component of shareholders' equity. Other foreign currency transaction gains
(losses) included in net income were $(0.3) million, $0.2 million, and $0.02 million for 1994, 1993, and 1992, respectively.

Cash and Cash Equivalents

    Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Inventories

    Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, except for inventories of the majority owned subsidiaries which are valued at the first-in, first-out (FIFO) method.

Property, Plant, and Equipment

    Property, plant and equipment are stated at cost. Depreciation is provided primarily by the sum-of-the-years-digits accelerated method for property acquired prior to July 1, 1988, and the straight-line method for property acquired after June 30, 1988.
Depreciation is computed over the estimated useful lives of the assets as follows:

                               Years
Buildings                     10 to 40
Machinery and equipment       3 to 12

    For tax purposes, useful lives and accelerated methods are used as permitted by the taxing authorities.

Income Taxes

    Effective July 4, 1993, deferred taxes reflect the differences between the financial statement and tax basis of assets and liabilities. Available tax credits are taken into income as reductions of current income tax provisions.

Income Per Share of Common Stock

    Income per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits (7,716,923 in 1994, 7,686,104 in 1993 and 7,070,201 in
1992).

Fiscal Year

    The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest June 30. Fiscal years 1994, 1993 and 1992 ended on July 2, July 3 and June 27, respectively, and included 52 weeks, 53 weeks and 52 weeks, respectively.

Reclassifications

    Certain reclassifications have been made to prior year data to conform to the current year presentation.

2.  INVENTORIES

Inventories consist of:

In thousands                        1994          1993
LIFO cost:
Finished products and work
in process                        $ 9,836        $ 7,840
Raw materials                       6,781          5,256
Subtotal                          $16,617        $13,096

FIFO cost:
Finished products and work
in process                          1,915          1,345
Raw materials                       1,444            608
Subtotal                            3,359          1,953
TOTAL                             $19,976        $15,049

   If only the first-in, first-out method of inventory valuation had been used, inventories would have been $0.6 million and $0.9 million higher than reported at July 2, 1994 and July 3, 1993, respectively, and would have approximated replacement cost.

3.  DEBT

Debt consists of:

In thousands                        1994           1993
Borrowings under revolving
credit agreements at 4.94%        $18,800          $11,200
Senior Notes, due fiscal
2004, principal payable in
installments beginning in
fiscal 1999, interest at
6.67%                              15,000
Industrial revenue bonds:
$9,500 at adjustable rates
(3.1% at July 2, 1994), due
in fiscal 2008-2010; $5,000
at a fixed rate of 8.13%,
due in fiscal 2012                 14,500           14,500
Senior Notes, due fiscal
1997, principal payments
payable semiannually,
interest at 9.01%                   3,636            5,872
Other                               1,549            2,193
Total                              53,485           33,765
Less current maturities               347               77
Total                             $53,138          $33,688

   The Company has a $55 million Revolving Credit Agreement which expires July 16, 1997. Interest is at prime unless one of three alternative elections are made by the Company. It is the Company's intent to refinance Senior Notes with the revolving credit agreement.

    The $9.5 million industrial revenue bonds are secured by letters of credit which must be renewed annually. All industrial revenue bonds are collateralized by the purchased land, building and equipment.

    Early in fiscal 1995, the Company issued a $15 million note at an interest rate of 7.22% with an insurance company. The note has a four month delayed takedown with principal payments commencing in fiscal 2000 until maturity in fiscal 2005.

    The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios.
Retained earnings available for dividends at July 2, 1994, are $17.4 million.

Annual principal maturities consist of:

Year Ending      In thousands         Amount
1995                                 $   347
1996                                     159
1997                                      19
1998                                   8,360
1999                                   1,788
2000 and thereafter                   42,812
 Total                               $53,485

    The Company has interest rate swap agreements which convert a total of $20 million of variable interest rate debt to fixed interest rates averaging 8.38%. These agreements expire in fiscal 1998 and 1999. Net payments or receipts under these agreements are included in interest expense.

    The Company also provides a guarantee for up to $7 million of DAFC's borrowings. This guarantee will be gradually eliminated by the end of 1996.

    Interest payments of $3.7 million, $3.3 million and $3.9 million were made in 1994, 1993 and 1992, respectively.

4.  PREFERRED STOCK AND COMMON STOCK

    Each share of 7 1/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders' meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at July
2, 1994. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. There are 1,000,000 authorized shares of series preferred stock, no par value. At July
2, 1994 and July 3, 1993, no series preferred stock was outstanding.

    Each share of Class A Common Stock and Class B Common Stock is entitled to one vote and ten votes, respectively, at all shareholders' meetings. The holders of Class A Common Stock are entitled to elect one-quarter of the members of the Board of Directors. The remaining directors are elected by the holders of Class B Common Stock and any preferred stock entitled to vote.

5.  STOCK PURCHASE AND OPTION PLANS

    The Company's Employees' Stock Purchase Plan permits the purchase in an aggregate amount of up to 437,800 shares of Class A Common Stock. Eligible employees may purchase stock at market value, or 90% of market value if the price is $8 per share or higher, up to a maximum of $5,000 per employee in any calendar year. The Company issued 19,677 shares in 1994, 18,526 shares in 1993 and 10,299 shares in 1992 under this plan.

    The Company's Stock Option Plans permit the granting of either nonqualified or incentive stock options to certain key employees and directors to purchase in an aggregate amount of up to 862,500 shares of the Company's Class A Common Stock. The options, which become exercisable twelve months after date of grant, expire after ten years from date of grant. Although the plan administrator may establish the nonqualified option price at below market value at date of grant, incentive stock options may be granted only at prices not less than the market value.

    Options have been granted to purchase common stock at prices ranging from $9.20 to $20.125 per share. A summary of option transactions follows:

In thousands  Year ended             1994     1993     1992
Options outstanding,
beginning of year                    283      247      186
Options granted                       79       65       62
Options exercised                     (1)     (29)      (1)
Options outstanding, end
of year                              361      283       247
Exercisable, end of
year                                 282      218       185

    The Company has reserved 473,225 shares for future grants at July
    2, 1994.

6.  BENEFIT PLANS

    A.  Pension Benefits

        The Company sponsors defined benefit pension plans covering substantially all employees. Pension costs for the plans are funded in amounts which equal or exceed regulatory requirements. Benefits under these plans are based primarily on years of service and compensation.

        Assumptions and net periodic pension cost are as follows:

In thousands  Year ended             1994      1993      1992
Discount rate                        8.25%      8%        9%
Compensation increase                5.00%      5%        5%
Expected return on plan
assets                               9.50%      10%       10%
Service cost                        $3,178     $2,417    $2,330
Interest cost                        3,912      3,259     2,807
Actual return on plan
assets                                (854)    (3,863)   (2,940)
Net amortization and
deferral                            (2,292)       737       213
Total                               $3,944     $2,550    $2,410

    The increase in the net periodic pension cost in 1994 was primarily due to the change in the discount rate.

    The funded status of the defined benefit pension plans is summarized below.

In thousands                           1994        1993
Accumulated benefit
obligation, including
vested benefits of
$31,466 and $27,885                  $(32,991)    $(29,576)
Effect of projected
compensation increases                (19,785)     (15,951)
Projected benefit
obligation for service
rendered to date                      (52,776)     (45,527)
Plan assets at fair
value, primarily
corporate equity and
debt securities                        39,565       37,700
Projected benefit
obligation in excess of
plan assets                           (13,211)      (7,827)
Unrecognized net
transition obligation                     589          684
Unrecognized prior
service cost                              237          196
Unrecognized net loss                   9,048        5,990
Net pension obligation               $ (3,337)        (957)

    B.  Postretirement Health Care Benefits

    The Company provides certain health care and life insurance benefits for eligible active and retired employees. The plan contains cost saving features such as deductibles, coinsurance and a lifetime maximum and is unfunded.

    Prior to July 4, 1993, the cost of providing these benefits was recognized as a charge to income in the period the claims were paid and was $0.2 million in 1993 and 1992. Effective July 4, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement requires the accrual, during the employee's years of service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. The net transition obligation represents the difference between the accrued postretirement benefit costs prior to the adoption of SFAS No. 106 and the Plan's unfunded accumulated postretirement benefit obligation as of July 4, 1993. The net transition obligation of $7.9 million at July 4, 1993 will be amortized over 22 years.

   The components of the net periodic postretirement benefit cost for the year ended July 2, 1994, are as follows:

In thousands         Year ended         1994
Service cost                            $  388
Interest cost                              661
Amortization of net transition
obligation over 22 years                   360
Net periodic postretirement
benefit cost                            $1,409

     The postretirement benefit liability recognized in the 1994 balance sheet is as follows:

In thousands         Year ended         1994
Retirees                                $5,722
Fully eligible active
participants                                32
Other active participants                4,185
Accumulated postretirement
benefit obligation                       9,939
Unrecognized transition
obligation                              (7,560)
Unrecognized net loss                   (1,254)
Postretirement health care
liability                                1,125
Less current portion                       444
Noncurrent liability                    $  681

    The actuarial calculation assumes a health care inflation rate of 13% in 1994, declining uniformly to 6% in 2000, and remaining level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the assumed health care inflation rate by 1% would increase the accumulated postretirement benefit obligation by $0.6 million, and the net periodic postretirement benefit cost for the year by $40,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.25%.

    C.  Other Postemployment Benefits

        Effective July 4, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The new rules require recognition of specified postemployment benefits provided to former or inactive employees, such as severance pay, workers compensation, supplemental employment benefits, disability benefits and continuation of health care and life insurance coverage. Adoption of the new rules did not have a material effect on the Company's 1994 net earnings or financial position.

7. TAXES ON INCOME

    Effective July 4, 1993, the Company prospectively adopted
Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes". The cumulative effect of this accounting change of $0.5 million is reported separately in the combined consolidated statement of income. Deferred income taxes under SFAS No. 109 reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and the reserve amounts as measured by income tax laws. The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) are as follows:

In thousands
   1994                          Amount
Fixed asset                      $(4,382)
Retirement plans                   1,129
Postretirement benefits              394
Accrued expenses and other           633
Net deferred tax liability       $(2,226)

In thousands      Year ended       1994      1993      1992
Income before taxes on
income consists of
Domestic                          $14,453   $12,027   $11,778
Foreign                            (3,445)   (1,091)     (973)
Total                             $11,008   $10,936   $10,805

Tax expense (benefits)
consist of:
Current:
Domestic                           $4,702     $3,763   $4,421
Foreign                               (16)        (2)     (84)
Subtotal                            4,766      3,761    4,337
Deferred:
Domestic                           (1,101)       (96)    (537)
Foreign                              (331)       (94)     125
Subtotal                           (1,432)      (190)    (448)
Total                              $3,334     $3,571   $3,889

    The difference from the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

In thousands  Year ended            1994    1993     1992
Income taxes at federal
statutory rate                       34%      34%      34%
Impact of:
Available tax credits               (11)               (2)
Foreign subsidiary
earnings                              7        3        3
DISC earnings                        (3)      (3)      (2)
Other                                 3       (1)       3
Effective tax rate                   30%      33%      36%
Income taxes paid                   $3,149   $3,926   $2,938

    The Company recognized a $0.6 million and $0.2 million extraordinary tax benefit in 1993 and 1992, respectively, from utilization of the net operating loss carryforward relating to previous start-up losses of D&A Technology, Inc.

    Deferred income taxes in 1993 and 1992 were provided for significant timing differences in the recognition of revenue and expenses for tax and financial statement purposes, principally depreciation and pension costs.

    Cumulative undistributed earnings of the foreign subsidiary amounted to $1.7 million and $5.1 million at July 2, 1994 and July 3, 1993, respectively, the majority of which is intended to be permanently reinvested.

8.  COMMITMENTS AND CONTINGENCIES

    A.  Patent Litigation

    Certain electrochromic mirror technology of the Company has been the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). The Company entered into a settlement agreement with Gentex on May 20, 1993. Under this agreement the Company paid a total of $3.6 million in satisfaction of Gentex's claims for damages in the lawsuits. Following this settlement, Gentex filed another lawsuit against the Company on June 7, 1993. In this suit, Gentex alleged that the Company's solid polymer film electrochromic mirror infringed one of the Gentex patents involved in the prior litigation and that the Company had violated the injunction entered by the court in the previous litigation. Gentex sought unspecified damages and an injunction against further alleged infringement by the Company. On March 21, 1994, the Company's motion for summary judgement of non-infringement was granted and the lawsuit was dismissed. Gentex has filed an appeal of this ruling, and no decision is expected on this until 1995. The Company has filed a motion seeking a preliminary injunction against further infringement of one of its patents pending final resolution of the lawsuit. Gentex has filed a motion for summary judgement that the patent in question is invalid. Neither of these motions has yet been decided by the Court.

    The Company's lawsuit against Gentex, filed on July 8, 1993, remains outstanding. In this suit, the Company has alleged that Gentex's lighted electrochromic mirror infringes three of the Company's patents and that all of Gentex's electrochromic mirrors infringe a fourth patent owned by the Company. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. Pretrial discovery is being conducted in this action and a trial has been scheduled to begin in October 1995.

    B.  Other Litigation

    The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.

    C.  Other

    As of July 2, 1994, the Company had capital expenditure purchase commitments outstanding of approximately $15 million.

9.  LEASES

    The Company leases various facilities and equipment. Rental expense charged to operations amounted to approximately $2.5 million for 1994, $2.5 million for 1993, and $2.3 million for 1992.

    Future minimum lease payments consist of:

Year ending     In thousands      Amount
1995                             $2,205
1996                              1,818
1997                              1,200
1998                                700
1999                                653
2000 and thereafter               1,410
                                 $7,986

10. SEGMENT REPORT

    The Company is primarily engaged in the research, design, development, manufacture, marketing and sale of interior and exterior rearview mirrors, interior lighting and interior trim products, and modular windows for world automotive markets. Prior to 1993, the Company was also engaged in the research, design, development, manufacture, marketing and sale of highly technical solid-state glass coatings for products used primarily in the electronics and computer industries worldwide. Effective May 3, 1992, the liquid crystal display products aspect of the coated products business was transferred to Donnelly Applied Films Corporation, a 50% owned joint venture accounted for on the equity method of accounting. As a result, this segment is no longer reported separately. This segment represented approximately 11% of combined consolidated net sales of the Company in fiscal 1992.

    Export revenues are foreign revenues produced by identifiable assets located in the United States. Foreign revenues are generated by identifiable assets located at the Company's Irish subsidiaries which produce automotive products. A summary of the Company's operations by geographic area follows:

In thousands  Year ended           1994       1993       1992
Revenues:
United States                     $296,226   $253,631   $207,724
Foreign                             18,367     23,065     20,960
Export:
Americas                            21,557     22,153     21,085
Asia                                   310        400     19,118
Europe                                 785        895      1,889
Other                                   17        783        623

Total                             $337,262   $300,927   $271,399

Operating Income (loss)
United States                     $ 16,397   $ 16,962   $ 13,634
Foreign                             (3,276)      (904)      (742)
                                    13,121     16,058     12,892
Identifiable Assets
United States                     $165,172   $125,465   $114,102
Foreign                             18,629     14,375     17,127
Total                             $183,801   $139,840   $131,299

   Sales to major U.S. automobile manufacturers as a percent of the Company's net sales follows:

          Year ended              1994     1993     1992
Ford Motor Company                 24%      21%      20%
General Motors Corporation         21       23       24
Chrysler Corporation               18       18       10
Honda of America Mfg               12       12       14
                                   75       74       68

11. RESTRUCTURING CHARGES

    In the fourth quarter of 1994, the Company recognized restructuring costs of $1.2 million, or the equivalent of 10 cents per share after taxes. This charge is to cover a severance program and other expenses associated with the restructuring of DML. A restructuring charge of $0.9 million was taken in the fourth quarter of 1992 to cover an early retirement and severance program and other expenses associated with the formation of the DAFC joint venture.

12. SUBSEQUENT EVENT

    On August 15, 1994, the Company announced an agreement toits appliance products business to Gemtron Corporation. This segment represented approximately 1% of combined consolidated net sales of the Company in fiscal 1994. Closing of the sale is expected to occur by October 1, 1994. While final proceeds have not yet been determined, it is expected that the transaction will include a cash price payable at closing resulting in a net gain of less than $5 million and a royalty payment over each of the next two years.

13. COMMON STOCK PRICE PER SHARE - UNAUDITED

Fiscal             1994     1994     1993     1993
Quarter            High     Low      High     Low
First              $21.75   $18.75   $20.00   $14.63
Second              20.38    18.50    17.75    13.25
Third               20.25    14.13    20.75    16.75
Fourth              16.50    14.38    20.63    15.88

14. QUARTERLY FINANCIAL DATA - UNAUDITED

In thousands,
ands,
except per
share data
Three months
ended             October 2    January 1    April 2     July 2     Total Year
1994
Net sales         $68,255      $80,070      $90,897     $98,040    $337,262
Gross profit       14,136       16,626       19,822      23,048      73,632
Operating income      832        2,494        4,402       5,393      13,121
Income before
cumulative
effect of
change in
accounting
principle:
Income                359          675        2,679       3,032       6,745
Per common
 share                .05          .09          .35         .39         .87
Net income:
Income                872          675        2,679       3,032       7,258
Per common
 share                .11          .09          .35         .39         .94
Dividends
declared per
share of
common stock          .08          .08          .08         .08         .32

                  October 2   January 1    April 2      July 2      Total Year
1993
Net sales         $67,851     $70,659      $79,625      $82,792     $300,927
Gross profit       15,254      15,561       17,995       20,100       68,920
Operating
income              2,634       3,483        4,024        5,917       16,058
Income before
extraordinary
gain:
Income              1,446       1,920        2,453        1,438        7,257
Per common
 share                .19         .25          .32          .18          .94
Net income:
Income              1,546       2,089        2,631        1,586        7,852
Per common
 share                .20         .27          .34          .21         1.02
Dividends
declared per
share of
common stock          .07         .07          .07          .07          .28

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

    The management of Donnelly Corporation is responsible for the preparation and integrity of the combined consolidated financial statements and all other information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's informed estimates and judgements.

    In fulfilling its responsibility for the integrity of financial information, management has established a system of internal accounting control which provides reasonable assurance that assets are properly safeguarded and accounted for and that transactions are executed in accordance with management's authorization and recorded and reported properly.

    The financial statements have been audited by our independent public accountants, BDO Seidman, whose unqualified report is presented on the next page. The independent accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the internal control structure and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

    The Audit Committee of the Board of Directors, consisting solely of outside Directors, meets regularly with the independent public accountants and management to review and discuss the major audit findings, the adequacy of the system of internal accounting control and quality of financial reporting. The independent accountants also have free access to the Audit Committee to discuss auditing and financial reporting matters with or without management present.

J. Dwane Baumgardner, Ph.D.
Chief Executive Officer and
Chairman of the Board

James A. Knister
Senior Vice President of Administration
and Chief Financial Officer

William R. Jellison, CMA
Vice President of Financial Operations,
Treasurer and Corporate Controller


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

DONNELLY CORPORATION
HOLLAND, MICHIGAN

    We have audited the combined consolidated balance sheets of Donnelly Corporation and subsidiaries as of July 2, 1994 and July 3, 1993, and the related combined consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Donnelly Mirrors Limited, a foreign subsidiary, which statements reflect total assets and net sales constituting 8% and 5%, respectively, for 1994, 10% and 8% for 1993, and 8% of net sales for 1992, of related combined consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Donnelly Mirrors Limited, is based solely on the reports of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of the other auditors, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelly Corporation and subsidiaries as of July 2, 1994 and July 3, 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 1994, in conformity with generally accepted accounting principles.

    As discussed in notes 6 and 7 to the combined consolidated financial statements, effective July 4, 1993, the Company changed its method of accounting for postretirement health care benefits and income taxes, respectively.


BDO Seidman
Certified Public Accountants
Grand Rapids, Michigan
July 28, 1994, except for Note 12, as to which the date is August 15,
1994

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                             PART III.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors of Registrant. Information relating to directors and director nominees of the registrant contained in the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 21, 1994, and filed pursuant to Regulation 14A, is incorporated by reference.

    Executive Officers of Registrant.

    The Executive Officers of the Company are as follows:

Name                     Age   Positions and             Year
                                Offices held             First
                                                         Elected
                                                        Executive
                                                         Officer

J. Dwane Baumgardner     54   Director,Chairman, CEO,       1978
                              President
James A. Knister         56   Senior Vice President
                              & CFO                         1972
Ronald A. VandenBerg     55   Senior Vice President         1976
John F. Donnelly, Jr.    42   Senior Vice President         1986
Bob J. Tennison          47   Senior Vice President         1994
Richard G. Williams      48   Senior Vice President         1994

    John F. Donnelly, Jr., is a descendant of Bernard P. Donnelly, Sr., the Company's founder, and is the brother of Joan E. Donnelly, a director of the Company. B. Patrick Donnelly, III, Joan E. Donnelly, Thomas E. Leonard, Gerald T. McNeive and Rudolph B. Pruden, all Directors of the Company, are descendants of, or are married to descendants of Bernard P. Donnelly. There are no other family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of thnamed an officer.

    Dr. Baumgardner has been Chief Executive Officer and a director since 1982, and Chairman of the Board since 1986. Mr. Knister has been a Senior Vice President since 1988 and a Vice President and CFO for more than five years. Mr. VandenBerg has been a Senior Vice President since 1984. John F. Donnelly, Jr. was elected Senior Vice President in fiscal 1993. Prior to that time he was a Vice President from 1986 through 1993. Mr. Tennison joined Donnelly in August, 1994. Prior to joining Donnelly, Mr. Tennison was a division president at Hennessey Industries, a division of Danahar Corporation, from October 1991 to 1994; Director of Manufacturing at Sauer-Sundstrand from July 1990 to 1991; and President of Manufacturing Services International, a division of Perry Group, Inc. from 1987 to 1990. Mr. Williams joined Donnelly in August, 1994. Prior to joining Donnelly, Mr. Williams was Vice President of Diversified Products, a division of Automotive Industries from August 1993 to 1994; President of Automotive Industries Sales, Inc. from August 1992 to 1993; Vice President of Sales and Marketing for Standard Products Company from November 1991 to 1992; Managing Director for Lear Seating Sweden A.B. from November 1990 to 1991; and Vice President of J.I.T. Operations Europe, a division of Lear Seating Corporation, from November 1989 to 1990. All terms of office are on an annual basis which will expire on October 21, 1994.

ITEM 11  EXECUTIVE COMPENSATION

    Information relating to executive compensation is contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 21, 1994 and the information within those sections is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The sections entitled "Voting Securities and Principal Holders Thereof", "Nominees for Election as Directors" and "Securities Ownership of Management" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 21, 1994, and the information within those sections are incorporated by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" in the definitive
Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 21, 1994, and the information within that section is incorporated by reference.

                             PART IV.

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K


            INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
(a) (1) Combined Consolidated                Form 10-K
        Financial Statements                 (Page)

    Combined Consolidated Balance Sheets
    July 2, 1994 and July 3, 1993            21

    Combined Consolidated Statements of
    Income - years ended July 2, 1994;
    July 3, 1993; and June 27, 1992          20

    Combined Consolidated Statements of
    Shareholders' Equity - years ended
    July 2, 1994; and July 3, 1993; June
    27, 1992                                 23-24

    Combined Consolidated Statements of
    Cash Flows - years ended July 2,
    1994; July 3, 1993; and June 27,
    1992                                     22

    Notes to the Combined Consolidated
    Financial Statements                     25-37

    Report of Independent Certified
    Public Accountants                       38-39

    Report of Foreign Subsidiary's
    Independent Certified Public
    Accountants                              49-50

                                             Form 10-K
                                             (Page)

(a) (2) Schedules

    Report of Independent Certified
    Public Accountants on Schedules          44

    Schedule V Property Plant and
    Equipment                                45

    Schedule VI Accumulated Depreciation
    of Property Plant and Equipment          46

    Schedule of VIII Valuation and
    Qualifying Accounts                      47

    Schedule X Supplementary Income
    Statement Information                    48

    All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

    Except for those portions thereof incorporated by reference in this Form 10-K, the 1994 Annual Report to Shareholders is not to be deemed filed as a part of this Report.

    (a) (3)  Exhibits

    Reference is made to the Exhibit Index which is found on the last two pages of the body of this Form 10-K Annual Report preceding the exhibits.

    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the year ended July 2, 1994.

    (c)  Exhibits

    The response to this portion of Item 14 is submitted as a separate section of this report.

    (d) Financial Statement Schedules

    The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES


Pursuant to the requirements of Section 13 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONNELLY CORPORATION

/s/J. Dwane Baumgardner
- - - -----------------------------
Chairman, Chief Executive
Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacity indicated. The person named below hereby appoints J. Dwane Baumgardner and James A. Knister, and each of them severally, as his or her attorney in fact, to sign in his or her name and on his or her behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.


/s/J. Dwane Baumgardner      /s/James A. Knister
- - - -------------------------    --------------------------
Chairman, Chief Executive    Senior Vice President
Officer, and Director        and Chief Financial Officer


/s/William R. Jellison       /s/Arnold F. Brookstone
- - - --------------------------   ---------------------------
Vice President, Corporate    Director
Controller and Treasurer


/s/B. Patrick Donnelly III   /s/Joan E. Donnelly
- - - --------------------------   -----------------------------
Director                     Director


/s/Thomas E. Leonard        /s/Gerald T. McNeive
- - - -------------------------   --------------------------------
Director                    Director


/s/Rudolph B. Pruden        /s/Donald R. Uhlmann
- - - -------------------------   ---------------------------------
Director                    Director


/s/Glenn M. Walters         /s/R. Eugene Goodson
- - - -------------------------   ---------------------------------
Director                    Director

DATE:
Donnelly Corporation
Annual Report - Form 10-K

Report of Independent Certified Public Accountants on Financial
Statement Schedules

Donnelly Corporation
Holland, Michigan


The audits referred to in our report dated July 28, 1994, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.





/s/BDO SEIDMAN
- - - ---------------------------
Grand Rapids, Michigan
July 28, 1994






                         DONNELLY CORPORATION
                              SCHEDULE V
                    PROPERTY, PLANT AND EQUIPMENT
                            (IN THOUSANDS)

YEAR ENDED
JUNE 27, 1992
COLUMN A          COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
CLASSIFICATION    BALANCE AT   ADDITIONS    SALES OR    OTHER CHANGES  BALANCE
                  BEGINNING     AT COST     RETIREMTS   ADD (DEDUCT)   AT END OF
                  OF PERIOD                                            OF PERIOD
LAND              $ 1,132        $     4      $      0   $     0      $  1,136
BUILDINGS          21,379          1,003          (205)        0        22,177
MACHINERY AND
EQUIPMENT          69,806         10,305        (1,487)   (2,087)     (1)76,537
CONSTRUCTION IN
PROGRESS            2,045             56             0         0          2,101
                  $94,362        $11,368       ($1,692)  ($2,087)      $101,951

YEAR ENDED
JULY 3, 1993
COLUMN A          COLUMN B       COLUMN C     COLUMN D   COLUMN E     COLUMN F
CLASSIFICATION    BALANCE AT     ADDITIONS    SALES OR   OTHER        BALANCE
                  BEGINNING      AT COST      RETIREMTS  CHANGES      AT END
                  OF PERIOD                              ADD (DEDUCT) OF PERIOD
LAND              $  1,136       $   931     $     0    $     0      $  2,067
BUILDINGS           22,177         2,981         (77)         0        25,081
MACHINERY AND
EQUIPMENT           76,537        10,606      (3,807)         0        83,336
CONSTRUCTION IN
PROGRESS             2,101           652           0          0         2,753
                  $101,951       $15,170     ($3,884)   $     0      $113,237

YEAR ENDED
JULY 2, 1994
COLUMN A          COLUMN B    COLUMN C     COLUMN D   COLUMN E      COLUMN F
CLASSIFICATION    BALANCE AT  ADDITIONS    SALES OR   OTHER CHANGES BALANCE
                  BEGINNING    AT COST     RETIREMTS  ADD (DEDUCT)  AT END OF
                  OF PERIOD                                         PERIOD

LAND              $  2,067    $ 1,249      $     0    $    26       (2)$3,342
BUILDINGS           25,081      2,025          (77)       890       (2)27,919
MACHINERY AND
EQUIPMENT           83,336     10,462       (9,095)     2,899       (2)87,602
CONSTRUCTION IN
PROGRESS             2,753     21,653            0          0          24,406
                  $113,237    $35,389      ($9,172)    $3,815        $143,269

(1)  ASSETS TRANSFERRED TO THE DAFC JOINT VENTURE.  SEE ITEM 1(B)
(2)  ASSETS PURCHASED IN ACQUISITION OF SUBSIDIARY.

                           DONNELLY CORPORATION
                              SCHEDULE VI
        ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                            (IN THOUSANDS)
YEAR ENDED JUNE 27, 1992

COLUMN A          COLUMN B    COLUMN C     COLUMN D    COLUMN E      COLUMN F
                  BALANCE AT                           OTHER         BALANCE
                  BEGINNING   ADDITIONS    SALES OR    CHANGES       AT END OF
CLASSIFICATION    OF PERIOD   AT COST      RETIRMTS    ADD (DEDUCT)  PERIOD
BUILDINGS         $ 5,572     $1,097       $  (204)    $     0       $   6,465
MACHINERY AND
EQUIPMENT          29,668      8,419        (1,233)       (797)      (1)36,057
                  $35,240     $9,516       ($1,437)       ($797)       $42,522

YEAR ENDED
JULY 3, 1993
COLUMN A          COLUMN B    COLUMN C     COLUMN D    COLUMN E      COLUMN F
                  BALANCE AT                            OTHER        BALANCE AT
                  BEGINNING   ADDITIONS    SALES OR    CHANGES-ADD   END OF
CLASSIFICATION    OF PERIOD   AT COST      RETIREMTS   (DEDUCT)      PERIOD
BUILDINGS         $ 6,465     $1,183          ($77)      $0           $ 7,571
MACHINERY AND
EQUIPMENT          36,057      7,122        (3,432)       0            39,747
                  $42,552     $8,305       ($3,432)      $0           $47,318

YEAR ENDED
JULY 2, 1994
COLUMN A          COLUMN B    COLUMN C     COLUMN D    COLUMN E      COLUMN F
                  BALANCE AT                             OTHER       BALANCE
                  BEGINNING   ADDITIONS    SALES OR    CHANGES-ADD   AT END OF
CLASSIFICATION    OF PERIOD    AT COST     RETIREMTS   (DEDUCT)      PERIOD
BUILDINGS         $ 7,571      $1,064        ($109)     $  166       (2)$8,692
MACHINERY AND
EQUIPMENT          39,747       8,671       (7,515)      2,303       (2)43,206
                  $47,318      $9,735      ($7,624)     $2,469         $51,898

(1)  ASSETS TRANSFERRED TO THE DAFC JOINT VENTURE.  SEE ITEM 1 (B).
(2)  ASSETS PURCHASED IN ACQUISITION OF SUBSIDIARY.

                         DONNELLY CORPORATION
                            SCHEDULE VIII
                   VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS)

YEAR ENDED JUNE 27, 1992

COLUMN A                 COLUMN B      COLUMN C      COLUMN D     COLUMN E
                         BALANCE AT                               BALANCE AT
                         BEGINNING                                  END OF
DESCRIPTION              OF PERIOD     ADDITIONS     RETIREMENTS    PERIOD
RESERVE FOR
UNCOLLECTIBLE AND
RETURNS AND ALLOWANCES    $658          -- (1)         --(1)        $658

YEAR ENDED JULY 3, 1993
COLUMN A                  COLUMN B     COLUMN C      COLUMN D       COLUMN E
                          BALANCE AT                                BALANCE AT
                          BEGINNING                                   END OF
DESCRIPTION               OF PERIOD    ADDITIONS     RETIREMENTS      PERIOD
RESERVE FOR UNCOLLECTIBLE
AND RETURNS AND
ALLOWANCES                 $658          --(1)         --(1)           $562

YEAR ENDED JULY 2, 1994
COLUMN A                  COLUMN B      COLUMN C      COLUMN D      COLUMN E
                          BALANCE AT                                BALANCE AT
                          BEGINNING                                   END OF
DESCRIPTION               OF PERIOD     ADDITIONS     RETIREMENTS     PERIOD
RESERVE FOR UNCOLLECTIBLE
AND RETURNS AND
ALLOWANCES                 $562           --(1)          --(1)         $676

(1)  INFORMATION IN THIS COLUMN IS NOT SIGNIFICANT
                     DONNELLY CORPORATION
                          SCHEDULE X
           SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        (IN THOUSANDS)

YEAR ENDED JUNE 27, 1992
COLUMN A                                          COLUMN B
ITEM                                           CHARGED TO COST
                                                AND EXPENSES
1.  MAINTENANCE AND REPAIRS                       $8,822
2.  DEPRECIATION OF PROPERTY, PLANT AND
    EQUIPMENT                                      9,516
3.  TAXES, OTHER THAN PAYROLL AND INCOME
    TAXES                                          --(1)
4.  ROYALTIES                                      --(1)
5.  ADVERTISING COST                               --(1)

YEAR ENDED JULY 3, 1993
COLUMN A                                          COLUMN B
ITEM                                           CHARGED TO COST
                                                AND EXPENSES
1.  MAINTENANCE AND REPAIRS                       $7,665
2.  DEPRECIATION OF PROPERTY, PLANT AND
    EQUIPMENT                                      8,305
3.  TAXES, OTHER THAN PAYROLL AND INCOME
    TAXES                                          --(1)
4.  ROYALTIES                                      --(1)
5.  ADVERTISING COSTS                              --(1)

YEAR ENDED JULY 4, 1994
COLUMN A                                          COLUMN B
ITEM                                          CHARGED TO COST
                                                AND EXPENSES
1.  MAINTENANCE AND REPAIRS                       $9,170
2.  DEPRECIATION OF PROPERTY, PLANT AND
    EQUIPMENT                                      9,734
3.  TAXES, OTHER THAN PAYROLL AND INCOME
    TAXES                                          --(1)
4.  ROYALTIES                                      --(1)
5.  ADVERTISING COSTS                              --(1)

(1)  ITEM DOES NOT EXCEED 1% OF TOTAL SALES AND REVENUES AS
REPORTED IN THE RELATED INCOME STATEMENT


Report of the Auditors to the members of Donnelly Mirrors Limited

We have audited the balance sheets at 2 july 1994 and 3 July 1993, the related profit and loss accounts, cash flow statements and notes thereon for the three years in the period ended 2 July 1994.

Respective responsibilities of directors and auditors

As described below the company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Company law requires the directors to prepare financial statements for each financial year which give a true and fair view of the state of affairs of the company and of the profit or loss for that period. In preparing those financial statements, the directors are required to:

* select suitable accounting policies and then apply them consistently
*   make judgements and estimates that are reasonable and prudent
* prepare the financial statements on the going concern basis unless it is inappropriate to presume that the company will continue in business

The directors are responsible for keeping proper books of account which disclose with reasonable accuracy at any time the financial position of the company and to enable them to ensure that the financial statements comply with the Companies Acts, 1963 to 1990 and the European Communities (Companies:Group Accounts)Regulations, 1992. They have general responsibility for taking such steps as are reasonably open to them to safeguard the assets of the company and to prevent and detect fraud and other irregularities.

Basis on opinion

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.


Opinion

In our opinion the financial statements give a true and fair view of the state of the company's affairs at 2 July 1994 and 3 July 1993 and of its loss for the years ended 2 July 1994, 3 July 1993, and 27 June 1992 and have been properly prepared in accordance with the Companies Acts, 1963 to 1990 and the European Communities (Companies: Group Accounts)Regulations , 1992.

We have obtained all the information and explanations we considered necessary for the purposes of our audit. In our opinion proper books of account have been kept by the company. The financial statements are in agreement with the books of account.

In our opinion the information given in the reports of the directors included with the financial statements is consistent with those financial statements.

The net assets of the company, as stated in the balance sheet are more than half of the amount of its called up share capital and, in our opinion, on that basis there did not exist at 2 July 1994 a financial situation which, under Section 40(1) of the Companies (Amendment) Act, 1983, would require the convening of an extraordinary general meeting of the company.





/s/KPMG Peat Marwick
- - - -----------------------------
Chartered Accountants
Registered Auditors

29 July 1994


                    Annual Report - Form 10-K

Exhibit Index

 3 Articles of Incorporation and Bylaws are incorporated by reference to Exhibit 3.1 and 3.2 of Registrant's
        Registration Statement on Form S-1, as amended, dated March 9, 1988, (Registration No. 33-17167) ("S-1 Registration
        Statement").

 4 A specimen stock certificate of the Class A Common Stock was filed as a part of a Registration Statement on Form S-1 (Registration No. 33-17167) as Exhibit 4.1, and the same is hereby incorporated herein by reference.

10.1 Nationwide Life Insurance Company Debt Agreement

10.2 The NBD loan agreement was filed as part of Form 10-K for the fiscal year ending July 3, 1993 as Exhibit 10.1 and is hereby incorporated herein by reference.

10.3 The Principal Mutual Debt Agreement was filed as part of Form 10-K for the fiscal year ending July 3, 1993 as Exhibit 10.2 and is hereby incorporated herein by reference.

10.4A Merger Agreement for the Merger of Donnelly Coated
     Corporation ("DCC") into Applied Coated Corporation, among Registrant, DCC, Applied Films Lab, Inc. and Cecil Vanalsburg, John Chapin, and Richard Condon, dated February 24, 1992, was filed as part of a Registration Statement on Form S-2 (Registration No. 33-47036) as Exhibit 10.7, and the same is hereby incorporated herein by reference.

10.5 The form of Indemnity Agreement between the Registrant and each of its directors was filed as a part of a Registration
     Statement on Form S-1 (Registration No. 33-17167) as Exhibit
     10.8, and the same is hereby incorporated herein by reference.

10.6 The Donnelly Corporation Stock Option Plan was filed as part of a Registration Statement on Form S-1 (Registration No. 33-
    17167) as Exhibit 10.9, and the same is hereby incorporated herein by reference.

10.7 The Donnelly Corporation 1987 Employees' Stock Purchase Plan, including amendments was filed as part of a Registration Statement on Form S-8 (Registration No. 33-34746) as Exhibit 28.1, the same is hereby incorporated herein by reference.

10.8A  Joint Venture Agreement among Asahi Glass Company, Ltd., AP
    Technoglass Corporation and Registrant, dated July 20, 1989, was filed as part of a Registration Statement on Form S-2 (Registration No. 33-47036) as Exhibit 10.13, and the same is hereby incorporated herein by reference.

22      Schedule of Affiliates.

24.1Consent of BDO Seidman, independent accountants.

24.2Consent of KPMG Peat Marwick, independent accountants.

27      Financial Data Schedules