Form 10-K/A
period 1994-08-31
DONNELLY CORP
filed 1994-09-28
CIK 805583

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

       On August 15, 1994, the Company announced an agreement to sell its appliance products business to Gemtron Corporation. This segment represented approximately 1% of combined consolidated net sales of the Company in fiscal 1994. Closing of the sale is expected to occur on or about October 1, 1994. While final proceeds have not yet been determined, it is expected that the transaction will include a cash price payable at closing resulting in a net gain and a royalty payment over each of the next two years.

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

       The Company is developing and offering for sale, various electrochromic technologies for use in day/night automotive mirror systems which automatically dim when headlights approach from the rear. Some of these electrochromic technologies have been the subject of litigation. See Item 3. The Company is also developing electronic vision systems for vehicles which make use of advanced sensors and video microchip technology to control dimmable interior and exterior mirror systems.

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

       Modular Windows. Modular windows consist of window glass and a plastic molding that encapsulates various components, such as the frame, grommet, trim and hardware. These windows, offer improved quality, aerodynamics, and performance at a competitive price to conventional window systems. Recent product additions include hinged windows, "flush surface" windows that involve single sided encapsulation, bonding of hardware directly to glass, and the incorporation of color matched body hardware into the window system.
Its windows are used for rear & liftgate windows, quarter windows, aperture windows, fixed vent windows and windshields on over 40 current models, including vehicles produced by each of the Big Three automakers and certain of the New Automotive Manufacturers.
Increasing use of modular windows by the Big Three automakers reflects trends in the industry towards outsourcing, modularization and reliance on suppliers for design. Based upon the number of modular windows that have been specified and are being designed for future models, the Company expects continued expansion of the market for modular windows sold to the Big Three automakers and New Automotive Manufacturers. Through its joint venture with Asatri Glass Company, D&A Technology, Inc. ("D&A"), the Company, will provide substantially all the modular windows for General Motors' Saturn cars through the 1995 model year. Replacement business for D&A has not been booked and an evaluation regarding the future of this business is being made. The Company also has another window manufacturing facility in Mt. Sterling, Kentucky, which will focus on customers in this geographic area.

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



     Each of the Company's non-automotive businesses are being structured to be operated independently from the Company's core automotive businesses.

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

    Non-consolidated Joint Ventures

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

New Product or Industry Segment Information

       On June 7, 1994, the Company announced that it has entered into a joint venture with Happich Group of Germany to manufacture and market new automotive interior sunscreen systems, grab handles and other interior trim components for North American automotive customers. The companies also plan to expand their relationship to supply new technology for the European automotive market. The joint venture, entitled Donnelly Happich Technologies, Inc., will initially operate in a facility owned by the Company located in Holland, Michigan.

    In June 1994, Donnelly acquired 100% of the outstanding stock of an Irish company that primarily supplies complete exterior mirrors to Honda of Europe and Range Rover. The new company has been renamed Donnelly Vision Systems Europe, Ltd. This acquisition had no material effect on the consolidated financial statements of the Company.

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

     The Company continues to market electrochromic day/night automotive mirror systems which will automatically dim when headlights approach from the rear. This system has been the subject of litigation between the Company and Gentex Corporation for over four years. See Item 3. In March, Gentex's final outstanding patent suit against the Company was dismissed in Federal Court in Grand Rapids, Michigan. In its decision dismissing this suit, the Court found that the Company's POLYCHROMIC(tm) electrochromic technology does not infringe the patent asserted by Gentex's patents. Apart from Gentex appeal of this ruling there are no lawsuits outstanding by Gentex against the Company.
However litigation by the Company against Gentex is scheduled for trial in October, 1995. See Item 3.

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

DONNELLY CORPORATION

/s/J. Dwane Baumgardner
- - - - - -----------------------------
Chairman, Chief Executive
Officer


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


/s/J. Dwane Baumgardner      /s/James A. Knister
- - - - - -------------------------    --------------------------
Chairman, Chief Executive    Senior Vice President
Officer, and Director        and Chief Financial Officer


/s/William R. Jellison       /s/Arnold F. Brookstone
- - - - - --------------------------   ---------------------------
Vice President, Corporate    Director
Controller and Treasurer


/s/B. Patrick Donnelly III   /s/Joan E. Donnelly
- - - - - --------------------------   -----------------------------
Director                     Director


/s/Thomas E. Leonard        /s/Gerald T. McNeive
- - - - - -------------------------   --------------------------------
Director                    Director


/s/Rudolph B. Pruden        /s/Donald R. Uhlmann
- - - - - -------------------------   ---------------------------------
Director                    Director


/s/Glenn M. Walters         /s/R. Eugene Goodson
- - - - - -------------------------   ---------------------------------
Director                    Director

    DATE: September 28, 1994

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





/s/BDO SEIDMAN
- - - - - ---------------------------
Grand Rapids, Michigan
July 28, 1994






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





/s/KPMG Peat Marwick
- - - - - -----------------------------
Chartered Accountants
Registered Auditors

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

10.7 The Donnelly Corporation 1987 Employees' Stock Purchase Plan, including amendments was filed as part of a Registration Statement on Form S-8 (Registration No. 33-34746) as Exhibit 28.1, and the same is hereby incorporated herein by reference.

10.8A  Joint Venture Agreement among Asahi Glass Company, Ltd., AP
    Technoglass Corporation and Registrant, dated July 20, 1989, was filed as part of a Registration Statement on Form S-2 (Registration No. 33-47036) as Exhibit 10.13, and the same is hereby incorporated herein by reference.


10.9 The Donnelly Corporation Non-Employee Director Stock Option Plan was filed as part of a Registration Statement on Form S-8 (Registration No. 33-55499) as Exhibit 99, and the same is hereby incorporated herein by reference.

22      Schedule of Affiliates.

24.1Consent of BDO Seidman, independent accountants.

24.2Consent of KPMG Peat Marwick, independent accountants.

27      Financial Data Schedules