Form 10-Q
period 1994-10-01
DONNELLY CORP
filed 1994-11-01
CIK 805583

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q



                             QUARTERLY REPORT
                     Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended October 1, 1994 Commission File Number 1-9716



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


4,156,590 shares of Class A Common Stock and 3,582,915 shares of Class B Common Stock were outstanding as of October 31, 1994.

                         DONNELLY CORPORATION

                                 INDEX


                                                               Page
                                                             Numbering

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
                Condensed Combined Consolidated Balance
                Sheets---October 1, 1994 and July 2, 1994. . . . . . 1

                Condensed Combined Consolidated Statements of
                Income---Three months ended October 1, 1994
                  and October 2, 1993  . . . . . . . . . . . . . . . 2

                Condensed Combined Consolidated Statements of
                Cash Flows---Three months ended October 1, 1994
                and October 2, 1993  . . . . . . . . . . . . . . . . 3

                Notes to Condensed Combined Consolidated
                Financial Statements---October 1, 1994 . . . . . . 4-5

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . . 6-8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 9

     Item 4.  Submission of Matters to a Vote of Security Holders. . 9

     Item 5.  Other. . . . . . . . . . . . . . . . . . . . . . . . .10

     Item 6.  Exhibits and Reports on Form . . . . . . . . . . . . .10

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .11

                                                                     1
                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         DONNELLY CORPORATION

            CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                            October 1     July 2
                                              1994         1994
                                            ---------    ---------
ASSETS

   Cash and equivalents......................$  5,344    $  1,374
   Accounts receivable, less allowances
      of $666 and $676.......................  48,515      47,303
   Inventories...............................  21,160      19,976
   Prepaid expenses and other current assets.  19,799      16,911
                                             --------    --------
     Total current assets....................  94,818      85,564
   Property, plant and equipment............. 150,979     143,269
   Less accumulated depreciation.............  54,915      51,898
                                             --------    --------
     Net property, plant and equipment.......  96,064      91,371
   Other assets..............................   7,185       6,866
                                             --------    --------
     Total assets............................$198,067    $183,801
                                             --------    --------
                                             --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts and notes payable................$ 27,982    $ 34,227
   Other current liabilities.................  15,160      14,931
                                             --------    --------
     Total current liabilities                 43,142      49,158
   Long-term debt, less current maturities...  72,915      53,138
   Deferred income taxes and other
    liabilities..............................   9,414       9,068
                                             --------    --------
     Total liabilities....................... 125,471     111,364
                                             --------    --------
   Minority interest.........................   2,133       1,611
                                             --------    --------
   Preferred stock...........................     531         531
   Common stock..............................     778         777
   Other shareholders' equity................  69,154      69,518
                                             --------    --------
     Total shareholders' equity..............  70,463      70,826
                                             --------    --------
     Total liabilities and
       shareholders' equity..................$198,067    $183,801
                                             --------    --------
                                             --------    --------


   The accompanying notes are an integral part of these statements.

                                                                     2
                            DONNELLY CORPORATION

            CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           Three Months Ended
                                         October 1   October 2
                                         ---------------------
                                           1994        1993
                                         ________    _________
Net sales................................$ 86,741    $ 68,255

Costs and expenses:
   Cost of sales.........................  68,640      54,119
   Selling, general and administrative...  11,650       8,741
   Research and development..............   5,640       4,563
                                         --------    --------
Operating income.........................     811         832

   Interest expense......................   1,150         765
   Royalty income........................    (281)       (270)
   Other expense (income)................      70         (43)
                                         --------    --------

Income before taxes on income............      12         380
   Taxes on income (credit)..............       3        (283)
                                         --------    --------
Income before minority interest
   and equity earnings...................       9         663
   Minority interest in net income of
       subsidiary........................    (187)       (192)
   Equity in earnings (losses) of
       affiliated companies..............      93        (112)
                                         --------    --------
Income (loss) before cumulative
       effect of change in
       accounting principle..............     (85)        359
   Cumulative effect of adoption of
       SFAS 109..........................     ---         513
                                         --------    --------
Net income (loss)........................$    (85)   $    872
                                         --------    --------
                                         --------    --------

Per common share:
   Income (loss) before cumulative
       effect of change in
       accounting principle..............   (0.01)       0.05
   Cumulative effect of adoption of
       SFAS 109..........................     ---        0.06
                                         --------    --------
   Net income (loss).....................$  (0.01)   $   0.11
                                         --------    --------
                                         --------    --------

Cash dividends declared..................$   0.08    $   0.08


Average common shares outstanding........ 7,730,386   7,710,439


The accompanying notes are an integral part of these statements.

                                                                     3
                            DONNELLY CORPORATION

          CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                           Three Months Ended
                                         October 1   October 2
                                         ---------------------
                                           1994        1993
                                         ---------   ---------

OPERATING ACTIVITIES:

Net income (loss)........................$    (85)   $    872
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities
Depreciation and amortization............   3,026       2,284
Deferred pension and postretirement
 benefits................................     381         328
Deferred income taxes....................    (892)        (78)
Minority interest in net income
 of subsidiary...........................     187         192
Equity in (earnings)losses of affiliated
 companies...............................    (114)         89
Cumulative effect of change in accounting
 principle...............................                (513)
Changes in operating assets and liabilities:
  Accounts receivable....................  (1,212)       (210)
  Inventories............................  (1,184)       (425)
  Prepaid expenses and other current
     assets..............................  (2,060)        703
  Accounts payable and other current
   liabilities...........................  (6,016)       (301)
  Other..................................    (236)         64
                                         --------    --------

  NET CASH FROM (FOR) OPERATING
    ACTIVITIES...........................  (8,205)      3,005
                                         --------    --------

INVESTING ACTIVITIES:

Capital Expenditures.....................  (7,447)     (5,154)
Change in unexpended bond proceeds.......      52         544

  NET CASH FOR INVESTING ACTIVITIES......  (7,062)     (4,610)
                                         --------    --------
FINANCING ACTIVITIES:

Proceeds from long-term debt.............  19,778       3,800
Repayments on long-term debt.............     ---      (1,379)
Resources provided by minority interest..     333         ---
                                         --------    --------
Common stock issuance....................      88          77
Dividends paid...........................    (629)       (549)
                                         --------    --------

  NET CASH FROM FINANCING ACTIVITIES.....  19,237       1,949
                                         --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS....   3,970         344
CASH, AT BEGINNING OF PERIOD.............   1,374       1,214
                                         --------    --------

CASH, AT END OF PERIOD...................$  5,344    $  1,558
                                         --------    --------
                                         --------    --------

The accompanying notes are an integral part of these statements.

                                                                     4
                          DONNELLY CORPORATION
       NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                (unaudited)

                              October 1, 1994


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 1, 1994, should not be considered indicative of the results that may be expected for the year ended July 1, 1995. The combined consolidated balance sheet at July 2, 1994, has been taken from the audited financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended July 2, 1994.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30th. Accordingly, each quarter ends on the Saturday closest to quarter end. Both the quarters ended October 1, 1994 and October 2, 1993 included 13 weeks.

NOTE B--INVENTORIES

Inventories consist of:

                                              October 1,       July 2,
(in thousands)                                     1994           1994
                                                --------       -------

LIFO cost:
     Finished products and work in process      $ 9,891        $ 9,836
     Raw materials                                6,766          6,781
                                                -------        -------
                                                  6,657         16,617
                                                -------        -------

FIFO cost:
     Finished products and work in process        2,043          1,915
     Raw materials                                2,460          1,444
                                                -------        -------
                                                  4,503          3,359
                                                -------        -------
                                                $21,160        $19,976
                                                -------        -------
                                                -------        -------


NOTE C--INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.

NOTE D--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                  Three Months Ended
                                              October 1      October 2
(in thousands)                                     1994           1993
                                              ---------      ---------

     Cash paid during the period for:
     Interest                                    $  731         $  780
     Income taxes                                $2,500         $1,265


Item 2.
                    DONNELLY CORPORATION AND SUBSIDIARIES
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             1ST QUARTER REPORT
                 FOR THE THREE MONTHS ENDED OCTOBER 1, 1994


GENERAL

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year, as well as quarter to quarter.

RESULTS OF OPERATIONS

Consolidated net sales were $86.7 million in the first quarter of fiscal 1995, an increase of 27% over the first quarter of 1994. During this period, North American automotive car and light truck production increased over 15%. New business in complete exterior mirrors, door handles, interior mirrors and Interior Systems, in addition to a stronger touch screen market in the Information Products business, all contributed to the stronger sales level.

Gross profit margin for the first quarter of fiscal 1995 was 20.9% compared to 20.7% in the first quarter of fiscal 1994. Improvements in gross profit margin resulting from higher volumes and cost reductions realized as a result of the Company's commitment to continuous improvement were offset by
1) customer price pressures; 2) start-up costs associated with higher production demands for new complete exterior mirror business; and 3) costs associated with consolidating production equipment from two older interior mirror facilities into a new facility while supporting strong industry demand.

Selling, administrative and general expenses increased as a percent-of-sales to 13.4% from 12.8% for the same period last year. The increase is due to a higher level of patent litigation expenses compared to a year ago and higher overhead costs to support start-up operations and business transitions.

Research and development expenses for the first quarter were $5.6 million, or 6.5% of sales, compared to 6.7% of sales last year. These costs remain high as a result of costs incurred to support new business for complete exterior mirrors and Modular Windows combined with the Company's continued commitment to developing new and innovative technologies that improve the function, quality and safety of automotive products.

Interest expense increased $.4 million in the first quarter of 1995, compared to a year earlier. The increase resulted from higher interest rates along with higher borrowing levels to support capital expenditures and higher working capital.

The Company had a net loss of ($85,000) in the first quarter of fiscal 1995. This compares to net income of $872,000 in the same period last year, which included tax benefits associated with the adoption of FASB statement 109 "Accounting for Income Taxes" and a retroactive reinstatement of research and development tax credits resulting from a new federal tax act. While the Company benfitted from stronger than normal sales in the first quarter higher costs were incurred to support business transitions and new business programs.

The Company's financial performance in fiscal 1994 and continuing into fiscal 1995 is impacted by unprecedented capital expenditures and expenses incurred in anticipation of meeting existing new customer orders. Projects requiring these costs include the construction and equipping of several new facilities, equipping a new product line for a major new order, and transition costs associated with consolidating production equipment from older facilities into a new facility. The new customer orders are scheduled to begin production later in fiscal 1995 and in fiscal 1996.

For some time, the Company has had long term internal goals to achieve annual compounded growth in sales and earnings of 15 percent. The Company performed near these goals from 1992 to 1993. Although sales growth was achieved in 1994, earnings for fiscal 1994 decreased from the preceding fiscal year and earnings for fiscal 1995 are expected that the current expansion projects will be nearly complete by the end of fiscal 1995 and new that the new orders will be in production. Accordingly, based upon existing customer orders, start-up dates and model sales as currently projected by customers and continued strong automotive sales and general economic conditions through 1995 and 1996 as anticipated by many analysts, the Company is encouraged about its prospects to achieve or exceed its goal for both sales and earnings on a cumulative basis in 1996 and 1997.

The Company's policy has been not to share future financial goals with the public. It has deviated from that policy to put in perspective the results of operations in the short term, which result from the Company's expansion plans which were put in place several years ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 2.2 at October 1, 1994 compared to 1.7 at June 2, 1994. Working capital increased by $15.3 million primarily due to resources required for operating activities and an increase in cash balances at the Company's affiliate operations. Capital expenditures were $7.4 million during the first quarter and are expected to remain at, or slightly above, this level, for each of the remainding quarters of the fiscal year.

The Company's $55 million bank revolving credit agreement had borrowings against it of $39.4 million at October 1, 1995. The Company expects to issue a $15 million note at an interest rate of 7.22% with an insurance company during the second quarter of fiscal 1995. The note has a four month delayed takedown with principal payments commencing in fiscal 2000 until maturity in fiscal 2005. The Company believes that the borrowing availability under the current revolving line of credit, together with the

$15 million private placement note and funds generated by operations, will meet the Company's current business needs.

On October 18, 1994, OSD Envizion Company entered into an agreement with a major customer to sell certain operating assets. It is expected that at consummation of this agreement the Company will liquidate its investment in this affiliate for a cash price, resulting in a net gain. The Company's investment in this unconsolidated affiliate consists of 50% partnership interest and is accounted for using the equity method.

On October 28, 1994, the Company completed the sale of its appliance products business to Gemtron Corporation for a cash price which resulted in a pretax gain of approximately $4.5 million and a significant royalty payment over the next two years.

Item 1.  Legal Proceedings

Certain electrochromic mirror technology of the Company has been the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). Following the settlement of prior litigation Gentex filed another lawsuit against the Company on June 7, 1993. In this suit, Gentex alleged that the Company's solid polymer film electrochromic mirror infringed one of the Gentex patents involved in the prior litigation and that the Company has violated the injunction entered by the court in the previous litigation. Gentex sought unspecified damages and an injunction against further alleged infringement by the Company. On March 21, 1994, the Company's motion for summary judgement of non-infringement was granted and the lawsuit was dismissed. Gentex has filed an appeal of this ruling, and no decision is expected on this until 1995.

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

On October 13, 1994, the Company filed a second lawsuit against Gentex, alleging that Gentex's inside and outside electrochromic mirrors infringe two additional patents owned by the Company which relate to the protection of electrochromic mirror from ultraviolet radiation. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. The Company has also filed a motion seeking a preliminary injunction against further infringement of these two patents pending final resolution of the lawsuit. Gentex has not yet responded, and no trial date has been set in the second lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

      a. Donnelly Corporation's 1994 Annual Meeting of Shareholders was held on October 21, 1994.
      b. Proxies were distributed pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to the Board's nominees as listed in the proxy statement and Shareholders elected the nominees currently serving in this capacity.

Item 5.  Other

On October 18, 1994, OSD Envision Company entered into an agreement with a major customer to sell certain operating assets. It is expected that at consummation of this agreement the Company will liquidate its investment in this affiliate for a cash price, resulting in a net gain. The Company's investment in this unconsolidated affiliate consists of a 50% partnership interest and was accounted for using the equity method.

On October 28, 1994, the Company completed the sale of its appliance products business to Gemtron Corporation for a cash price which resulted in a pretax gain of approximately $4.5 million and a significant royalty payment over the next two years.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits - none
     b. The Company did not file any reports on Form 8-K during the three months ended October 1, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              DONNELLY CORPORATION
                              Registrant


Date:  October 31, 1994
                              /S/ J.  Dwane Baumgardner
                              J.  Dwane Baumgardner
                              (Chairman, Chief Executive Officer, and
                              President)



Date:  October 31, 1994
                              /S/ William R. Jellison
                              William R. Jellison
                              (Vice President, Chief Financial Officer,
                              and Treasurer)