Form 10-Q/A
period 1994-10-01
DONNELLY CORP
filed 1995-01-23
CIK 805583

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q/A



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  / X /     No /   /


4,156,590 shares of Class A Common Stock and 3,582,915 shares of
Class B Common Stock were outstanding as of October 31, 1994.

                                                                       10
Item 5. Other

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


     a.   Exhibits:

          Exhibit 27     Financial Data Schedule


     b.   Reports:

          The Company did not file any reports on Form 8-K during the three months ended October 1, 1994.

                                                                       11
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                             DONNELLY CORPORATION
                             Registrant


Date:  January 23, 1995      /S/ J. Dwane Baumgardner
                             J.  Dwane Baumgardner
                             (Chairman, Chief Executive Officer, and
                             President)



Date:  January 23, 1995      /S/ William R. Jellison
                             William R. Jellison
                             (Vice President, Chief Financial Officer,
                             and Treasurer)