Form 10-Q
period 1994-12-31
DONNELLY CORP
filed 1995-02-15
CIK 805583

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q



                         QUARTERLY REPORT
                  Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For the quarter ended December 31, 1994 Commission File Number 1-9716



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


4,156,590 shares of Class A Common Stock and 3,582,915 shares of Class B Common Stock were outstanding as of January 31, 1995.

                         DONNELLY CORPORATION

                                 INDEX


                                                               Page
                                                             Numbering


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
                Condensed Combined Consolidated Balance
                Sheets---December 31, 1994 and July 2, 1994. . . . . 1

                Condensed Combined Consolidated Statements of
                Income---Three and six months ended December 31,1994
                 and January 1, 1994 . . . . . . . . . . . . . . . . 2

                Condensed Combined Consolidated Statements of
                Cash Flows---Six months ended December 31, 1994
              and January 1, 1994  . . . . . . . . . . . . . . . . . 3

                Notes to Condensed Combined Consolidated
                Financial Statements---December 31, 1994 . . . . . 4-5

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . . 6-8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 9

     Item 4.  Submission of Matters to a Vote of Security Holders. . 9

     Item 5.  Other. . . . . . . . . . . . . . . . . . . . . . . . .10

     Item 6.  Exhibits and Reports on Form . . . . . . . . . . . . .10

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .11

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         DONNELLY CORPORATION

            CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                         December 31       July 2
                                             1994           1994
                                           ---------     ---------
ASSETS

   Cash and equivalents                    $   3,442     $   1,374
   Accounts receivable, less allowances
      of $679 and $676                        48,149        47,303
   Inventories                                19,219        19,976
   Prepaid expenses and other current assets  15,289        16,911
                                           ---------     ---------
     Total current assets                     86,099        85,564
   Property, plant and equipment             145,822       143,269
   Less accumulated depreciation              56,282        51,898
                                           ---------     ---------
     Net property, plant and equipment        89,540        91,371
   Other assets                                6,610         6,866
                                           ---------     ---------
     Total assets                           $182,249      $183,801
                                           ---------     ---------
                                           ---------     ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts and notes payable              $  27,839     $  34,227
   Other current liabilities                  19,431        14,931
                                           ---------     ---------
     Total current liabilities                47,270        49,158
   Long-term debt, less current maturities    49,621        53,138
   Deferred income taxes and other
    liabilities                               10,168         9,068
                                           ---------     ---------
     Total liabilities                       107,059       111,364
                                           ---------     ---------
   Minority interest                           1,728         1,611
                                           ---------     ---------
   Preferred stock                               531           531
   Common stock                                  779           777
   Other shareholders' equity                 72,152        69,518
                                           ---------     ---------
     Total shareholders' equity               73,462        70,826
                                           ---------     ---------
     Total liabilities and
       shareholders' equity                $ 182,249     $ 183,801
                                           ---------     ---------
                                           ---------     ---------


   The accompanying notes are an integral part of these statements.

                            DONNELLY CORPORATION

            CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share data)

                                      Three Months Ended     Six Months Ended
                                      Dec 31      Jan 1     Dec 31     Jan 1
                                     -------------------   -------------------
                                       1994       1994       1994       1994
                                     --------   --------   --------   --------
Net sales                            $ 98,460   $ 80,070   $185,201   $148,325

Costs and expenses:
   Cost of sales                       76,148     63,444    144,788    117,563
   Selling, general and administratie  11,099      9,154     22,749     17,895
   Research and development             6,204      4,978     11,844      9,541
   Gain on restructuring of business   (4,678)       ---     (4,678)       ---
   Loss of discontinued business        2,413        ---      2,413        ---
                                     --------   --------   --------   --------
Operating income                        7,274      2,494      8,085      3,326

   Interest expense                     1,267        828      2,417      1,593
   Royalty income                        (441)      (400)      (722)      (670)
   Other expense                         (105)       315       (175)       272
                                     --------   --------   --------   --------

Income before taxes on income           6,553      1,751      6,565      2,131
   Taxes on income                      2,217        673      2,220        390
                                     --------   --------   --------   --------
Income before minority interest and
   equity earnings                      4,336      1,078      4,345      1,741
   Minority interest in net (income)
       loss of subsidiary                 405       (247)       218       (439)
   Equity in earnings (losses) of
       affiliated companies               (42)      (156)        51       (268)
                                     --------   --------   --------   --------
Income before cumulative effect of
      change in accounting principle    4,699        675      4,614      1,034
   Cumulative effect of adoption of
       SFAS 109                           ---        ---        ---        513
                                     --------   --------   --------   --------
Net income                           $  4,699   $     67   $  4,614   $  1,547
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

Per common share:
   Income before cumulative effect of
      change in accounting principle     0.61       0.09       0.59       0.14
   Cumulative effect of adoption of
       SFAS 109                           ---        ---        ---       0.06
                                     --------   --------   --------   --------
   Net income                        $   0.61   $   0.09   $   0.59   $   0.20
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

Cash dividends declared              $   0.08   $   0.08   $   0.16   $   0.16

Average common shares outstanding    7,739,650  7,714,628  7,735,018  7,712,534


      The accompanying notes are an integral part of these statements.

                            DONNELLY CORPORATION

          CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                               Six Months Ended
                                           December 31     January 1
                                           --------------------------
                                              1994           1994
                                           -----------    -----------
OPERATING ACTIVITIES:

Net income                                 $   4,614      $  1,547
Adjustments to reconcile net income to net
  cash provided by operating activities
Depreciation and amortization                  5,220         4,390
Deferred pension and postretirement benefits     971           532
Deferred income taxes                           (119)         (100)
Minority interest in net (income) loss
  of subsidiary                                 (218)          439
Equity in (earnings)losses of affiliated
  companies                                      (60)          252
Gain on restructuring of business and loss
  of discontinued business                    (2,265)          ---
Cumulative effect of change in accounting
  principle                                      ---          (513)
Changes in operating assets and liabilities:
  Accounts receivable                         (1,018)       (4,285)
  Inventories                                    (18)          217
  Prepaid expenses and other current assets    1,631           398
  Accounts payable and other current
    liabilities                               (5,220)          973
  Other                                         (196)           31
                                            --------      --------
  NET CASH FROM OPERATING ACTIVITIES           3,322         3,881
                                            --------      --------

INVESTING ACTIVITIES:

Capital expenditures                         (10,802)      (12,611)
Proceeds from sale of businesses              14,200           ---
Loan to affiliate                               (500)          ---
Change in unexpended bond proceeds                68           997
Other                                           (157)          ---
                                            --------      --------
  NET CASH FROM (FOR) INVESTING ACTIVITIES     2,809       (11,614)
                                            --------      --------

FINANCING ACTIVITIES:

Proceeds from long-term debt                  15,000        15,000
Repayments on long-term debt                 (18,517)       (6,607)
Resources provided by minority interest          491           ---
Common stock issuance                            221           146
Dividends paid                                (1,258)       (1,176)
                                            --------      --------
  NET CASH FROM (FOR) FINANCING ACTIVITIES    (4,063)        7,363
                                            --------      --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  2,068          (370)
CASH, AT BEGINNING OF PERIOD                   1,374         1,214
                                            --------      --------

CASH, AT END OF PERIOD                      $  3,442      $    844
                                            --------      --------
                                            --------      --------


      The accompanying notes are an integral part of these statements.

                          DONNELLY CORPORATION
       NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                (unaudited)

                            December 31, 1994


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1994, should not be considered indicative of the results that may be expected for the year ended July 1, 1995. The combined consolidated balance sheet at July 2, 1994, has been taken from the audited financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended July 2, 1994.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30th. Accordingly, each quarter ends on the Saturday closest to quarter end. Both the quarters ended December 31, 1994 and January 1, 1994 included 13 weeks.

NOTE B--INVENTORIES

Inventories consist of:

                                              December 31,       July 2,
(in thousands)                                    1994            1994
                                              -----------      -----------
LIFO cost:
     Finished products and work in process    $  7,710         $  9,836
     Raw materials                               6,975            6,781
                                              --------         --------
                                                14,685           16,617
                                              --------         --------

FIFO cost:
     Finished products and work in process       2,353            1,915
     Raw materials                               2,181            1,444
                                              --------         --------
                                                 4,534            3,359
                                              --------         --------
                                              $ 19,219         $ 19,976
                                              --------         --------
                                              --------         --------


NOTE C--INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.

NOTE D--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                  Six Months Ended
                                               December        January
                                               -----------------------
(in thousands)                                    1994          1993
                                               ---------     ---------
     Cash paid during the period for:
     Interest                                  $ 2,244       $   780
     Income taxes                              $ 3,150       $ 1,265



NOTE E--GAIN ON RESTRUCTURING OF BUSINESS

Item 5.  Other

In the second quarter of fiscal 1995, the Company entered into a restructuring plan resulting in a net gain of $4.7 million. The restructuring plan was implemented in an effort to move the Company towards a much closer focus on its automotive businesses. The gain includes the sale of the appliance business to Gemtron Corporation for a cash price and a significant royalty payment over the next two years; the liquidation of the Company's investment in OSD Envizion Company for a cash price following OSD's sale of certain assets to a major customer; and the sale of 81% of the Company's heavy truck mirror business. These non-automotive businesses represented an insignificant portion of the Company's operating income in fiscal 1994. Offsetting the gain on the sale of businesses were the restructuring costs recognized in the second quarter to cover a severance program and other expenses associated with the restructure of non-automotive businesses.

The Company recognized a charge of $2.4 million in the second quarter for the costs of a severance program and the write-down of operating assets for
the anticipated loss of business at D&A Technology, Inc.   D&A Technology,
Inc. represented 6% of the Company's combined consolidated net sales in fiscal 1994.

Item 2.

                  DONNELLY CORPORATION AND SUBSIDIARIES
                  MANAGMENT DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          2ND QUARTER REPORT
         FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1994

GENERAL

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year, as well as from quarter to quarter.

RESULTS OF OPERATIONS

Consolidated net sales were $98.5 million in the second quarter of fiscal 1995, an increase of almost 23% over the second quarter of fiscal 1994.
Net sales for the six month period ending December 31, 1994 were $185.2 millon compared to $148.3 million in the same period last year. North American car and light truck production increased over 6% and 10% for the second quarter and six month periods, respectively. New business in complete exterior mirrors, door handles and interior systems, strong demand for modular windows at Ford and Chrysler, and a stronger touch screen market in the Information Products business all contributed to the higher sales level.

Gross profit margin for the second quarter of fiscal 1995 was 22.7% compared to 20.8% in the same period last year. The Company's gross profit margin has improved as a result of higher volumes, cost reductions realized as a result of the Company's commitment to continuous improvement, and successful progress in the implementation of new programs. The Company continues to be committed to successfully completing a number of business start-ups and transitions in the next six to nine months. Gross profit margin during the first half of 1995 increased to 21.8% from 20.7% last year.

Selling, administrative and general expenses in the second quarter were at 11.3% of sales, down slightly from 11.4% in the same period last year.

Research and development expenses for the second quarter were $6.2 million, or 6.3% of sales, compared to 6.2% of sales last year. These costs remain high as a result of costs incurred to support new business for complete exterior mirrors and modular windows, combined with the Company's continued commitment to develop new and innovative technologies that improve the function, quality and safety of automotive products.

In the second quarter of fiscal 1995, the Company entered into a restructuring plan resulting in a net gain of $4.7 million. The restructuring plan was implemented in an effort to move the Company toward a much closer focus on its automotive businesses. The gain includes the sale of the appliance business to Gemtron Corporation for a cash price and a significant royalty payment over the next two years; the liquidation of the Company's investment in OSD Envizion Company for a cash price following OSD's sale of certain assets to a major customer; and the sale of 81% of the Company's heavy truck mirror business. These non-automotive businesses represented an insignificant portion of the Company's operating income in fiscal 1994. Offsetting the gain on the sale of businesses were the restructuring costs recognized in the second quarter to cover a severance program and other expenses associated with the restructure.

The Company recognized a charge of $2.4 million in the second quarter for the costs of a severance program and the write-down of operating assets for
the anticipated loss of business at D&A Technology, Inc.   D&A Technology,
Inc., a joint venture, which supplies modular windows assemblies to Saturn, represented 6% of the Company's combined consolidated net sales in fiscal 1994.

Interest expense increased $.4 million in the second quarter of fiscal 1995, compared to a year earlier. The increase resulted from higher interest rates along with higher borrowing levels to support capital expenditures and higher working capital.

The Company had net income of $4.7 million and $4.6 million in the second quarter and first six months of fiscal 1995, respectively. This compares to a net income in the second quarter and first six months of fiscal 1994 of $.7 million and $1.5 million, respectively, which included tax benefits associated with the adoption of FASB statement 109 "Accounting for Income Taxes" and a retroactive reinstatement of research and development tax credits resulting from a new federal tax act.

The Company's financial performance in fiscal 1994 was impacted and is continuing to be impacted by unprecedented capital expenditures and expenses to prepare for and support new customer orders. Projects include the construction and equipping of several new facilities, equipping a new product line for a major new order, and transition costs associated with consolidating production equipment from older facilities into a new
facility.   The new customer orders are scheduled to begin production later in fiscal 1995 and in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.8 at December 31, 1994 compared to 1.7 at June 2, 1994. Working capital was $38.8 million at December 31, 1994 compared to $36.4 million at June 2,1994.

The Company issued a $15.0 million note at an interest rate of 7.22% with an insurance company during the second quarter. The note has principal payments commencing in fiscal 2000 until maturity in fiscal 2005. The Company's $55 million bank revolving credit agreement had no borrowings against it at December 31, 1994. The Company believes that the current borrowing availability and funds generated by operations will meet the Company's current business needs.

The Company received $5.0M in grants in the second quarter for the construction of a new facility in Newaygo.

Capital expenditures for the first six months of fiscal 1995 were $10.8 million compared to $12.6 million in fiscal 1994. Capital expenditures will remain high through fiscal 1995 as a result of the construction and equipping of several new facilities for new customer orders and consolidation of production equipment into a new facility.

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


Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits - 27  Financial Data Schedule
     b. The Company did not file any reports on Form 8-K during the three months ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              DONNELLY CORPORATION
                              Registrant


Date:  February 10, 1995      /s/ J. Dwane Baumgardner
                              J.  Dwane Baumgardner
                              (Chairman, Chief Executive Officer, and
                              President)



Date:  February 10, 1995      /s/ William R. Jellison
                              William R. Jellison
                              (Vice President, Chief Financial Officer,
                              and Treasurer)