Form 10-Q
period 1995-04-01
DONNELLY CORP
filed 1995-05-18
CIK 805583

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q



                         QUARTERLY REPORT
                  Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For the quarter ended April 1, 1995 Commission File Number 1-9716



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

                                                      Yes /X/     No / /


4,168,529 shares of Class A Common Stock and 3,582,915 shares of Class B Common Stock were outstanding as of April 28, 1995.

                            DONNELLY CORPORATION

                                    INDEX



                                                                        Page
                                                                      Numbering

PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements
                   Condensed Combined Consolidated Balance
                   Sheets---April 1, 1995 and July 2, 1994 . . . . . . . . 1

                   Condensed Combined Consolidated Statements of
                   Income---Three and nine months ended April 1, 1995
                   and April 2, 1994 . . . . . . . . . . . . . . . . . . . 2

                   Condensed Combined Consolidated Statements of
                   Cash Flows---Nine months ended April 1, 1995
                   and April 2, 1994 . . . . . . . . . . . . . . . . . . . 3

                   Notes to Condensed Combined Consolidated
                   Financial Statements---April 1, 1995. . . . . . . . . . 4-5

    Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . . 6-8


PART II.  OTHER INFORMATION

    Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 9

    Item 4.    Submission of Matters to a Vote of Security Holders . . . . 9

    Item 5.    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

    Item 6.    Exhibits and Reports on Form 8K . . . . . . . . . . . . . . 10

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                    PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         DONNELLY CORPORATION

            CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                                         April 1       July 2
                                                           1995         1994
                                                        --------     --------
ASSETS

    Cash and cash equivalents                           $  5,715     $  1,374
    Accounts receivable, less allowances
      of $691 and $676                                    50,505       47,303
    Inventories                                           21,086       19,976
    Prepaid expenses and other current assets             19,419       16,911
                                                        --------     --------
      Total current assets                                96,725       85,564
    Property, plant, and equipment                       158,259      143,269
    Less accumulated depreciation                         59,589       51,898
                                                        --------     --------
      Net property, plant, and equipment                  98,670       91,371
    Other assets                                           8,087        6,866
                                                        --------     --------
      Total assets                                      $203,482     $183,801
                                                        --------     --------
                                                        --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts and notes payable                          $ 35,151     $ 34,227
    Other current liabilities                             21,658       14,931
                                                        --------     --------
      Total current liabilities                           56,809       49,158
    Long-term debt, less current maturities               56,404       53,138
    Deferred income taxes and other liabilities           10,704        9,068
                                                        --------     --------
      Total liabilities                                  123,917      111,364
                                                        --------     --------
    Minority interest                                      1,956        1,611
                                                        --------     --------
    Preferred stock                                          531          531
    Common stock                                             781          777
    Other shareholders' equity                            76,297       69,518
                                                        --------     --------
      Total shareholders' equity                          77,609       70,826
                                                        --------     --------
      Total liabilities and shareholders' equity        $203,482     $183,801
                                                        --------     --------
                                                        --------     --------


The accompanying notes are an integral part of these statements.

                           DONNELLY CORPORATION

           CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except share and per share data)

                                      Three Months Ended    Nine Months Ended
                                      April 1    April 2    April 1    April 2
                                     -------------------   -------------------
                                        1995       1994       1995       1994
                                     --------   --------   --------   --------
Net Sales                            $ 96,708   $ 90,897   $281,909   $239,222

Costs and expenses:
   Cost of sales                       75,689     71,075    220,477    188,638
   Selling, general and administrative 10,903      9,745     33,652     27,640
   Research and development             5,288      5,675     17,132     15,216
   Gain on restructuring and sale of
      businesses                          ---        ---     (4,678)       ---
   Loss of discontinued business          ---        ---      2,413        ---
                                     --------   --------   --------   --------
Operating income                        4,828      4,402     12,913      7,728

   Interest expense                     1,106        960      3,523      2,553
   Royalty income                      (1,150)      (375)    (1,872)    (1,045)
   Other (income) expense                  16       (163)      (159)       109
                                     --------   --------   --------   --------

Income before taxes on income           4,856      3,980     11,421      6,111
   Taxes on income                      1,615      1,233      3,835      1,623
                                     --------   --------   --------   --------
Income before minority interest and
   equity earnings                      3,241      2,747      7,586      4,488
   Minority interest in net income of
      subsidiary                         (227)      (139)        (9)      (578)
   Equity in earnings (losses) of
      affiliated companies                 62         71        113       (197)
                                     --------   --------   --------   --------
Income before cumulative effect of
      change in accounting principle    3,076      2,679      7,690      3,713
   Cumulative effect of adoption of
      SFAS 109                            ---        ---        ---        513
                                     --------   --------   --------   --------
Net income                           $  3,076   $  2,679   $  7,690   $  4,226
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

Per common share:
   Income before cumulative effect of
      change in accounting principle     0.40       0.35       0.99       0.48
   Cumulative effect of adoption of
      SFAS 109                            ---        ---        ---       0.06
                                     --------   --------   --------   --------
   Net income                        $   0.40   $   0.35   $   0.99   $   0.54
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

Cash dividends declared              $   0.08   $   0.08   $   0.24   $   0.24

Average common shares outstanding   7,746,977  7,718,623  7,739,005  7,714,563


The accompanying notes are an integral part of these statements.

                           DONNELLY CORPORATION

         CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                         Nine Months Ended
                                                       April 1      April 2
                                                      ---------------------
                                                        1995         1994
                                                      --------     --------
OPERATING ACTIVITIES:

Net income                                            $  7,690     $  4,226
Adjustments to reconcile net income to net
    cash provided by operating activities:
Depreciation and amortization                            8,530        6,984
Deferred pension and postretirement benefits             1,408          808
Deferred income taxes                                      (57)        (100)
Minority interest in net income of subsidiary               10          578
Equity in (earnings) losses of affiliated companies       (123)         148
Gain on restructuring, sale of businesses and
    loss of discontinued business                       (2,265)         ---
Cumulative effect of change in accounting
    principle                                              ---         (513)
Changes in operating assets and liabilities:
    Accounts receivable                                 (3,375)      (8,515)
    Inventories                                         (1,885)      (3,414)
    Prepaid expenses and other current assets           (2,499)      (1,197)
    Accounts payable and other current liabilities       4,318        8,992
    Other                                                 (441)        (420)
                                                      --------     --------
    NET CASH FROM OPERATING ACTIVITIES                  11,311        7,577
                                                      --------     --------

INVESTING ACTIVITIES:

Capital expenditures                                   (21,685)     (21,594)
Proceeds from sale of businesses                        14,200          ---
Loan to affiliate                                         (500)         ---
Change in unexpended bond proceeds                        (865)       1,070
Other                                                     (357)         (36)
                                                      --------     --------
    NET CASH FOR INVESTING ACTIVITIES                   (9,207)     (20,560)
                                                      --------     --------

FINANCING ACTIVITIES:

Proceeds from long-term debt                            15,000       17,350
Repayments on long-term debt                           (11,734)      (3,391)
Resources provided by minority interest                    491          ---
Common stock issuance                                      367          214
Dividends paid                                          (1,887)      (1,804)
                                                      --------     --------
    NET CASH FROM FINANCING ACTIVITIES                   2,237       12,369
                                                      --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         4,341         (614)
CASH, AT BEGINNING OF PERIOD                             1,374        1,214
                                                      --------     --------

CASH, AT END OF PERIOD                                $  5,715     $    600
                                                      --------     --------
                                                      --------     --------


The accompanying notes are an integral part of these statements.

                         DONNELLY CORPORATION
      NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
                            April 1, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 1, 1995 should not be considered indicative of the results that may be expected for the year ended July 1, 1995. The combined consolidated balance sheet at July 2, 1994 has been taken from the audited financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended July 2, 1994.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30th. Accordingly, each quarter ends on the Saturday closest to quarter end. Both the quarters ended April 1, 1995 and April 2, 1994 included 13 weeks.

NOTE B--INVENTORIES

Inventories consist of:

                                                       April 1      July 2
(in thousands)                                          1995         1994
                                                      --------     --------
LIFO cost:
    Finished products and work in process              $ 7,916      $ 9,836
    Raw materials                                        8,201        6,781
                                                      --------     --------
                                                       $16,117      $16,617
                                                      --------     --------
FIFO cost:
    Finished products and work in process              $ 2,832      $ 1,915
    Raw materials                                        2,137        1,444
                                                      --------     --------
                                                         4,969        3,359
                                                      --------     --------
                                                       $21,086      $19,976
                                                      --------     --------
                                                      --------     --------


NOTE C--INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.

NOTE D--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        Nine Months Ended
                                                       April 1     April 2
                                                      ---------------------
(in thousands)                                           1995         1994
                                                      --------     --------
    Cash paid during the period for:
    Interest                                          $ 1,180      $ 2,211
    Income taxes                                      $ 6,600      $ 3,145


Item 2.

             DONNELLY CORPORATION AND SUBSIDIARIES
             MANAGEMENT DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      3RD QUARTER REPORT
       FOR THE THREE AND NINE MONTHS ENDED APRIL 1, 1995


GENERAL

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year, as well as from quarter to quarter.

RESULTS OF OPERATIONS

Consolidated net sales were $96.7 million in the third quarter of fiscal 1995, an increase of almost 6% over the third quarter of fiscal 1994. Net sales for the nine-month period ending April 1, 1995 were $281.9 million compared to $239.2 million net sales in the same period last year. New business in complete exterior mirrors, door handles, and interior systems, and strong demand for modular windows at Ford and Chrysler, all contributed to the stronger sales level.

Gross profit margin for the third quarter and nine-months of fiscal 1995 was 21.7% and 21.8%, respectively, compared to a gross profit margin of 21,8% for the third quarter and 21.1% for the nine-months of fiscal 1994. The Company's commitment to successful implementation of new programs, cost reductions realized as a result of continuous improvement and higher volumes have had a positive impact on gross profit. The Company's gross profit margin has continued to remain strong despite price pressures from automotive customers, significant increases in raw material costs and the completion of unprecedented levels of business start-ups and transitions. It is expected that price pressures from automotive customers and increases in costs for raw materials will continue to challenge the Company.

Selling, administrative and general expenses in the third quarter were at 11.3% of sales, up from 10.7% in the same period last year primarily due to higher legal expenses associated with the Gentex legal proceedings. (See Item 1.)

Research and development expenses for the third quarter were $5.3 million, or 5.5% of sales, compared to 6.2% of sales last year. The Company continues to be committed to develop new and innovative technologies that improve the function, quality and safety of automotive products and support new business for complete exterior mirrors and modular windows.

In the second quarter of fiscal 1995, the Company entered into a plan to restructure and sell certain nonautomotive businesses resulting in a net gain of $4.7 million. The gain includes the sale of the appliance business to Gemtron Corporation for a cash price and a significant royalty payment over the next two years; the liquidation of its investment in OSD Envizion Company for a cash price following OSD's sale of certain assets to a major customer; and the sale of the Company's heavy truck mirror business to KAM Truck Components, Inc. for a cash price. Offsetting the gain on the sale of businesses were the restructuring costs recognized in the second quarter to cover a severance program and other expenses associated with the restructuring of nonautomotive businesses.

The Company recognized a charge of $2.4 million in the second quarter for the costs of a severance program and the write-down of operating assets for the anticipated loss of business at D&A Technology, Inc. D&A Technology, Inc. represented 6% of the Company's combined consolidated net sales in fiscal 1994 and 5% in the nine months ended April 1, 1995.

Royalty income was $1.2 million in the third quarter of fiscal 1995 compared to $0.4 million in the same period last year. The increase resulted from royalty income associated with the sale of the appliance business to Gemtron Corporation.

The Company had net income of $3.1 million and $7.7 million in the third quarter and first nine-months of fiscal 1995, respectively. This compares to net income in the third quarter and first nine-months of fiscal 1994 of $2.7 million and $4.2 million, respectively, which included tax benefits associated with the adoption of FASB statement 109 "Accounting for Income Taxes" and a retroactive reinstatement of research and development tax credits resulting from a new federal tax act. The improvement in net income is the result of higher sales and the sale of certain non-automotive businesses.

The Company's financial performance in fiscal 1994 and fiscal 1995 has been impacted by unprecedented capital expenditures and expenses incurred in anticipation of meeting existing new customer orders. Projects requiring these costs include the construction and equipping of several new facilities, equipping a new product line for a major new order, and transition costs associated with consolidating production equipment from older facilities into a new facility. New customer orders began production in the third quarter of fiscal 1995 with additional orders starting production in early fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.7 at April 1, 1995 and June 2, 1994. Working capital was $39.9 million at April 1, 1995 compared to $36.4 million at June 2,1994.

The Company issued a $15.0 million note at an interest rate of 7.22% with an insurance company during the second quarter of fiscal 1995. The note has principal payments commencing in fiscal 2000 until maturity in fiscal 2005. The Company's $55 million bank revolving credit agreement had borrowings of $8.0 million against it as of April 1, 1995. The Company believes that the current borrowing availability and funds generated by operations will meet the Company's current business needs.

The Company received $5.0 million in grants in the second quarter for the construction of a new facility in Newaygo.

Capital expenditures for the first nine-months of fiscal 1995 and 1994 were $21.7 and $21.6 million. Capital spending will remain high through fiscal 1995 as a result of the construction and equipping of several new facilities for new customer orders and consolidation of production equipment into a new facility.

Item 1.  Legal Proceedings

Certain electrochromic mirror technology of the Company has been the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). Following the settlement of prior litigation Gentex filed another lawsuit against the Company on June 7, 1993. In this suit, Gentex alleged that the Company's solid polymer film electrochromic mirror infringed one of the Gentex patents involved in the prior litigation and that the Company has violated the injunction entered by the court in the previous litigation. Gentex sought unspecified damages and an injunction against further alleged infringement by the Company. On March 21, 1994, the Company's motion for summary judgment of non-infringement was granted and the lawsuit was dismissed. Gentex has filed an appeal of this ruling, and no decision is expected on this until later in 1995.

The Company's lawsuit against Gentex, filed on July 8, 1993, remains outstanding. In this suit, the Company has alleged that Gentex's lighted electrochromic mirror infringes three of the Company's patents and that all of Gentex's electrochromic mirrors infringe a fourth patent owned by the Company. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. Pretrial discovery is being conducted in this action and a trial has been scheduled to begin in October 1995. The Company has filed a motion seeking a preliminary injunction against further infringement of one of its patents pending final resolution of the lawsuit. Gentex has filed a motion for summary judgment that the patent in question is invalid. Neither of these motions has yet been decided by the court.

On October 13, 1994, the Company filed a second lawsuit against Gentex, alleging that Gentex's inside and outside electrochromic mirrors infringe two additional patents owned by the Company which relate to the protection of electrochromic mirrors from ultraviolet radiation. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. The Company has also filed a motion seeking a preliminary injunction against further infringement of these two patents pending final resolution of the lawsuit. Gentex has not yet responded, and no trial date has been set in the second lawsuit.

Item 5.  Other

In the third quarter of fiscal 1995, the Company entered into an agreement in principle to acquire a majority interest in Hohe GmbH & Co. KG.("Hohe"), the largest producer of mirrors for the European auto industry. Hohe had annual sales of approximately $185 million during fiscal year ending March 31, 1994. It is expected that the transaction will be completed in the Company's fourth quarter of fiscal 1995.

In the second quarter of fiscal 1995, the Company entered into a plan to restructure and sell certain nonautomotive businesses resulting in a net gain of $4.7 million. The gain includes the sale of the appliance business to Gemtron Corporation for a cash price and a significant royalty payment over the next two years; the liquidation of its investment in OSD Envizion Company for a cash price following OSD's sale of certain assets to a major customer; and the sale of the Company's heavy truck mirror business to KAM Truck Components, Inc. for a cash price. Offsetting the gain on the sale of businesses were the restructuring costs recognized in the second quarter to cover a severance program and other expenses associated with the restructuring of nonautomotive businesses.

The Company recognized a charge of $2.4 million in the second quarter for the costs of a severance program and the write-down of operating assets for the anticipated loss of business at D&A Technology, Inc. D&A Technology, Inc. represented 6% of the Company's combined consolidated net sales in fiscal 1994.

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits - 27 Financial Data Schedule
      b. The Company did not file any reports on Form 8-K during the three months ended April 1, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                DONNELLY CORPORATION
                                Registrant


Date:  May 15, 1995             /s/ J. Dwane Baumgardner
                                J. Dwane Baumgardner
                                (Chairman, Chief Executive Officer, and
                                President)


Date:  May 15, 1995             /s/ William R. Jellison
                                William R. Jellison
                                (Vice President, Chief Financial Officer,
                                and Treasurer)