Form 10-K
period 1995-07-01
DONNELLY CORP
filed 1995-09-29
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the Fiscal Year ended July 1, 1995.
                                        OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from _____________ to _____________

Commission File Number :  1-9716

                              DONNELLY CORPORATION
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                            38-0493110
      (State of other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

414 East Fortieth Street, Holland, Michigan                49423
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (616) 786-7000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class          Name of each exchange on which registered
Class A common stock                 American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant was $83,747,472 as of August 31, 1995.

     Number of share outstanding of each of the registrant's classes of common stock, as of August 31, 1995.

      4,184,587 share of Class A Common Stock par value, $.10 per share 3,582,915 share of Class B Common Stock par value, $.10 per share

                         DOCUMENT INCORPORATE BY REFERENCE

     Portions of the registrant's proxy statement for its annual meeting of shareholders to be held October 20, 1995, are incorporated by reference into
Part III of this report.


                                      Part I.

ITEM 1.    BUSINESS

ITEM 1 (a) GENERAL DEVELOPMENT OF BUSINESS

     The Company is primarily engaged in the design, manufacture, marketing and sale of glass related and plastic molded products for the automotive industry. The Company also supplies glass coatings for the transportation, electronics and computer industries (either solely or through several joint ventures).

     During 1995, the Company continued to implement a strategic plan that will position the Company as one of the world's major automotive suppliers.
As a result, the Company completed the disposition of three non-core businesses: Appliance Products, Heavy Truck Mirrors, and the Company's interest in a joint venture called OSD Envizion, which manufactured electronic lenses for welding helmets. In the fourth quarter of fiscal 1995, the Company completed an acquisition of an interest in Hohe GmbH & Co. KG ("Hohe"), a German limited partnership. Based in Collenberg, Germany, Hohe serves many of the main auto producers in Europe in exterior automotive mirrors, interior mirrors, door handles, automotive tooling and electronic components related to mirror systems. With the completion of the transaction, the Company and Hohe together have become the world's largest producer of automotive mirror systems.



     Through the Company's joint venture with Asahi Glass Company, D&A Technology, Inc. ("D&A"), the Company provided substantially all the modular windows for General Motors' Saturn cars through the 1995 model year. Due to the loss of the Saturn business, the Company anticipates dissolving the joint venture in the first quarter of 1996 and acquiring Asahi's 40% interest in D&A. The operation will be reduced in size and maintained as a division in Tennessee. New modular window and sunroof business with other customers will begin to replace the Saturn programs currently produced at this operation.
D&A represented 5% and 8% of the Company's combined consolidated net sales and net income in 1995.

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

ITEM 1 (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is primarily engaged in the research, design, development, manufacture, marketing and sale of interior and exterior rearview mirrors, interior lighting and interior trim products, and modular windows for world automotive markets. Excluding the contributions of various coatings related joint ventures, the Company's market focus is nearly exclusively automotive.

ITEM 1. (c)NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

Automotive Products

     Automotive Vision. The Company manufactures a wide range of interior and exterior rearview mirror products.

     Interior Rearview Mirrors. The Company began producing prismatic day/night mirror glass in 1939 and has been a leading innovator of interior rearview mirrors in the United States since that time. The Company now supplies interior rearview mirror assemblies to General Motors Corporation, Ford Motor Company and Chrysler Corporation (the "Big Three" automakers), the North American facilities of foreign owned automakers (the "New Automotive Manufacturers") and North American joint ventures between the Big Three automakers and foreign automakers. Through Donnelly Mirrors, Limited ("DML"), its Irish subsidiary, the Company supplies interior rearview mirror assemblies to French automotive manufacturers. DML also manufactures and sells prismatic interior rearview mirror glass throughout Europe and to other foreign producers of complete interior rearview mirrors.

     The Company has also developed complex modular interior mirror assemblies, including mirrors with added features such as lights, electronic compass and other features as specified by the customer. Lighted mirrors direct light down to the laps of the driver and passenger for reading or general lighting. Sales of lighted mirrors have increased significantly since their introduction in fiscal 1985.

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

     Exterior Rearview Mirrors and Exterior Trim. In 1987, the Company began manufacturing complete exterior rearview mirror assemblies for cars and trucks. Exterior mirror assemblies are more complex than base interior rearview mirror assemblies given that, among other things, they contain either manual or motorized actuators for remote adjustment. In addition, most new vehicles are equipped with two exterior mirrors. Accordingly, the per vehicle sales price of exterior mirror assemblies substantially exceeds that of interior rearview mirror assemblies. The Company supplies exterior rearview mirror assemblies to Honda of America, Ford and Mazda. Through Donnelly Vision Systems Europe and the recent acquisition of an interest in Hohe, the Company also supplies complete exterior rearview mirrors to all of the main European automotive customers.

     A new area of growth for the company arising out of established skills in automotive paint and plastic molding is the manufacture of exterior trim components. While still a small product line for the Company, the Company is now producing a wide variety of exterior door handles for Honda and Ford.

     The Company manufactures and supplies flat and convex chrome-coated mirror glass to other manufacturers of exterior mirror assemblies. The product line supplies mirror components to other complete mirror manufacturers and to the Company's own internal complete mirror operation. This is a small product line that was relocated to Monterrey, Mexico in 1995.

     The Company introduced a new mirror system innovation in 1993. Trademarked INTELLIGENT VISION(TM), this system combines a unique new electrochromic material with a video microchip which operates as a "smart sensor". This system permits the user to monitor light levels from behind the vehicle and automatically adjusts all three rearview mirrors independently to compensate for glare. It is expected that the INTELLIGENT VISION(TM) system will be available in 1998. This technology is the subject of patent litigation, see Item 3.

     Interior Lighting and Trim. The Company manufactures various interior trim products including dome lights, interior door lights, lighted and non-lighted grab handles and coat hooks. The Company's interior lighting products are based on both plastic molding and optics technology. While the Company entered this market relatively recently, it believes the market will expand due to automakers' desire to add value to their cars and the trend toward modularization of components. The Company believes automakers will increasingly seek the suppliers who can provide complete interior lighting and trim systems. The Company currently supplies these products to the Big Three automakers, Honda and Toyota and has orders from Nummi, Mercedes Benz and BMW.

     Modular Windows. Modular windows consist of window glass and a plastic molding that encapsulates various components, such as the frame, grommet, trim and hardware. These windows offer improved quality, aerodynamics and performance at a competitive price to conventional window systems. Recent additions include hinged windows, "flush surface" windows that involve single sided encapsulation, bonding of hardware directly to glass and the incorporation of color matched body hardware into the window system. Its windows are used for rear and liftgate windows, quarter windows, aperture windows, fixed vent windows and windshields on over 40 current models, including vehicles produced by each of the Big Three automakers and certain of the New Automotive Manufacturers. Increasing use of modular windows by the Big Three reflects trends in the industry towards outsourcing, modularization and reliance on suppliers for design. Based upon the number of modular windows that have been specified and are being designed for future models, the Company expects continued expansion of the market for modular windows sold to the Big Three automakers and New Automotive Manufacturers.



     Through the Company's joint venture with Asahi Glass Company, D&A Technology, Inc. ("D&A"), the Company provided substantially all the modular windows for General Motors' Saturn cars through the 1995 model year. Due to the loss of the Saturn business, the Company anticipates dissolving the joint venture in the first quarter of 1996 and acquiring Asahi's 40% interest in D&A. The operation will be reduced in size and maintained as a division in Tennessee. New modular window and sunroof business with other customers will begin to replace the Saturn programs currently produced at this operation.
D&A represented 5% and 8% of the Company's combined consolidated net sales and net income in 1995.

     In addition to its manufacturing facility in Holland, Michigan, the Company also has a modular window manufacturing facility in Mt. Sterling, Kentucky, which focuses on customers in that geographic area. Additionally, construction was completed on a facility in Langres, France to produce new windows systems for Chrysler.

     Modular windows can be molded using polyvinyl chloride ("PVC") or a urethane reaction injection molding process ("RIM"). The PVC process is less expensive primarily because the material is less costly and does not require painting. PVC, however, if more difficult to mold, particularly for large windows. The Company believes that its ability to design and mold windows in either process and its expertise in PVC molding are significant competitive factors. Donnelly is also developing and using new polymers for window encapsulation.

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



     The Company's non-automotive businesses have been structured to be operated independently from the Company's core automotive businesses.

     Information Products. The Company's various, electrically conductive, transparent, thin-film, coated glass products are used in computer applications such as touch screens, contrast enhancement computer screens, computer face plates which shield the operator from terminal emissions and pen-interface electronic devices.

     Optics. A new focus at the Company, this small group is working to commercialize low cost, high quality, advanced diffractive optics in both automotive and non-automotive areas. This unique new optics development dramatically improves lighting and imaging systems.

    Non-Consolidated Joint Ventures

     Donnelly Applied Films Corporation ("DAFC"). DAFC is a major manufacturer of thin-film glass coatings used in the production of liquid crystal displays (LCD's). LCD's are widely used in watches, games, calculators and instrumentation. DAFC is located in Boulder, Colorado. The Company is currently exploring opportunities to exit this business. The Company is a fifty percent shareholder of DAFC.

     Donnelly Yantai Electronics Corporation, Ltd. This fifty percent owned venture produces glass coatings similar to those of DAFC for use in the domestic Chinese LCD market. This operation is located in the Yantai Peninsula of the People's Republic of China. Ownership of the Joint Venture will transfer to DAFC by the end of 1996.

     VLSI Vision Limited ("VVL"). The Company is working in partnership with VVL to produce electronic vision systems for the world automotive industry using an innovative video microchip developed by VVL. The Company and VVL have been collaborating to produce "smart" chips which can perform a variety of functions in a vehicle including control of advanced mirror systems, video displays, lighting control and security devices. In the fourth quarter VVL completed a public offering of its stock, which is now listed on the London Stock Exchange. The Company owns 32% of VVL, which is located in Edinburgh, Scotland.

     KAM Truck Components("KAM"). In the second quarter of 1995, the Company sold 81% of its heavy truck mirror business, now KAM. KAM supplies GLARESTOPPER(R) solid state electrochromic mirrors for large trucks. The mirror permits truck drivers to manually adjust the glare of their mirrors by a range of up to ten times.

     Hohe GmbH & Co. KG ("Hohe"). Effective April 1, 1995, the Company acquired an interest in Hohe GmbH & Co. KG ("Hohe"), a German limited partnership. Hohe, based in Collenberg, Germany, serves many of the main auto producers in Europe in exterior automotive mirrors, interior mirrors, door handles, automotive tooling, and electronic components related to mirror systems. The Company acquired 48 percent of the controlling general partnership interest and 66 percent of the limited partnership interest.

MARKETING STAFF

     In North America, the Company markets its automotive products through a sales force of approximately 22 people, who with approximately 139 members of the Company's engineering staff, work with its customers' design teams early in the design process. Sales of interior and exterior mirror glass are generally to mirror manufacturers while sales of the Company's other automotive products are generally to automakers.

     The Company's wholly owned European subsidiaries employ 9 sales people, including three based in Japan, and also sell through a trading company in Japan.

     The Company markets its non-automotive products through a sales force of 3 sales people and 19 engineers. The Company works with potential customers on the development of new applications for electronic information display products.

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

     The Company continues to market electrochromic day/night automotive mirror systems which will automatically dim when headlights approach from the rear. This system has been the subject of litigation between the Company and Gentex Corporation for over five years. In March 1994, Gentex's final outstanding patent suit against the Company was dismissed in Federal Court in Grand Rapids, Michigan. In its decision dismissing this suit, the Court found that the Company's POLYCHROMIC(TM) electrochromic technology does not infringe the patent asserted by Gentex's patents. Apart from Gentex's appeal of this ruling there are no lawsuits outstanding by Gentex against the Company. However, litigation by the Company against Gentex is scheduled for trial in Feburary, 1996 and two other suits by the Company against Gentex have yet to be scheduled for trial. See Item 3.

     The Company has continued to actively develop newer and more advanced electrochromic technologies for the automotive marketplace. The Company has developed or licensed a number of promising technologies and several are already available for commercial use. Electrochromic mirror systems are electrically dimmable to reduce the glare from the headlights of other cars approaching from the rear.

     The Company's GLAREFREE(TM) electrochromic mirror technology offers several advantages over competing technology. It has already been purchased by Ford, Jaguar, Range Rover, General Motors and others. The Company believes last year's court decision, combined with the Company's new technology advances, has now opened this marketplace to competition.

     Other than its recent acquisition of Hohe, the Company has not otherwise made any public announcements of, or otherwise made public information about, a new product or industry segment which would require the investment of a material amount of the Company's assets or which otherwise would be material.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Generally, the Company has multiple sources of supply for the important materials and components used in its products. Where the Company only uses one source for an important material, it believes alternative sources are available or could be readily developed. Because of the commodity nature of common materials such as glass and plastics, the Company is somewhat vulnerable to price fluctuations in many of its material purchases.

PATENTS, LICENSES, ETC.

     While the Company owns over 150 patents and considers them important, the Company as a whole is not dependent to any material extent upon any single patent or group of patents. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are more important than its patents. Certain technology of the Company is the subject of patent litigation. See Item 3.

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

IMPORTANCE OF LIMITED NUMBER OF CUSTOMERS

     In 1995, approximately 71% of the Company's net sales were to the following major U.S. automobile manufacturers:

      Ford Motor Company            22%
      Chrysler Corporation          18%
      General Motors Corporation    17%
      Honda of America Mfg., Inc.   14%
                                    ---
      Total                         71%

     The loss of any one of these customers would have a material adverse effect on the Company.

BACKLOG OF ORDERS

     As of July 1, 1995, and July 2, 1994, the Company's backlog of orders was approximately $80 million and $73 million respectively. The Company believes that all of its existing backlog will be delivered during the current fiscal year. The Company generally sells to automakers on the basis of long-term purchase contracts or one-year purchase orders, which generally provide for releases for approximately 30 to 90 days of production. Unshipped products under these releases and short-term purchase orders constitute the Company's backlog.

GOVERNMENT CONTRACTS

     The Company does not believe that any portion of its business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the government.

COMPETITION

Automotive Products

     Competition in the markets for the Company's automotive products is based on manufacturing capabilities, design, quality, cost and delivery. The Company believes that its historical emphasis on research and development and on product design, as well as its high quality ratings and close working relationships with its customers, are important competitive factors for the Company. Its international experience and relationships are also significant competitive factors in the increasingly global market. A number of the Company's competitors are divisions or subsidiaries of larger corporations, including vertically integrated glass companies, with greater financial resources than the Company and with well-established relationships with automakers. Changing technology and design, and modularization/systems integration capabilities to improve product function and lower costs will continue to place pressure on the Company to be a cost competitive producer of quality, functional automotive products, or lose market share and growth opportunities to competitors who meet these demands.

     Automotive Vision. The level and nature of competition involving the Company's automotive vision products are varied. The Company manufactures and sells interior and exterior mirror glass to other mirror manufacturers. Also, the Company manufactures and sells complete interior and exterior mirror assemblies and mirror subsystems to the automotive OEM's.

     Interior Rearview Mirrors. Competition in the U.S. market for interior rearview mirror assemblies and rearview mirror glass is limited. The Company knows of three competitors in the U.S. market: one in the market for base interior rearview mirror assemblies, and two in the added-feature mirror market (electrochromic and lighted mirrors). The Company has developed extensive skills and know-how in mirror glass and interior rearview mirror assembly manufacturing. The Company for many years has sold interior mirror glass to Japanese rearview mirror suppliers and now supplies complete interior rearview mirror assemblies to the U.S. facilities of Japanese automakers, a Korean automaker, and joint ventures between Japanese and U.S. automakers.
The Company has several potential worldwide competitors for interior mirror glass sales in Japan and Europe. The Company believes each competitor has as a smaller market share than the Company. Also in Europe, the Company competes with several other manufacturers of complete interior rearview mirror assemblies.

     The Company has one competitor in the U.S. market for automatic interior electrochromic mirrors. The Company and that competitor have been involved in patent litigation with respect to certain aspects of electrochromic technology. The litigation has had an adverse impact on the Company's ability to market interior electrochromic mirrors in the United States and Europe.
See Item 3.

     Exterior Rearview Mirrors. Approximately twelve U.S. companies manufacture exterior mirror assemblies for sale in the U.S. market for similar type assemblies currently made by the Company. The Company entered the exterior mirror assembly market in 1988 and today is a major supplier for these products to Honda Mfg and Ford Motor Co. The Company has many competitors worldwide, in the sale of exterior mirror glass. With the Company's recent acquisition of an interest in Hohe, the Company and Hohe together have become the world's largest producer of automotive mirror systems.

     The Company and one competitor in the U.S. market have been involved in patent litigation with respect to certain aspects of automatic exterior electrochromic mirrors. The litigation has had an adverse impact on the Company's ability to market exterior electrochromic mirrors in the United States and Europe. See Item 3.

     Interior Lighting and Trim. There are many competitors in the market for interior lighting and trim products. The Company believes its close customer relationships, program management, technology and design capabilities and basic materials knowledge are significant competitive factors.

     Modular Windows. The Company has many competitors in the domestic modular window market. Three competitors are major automotive glass manufacturers or are closely associated with automobile or glass manufacturers. The Company believes that the glass manufacturers could further vertically integrate into glass molding and that these companies would be significant competitors due to their size. However, the Company believes that it is still the major technology leader for glass encapsulation and metal bonding of attachments to glass.

Information Products

     The Company believes it is the world's leading producer of coated bent glass for the CRT-based electronic display and interactive systems market. Competition in this segment is based on price, service and quality.

RESEARCH AND DEVELOPMENT

     The Company engages in extensive research and development. It believes its technical capabilities have resulted in the development of new and improved products.

     In 1995, 1994, and 1993, research and development expenditures were $22,733,000, $21,362,000, and $15,889,000, respectively, or 5.9%, 6.3%, and
5.3% of the Company's total net sales for those years. While the Company has an active corporate research and development group, approximately 80% of the Company's total research and development expenditures is product specific and conducted by the Company's product engineers. Corporate research and development work is facilitated by advanced technology labs located in Holland, Michigan, and in Tucson, Arizona, where the Company maintains a close linkage with the faculty and students of the University of Arizona, and in Naas, Ireland.

HUMAN RESOURCES

     The Company believes its human resources are one of its fundamental strengths. The Company currently has approximately 2,935 employees in its Michigan, Arizona, Tennessee, Kentucky, Ireland, France, and Mexico facilities. Its domestic work force is non-union. While the Company considers its relationship with its employees to be favorable, massive organization changes during the past year have put a strain on employee relations. One manufacturing plant has received a petition for a UAW union election. This election is currently blocked because of a question before the National Labor Relations Board regarding the role of Donnelly's unique Equity Structure. It is uncertain at this time when these issues will be resolved.

     The Company's work forces in Ireland and Mexico are unionized, as are the work forces of most companies in both Ireland and Mexico. The Company has no collective bargaining agreements in Ireland or Mexico, where non-economic terms of employment are governed by statute. The Company negotiates wages and benefits approximately annually with its Irish work force. The Company negotiates wages approximately annually and benefits approximately bi-annually with its work force in Mexico.

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

ITEM 1 (d) INFORMATION ABOUT FOREIGN OPERATIONS

     During the last fiscal year, approximately 10% of combined consolidated net sales were derived from the operations of the Company's wholly-owned foreign subsidiaries. Approximately 8% of combined consolidated net sales were derived from export shipments from the Company's United States operations to customers in foreign countries. The Company has licensed major automotive glass companies in Europe and Japan to manufacture modular windows for sale in foreign markets using the Company's technology.

     Export revenues are foreign revenues produced by identifiable assets located in the United States. Foreign revenues are generated by identifiable assets at the Company's subsidiaries located in Ireland, France and Mexico. The Company operates two subsidiaries in Ireland, Donnelly Mirrors Limited and Donnelly Vision Systems Europe Limited, one in France, Donnelly EuroGlas Systems, and one in Mexico, Donnelly de Mexico, S.A.DE C.U. A summary of the Company's operations by geographic area follows:

                              July 1,     July 2,     July 3,
(in thousands)  Year ended     1995        1994        1993
Revenue:
United States                 $317,710    $296,226    $253,631
Foreign                         36,832      18,367      23,065
Export:
Americas                        25,016      21,557      22,153
Asia                               981         310         400
Europe                           2,786         785         895
Other                               15          17         783
                              --------    --------    --------
                              $383,340    $337,262    $300,927
                              --------    --------    --------
                              --------    --------    --------

                              July 1,     July 2,     July 3,
(in thousands)  Year ended     1995        1994        1993
Operating Income (Loss):
United States                 $ 19,857    $ 16,397    $ 16,962
Foreign                         (2,824)     (3,276)       (904)
                              --------    --------    --------
                              $ 17,033    $ 13,121    $ 16,058
                              --------    --------    --------
                              --------    --------    --------
Identifiable Assets:
United States                 $186,743    $165,172    $125,465
Foreign                         37,045      18,629      14,375
                              --------    --------    --------
                              $223,788    $183,801    $139,840
                              --------    --------    --------
                              --------    --------    --------

     Fluctuating exchange rates and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of the Company's foreign operations.

ITEM 2.     PROPERTIES

     The Company and its consolidated subsidiaries own or lease facilities which are located throughout the United States, Ireland, France and Mexico. The location, square footage and use of the most significant facilities at August 31, 1995, were as follows:

LOCATION

Owned Locations       Square Footage   Use
Holland, Michigan (8)     864,000      Manufacturing, Warehouse, and Office
Grand Haven, Michigan 133,000 Manufacturing, Warehouse, and Office Mt. Sterling, Kentucky 37,000 Manufacturing, Warehouse, and Office
Naas, Ireland              84,000      Manufacturing, Warehouse, and Office
Manorhamilton, Ireland     21,600      Manufacturing, Warehouse, and Office
Monterrey, Mexico          40,000      Manufacturing, Warehouse, and Office

Leased Locations
Langres, France            40,000      Manufacturing, Warehouse, and Office
Mt. Pleasant, Tennessee    50,000      Manufacturing, Warehouse, and Office
Newaygo, Michigan         166,000      Manufacturing, Warehouse, and Office
Leased Office and Warehouses (5)
Holland and Detroit, Michigan;
Tucson, Arizona; and Tokyo, Japan

     The Company believes its facilities are modern, well-maintained and adequately insured. Because of its rapid growth in sales the Company is continually evaluating the need for additional office, manufacturing and warehouse space.

     As of July 1, 1995, the Company had capital expenditures purchase commitments outstanding of approximately $13 million.

<PAGE 12>

ITEM 3.     LEGAL PROCEEDINGS

     Patent Litigation. Certain electrochromic mirror technology of the Company has been the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). Following the settlement of prior litigation, Gentex filed another lawsuit against the Company on June 7, 1993. In this suit, Gentex alleged that the Company's solid polymer film electrochromic mirror infringed one of the Gentex patents involved in the prior litigation and that the Company has violated the injunction entered by the court in the previous litigation. Gentex sought unspecified damages and an injunction against further alleged infringement by the Company. On March 21, 1994, the Company's motion for summary judgement of non-infringement was granted and the lawsuit was dismissed. Gentex has filed an appeal of this ruling, which is currently pending.

     The Company's lawsuit against Gentex, filed on July 8, 1993, remains outstanding. In this suit, the Company has alleged that Gentex's lighted electrochromic mirrors infringes three of the Company's patents and that all of Gentex's electrochromic mirrors infringe a fourth patent owned by the Company. The Company is seeking unspecified damages and injunction against further infringement by Gentex. A trial has been scheduled to begin in February 1996. The Company has filed a motion seeking a preliminary injunction against further infringement of one of its patents pending final resolution of the lawsuit; this motion has not yet been decided. Gentex filed several motions for summary judgement, alleging that the patents in question are invalid or not infringed, and that the Company is not entitled to certain damages. The Court granted Gentex's motion for summary judgment that two of the Donnelly patents relating to lighted mirrors are invalid. The Court denied Gentex's remaining motions and granted Donnelly's request to dismiss its claim under the third lighted mirror patent without prejudice. Donnelly believes that its lighted mirror patents are not invalid and has requested permission to file an immediate appeal on this issue.

     On October 13, 1994, the Company filed a second lawsuit against Gentex, alleging that Gentex's inside and outside electrochromic mirrors infringe two additional patents owned by the Company which relate to the protection of electrochromic mirrors from ultraviolet radiation. The Company subsequently amended its complaint to allege that Gentex's inside and outisde electrochromic mirrors infringe a third pantent owned by the Company which also relates to the protection of electrochromic mirrors from ultraviolet radiation. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. The Company has also filed a motion seeking a preliminary injunction against further infringement of two of these patents pending final resolution of the lawsuit. This motion has not yet been decided by the court, and no trial date has been set in the second lawsuit.

     On June 23, 1995, Gentex filed a lawsuit against the Company seeking a declaration that three patents owned by the Company are invalid and not infringed by Gentex. The Company has responded by denying these allegations, and charging that two of the patents in question are infringed by certain of Gentex's electrochromic mirrors. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. No trial date has been set in this lawsuit.

     Other Litigation. The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 1, 1995.


                                    PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

     The Common Shares are traded on the American Stock Exchange under the symbol DON. The following table sets forth for the fiscal periods indicating the high and low sale prices of the Common Shares, as reported by the American Stock Exchange, and dividends declared per share.

Fiscal         1995       1995      Dividends
Quarter        High       Low       Declared
First          $17 1/2    $15 1/8   $  .08
Second          17 5/8     13 1/4      .08
Third           18         15 1/8      .08
Fourth          17 5/8     14 7/8      .08

Fiscal         1994        1994     Dividends
Quarter        High        Low      Declared
First          $21 3/4     $18 3/4  $  .08
Second          20 3/8      18 1/2     .08
Third           20 1/4      14 1/8     .08
Fourth          16 1/2      14 3/8     .08

     As of August 31, 1995, the Company had approximately 1,100 holders of record.

ITEM 6.     SELECTED FINANCIAL DATA

                       1995       1994       1993       1992       1991
Net sales              $383,340   $337,262   $300,927   $271,399   $232,841
Gross profit             82,568     73,632     68,910     60,752     48,812
Restructuring charges
   (gain)                (2,265)     1,184                   910
Operating income         17,033     13,121     16,058     12,892      7,615
Patent Settlement                               3,600
Income before taxes on
   income                16,823     11,008     10,936     10,805      5,746
Income from
 continuing operations   11,009      6,745      7,257      6,893      4,168

                       1995       1994       1993       1992       1991
Income from continuing
   operations
   per common share    $   1.42   $   0.87   $   0.94   $  1.00    $   0.59
Dividends declared per
   common share            0.32       0.32       0.28      0.24        0.22
Total assets            223,788    183,801    139,840   131,229     121,404
Debt including current
   maturities            66,802     53,485     33,765    24,882      41,343
Redeemable preferred
   stock                    531        531        531       531         531
Shareholders' equity
   (total)               82,900     70,826     65,546    61,158      42,930

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

General

     Donnelly's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year.

Comparison of 1995 to 1994

     Donnelly's sales were $383.3 million in 1995, an increase of 14% over the $337.3 million of sales in 1994. North American automotive production increased 5% over the previous year. New business in complete exterior mirrors, door handles, interior systems and modular systems, along with the strong automotive production levels all contributed to the stronger sales level. This growth occurred despite declining prices. Price reductions are expected to continue as products continue to be priced on a global basis.

     Gross profit margin was 21.5% in 1995 compared to 21.8% in 1994. Kaizen (continuous improvement) programs being run throughout the Company, along with higher sales volumes are helping the Company offset price pressures from customers and significant increases in raw material costs. Although global pricing pressures are expected to continue, the Company is focused on reducing costs through improved product design as well as a strong commitment to Kaizen implementation. Business transitions are also being completed which should also positively impact gross profit moving forward.

     Selling, administrative and general expenses were $45.1 million or 11.8% of sales in 1995, an increase from 11.3% in 1994. Patent litigation costs were significantly higher in 1995 as the Company pursued actions to protect its intellectual property. Patent litigation costs are expected to remain high in 1996 with the scheduled trial in October (see Note 9).

     Research and development expenses were $22.7 million or 5.9% of sales in 1995 compared to 6.3% in 1994. The Company is committed to developing new and innovative technologies that improve the function, quality and safety of automotive products and support new business for complete exterior mirrors and modular windows.

     In the second quarter of 1995, the Company entered into a plan to restructure and sell certain nonautomotive businesses resulting in a pretax gain of $4.7 million. The restructuring plan was implemented in an effort to move the Company towards a much closer focus on its automotive business. The gain includes the sale of the appliance business, the liquidation of the Company's investment in OSD Envizion Company and the sale of 81% of the Company's heavy truck mirror business. These non-automotive businesses represented an insignificant portion of the Company's operations. Restructuring costs were also recognized to cover a severance program and other expenses associated with the restructuring plan.

     The Company also restructured certain automotive operations resulting in a charge of $2.4 million in the second quarter, primarily for the write-down of operating assets due to the loss of Saturn's business at D&A Technology, Inc., the Company's joint venture with Asahi Glass Company. As a result, minority interest in net income of subsidiaries was $0.4 million in 1995 compared to $0.8 million in 1994. In the first quarter of fiscal 1996, the Company anticipates dissolving the joint venture and acquiring Asahi's 40% interest in D&A. The operation will be reduced in size and maintained as a division in Tennessee. New modular window and sunroof business with other customers will begin to replace the Saturn programs currently produced at this operation. D&A represented 5% and 8%, respectively, of the Company's combined consolidated net sales and net income in 1995.

     Interest expense increased to $5.0 million in 1995, from $3.5 million in 1994. Heavy capital spending and higher interest rates continued to drive interest expenses higher.

     Royalty income was $3.8 million in 1995 compared to $1.4 million last year. The increase primarily resulted from royalty income associated with the appliance business sold to Gemtron Corporation. This royalty agreement is expected to continue through fiscal 1996. Included in other income is a $0.5 million gain on the sale of a warehouse facility in the fourth quarter of 1995.

     Equity in earnings (losses) of affiliated companies increased to $0.4 million in 1995, from a loss of $0.1 million in 1994. Improved earnings at Donnelly Applied Films Corporation and a slight profit from Hohe GmbH & Co. KG (see Note 12) for the two month period, ending May 31, 1995, more than offset expenses at VLSI Vision Limited associated with its start-up.

     The Company had net income of $11.0 million in 1995, including a $2.0 million gain from the sale of businesses, net of restructuring costs, compared to $7.3 million in 1994. The increase in net income is the result of higher sales volumes, lower R&D costs as a percent of sales, higher royalty income, and improved equity earnings in affiliated companies. Results from foreign operations improved slightly, as improvements in Donnelly's Irish subsidiary exceed the start-up losses in Mexico and France.

     The Company's financial performance in 1995 and 1994 has been impacted by unprecedented capital expenditures and expenses incurred in anticipation of meeting existing new customer orders. Projects requiring these costs include the construction and equipping of several new facilities, equipping modular systems for the new Chrysler minivan Program and transition costs associated with consolidating production equipment from older facilities into a new facility.

Comparison of 1994 to 1993

     Donnelly's sales increased 12.1% to $337.3 million in 1994, from $300.9 million in 1993. North American automotive production increased 9% over the same period. Sales growth occurred despite flat or declining pricing. A primary contributor of the sales growth included new complete exterior mirror business for both Ford and Mazda which began in the last half of 1994. Strong demand for modular windows, especially at Ford and Chrysler continued to boost sales. Interior mirror sales increased throughout the year in North America helping to offset the negative sales impact caused by the European recession. Sales increases of interior systems, information products and appliance products also helped the Company's sales increase outpace automotive production.

     Gross profit margin decreased to 21.8% of sales in 1994, from 22.9% in 1993. This decrease resulted from: the European recession's impact on Donnelly Mirrors, Ltd. (DML) one of Donnelly's Irish subsidiaries; start-up costs associated with new complete exterior mirror production including a second shift paint operation; and business units undergoing significant transition costs.

     Selling, administrative and general expenses were $38.0 million or 11.3% of sales in 1994, a decrease from 12.3% in 1993. Patent litigation costs were significantly lower than last year.

     Research and development expenses for 1994 were 6.3% of sales compared to 5.3% in 1993. The increase was primarily the result of significant development costs being incurred to support new business for Ford and Mazda complete exterior mirror systems in model years 1995 and beyond, along with the new Chrysler minivan modular window business which began in late 1995.

     A restructuring charge of $1.2 million was taken in the fourth quarter of 1994 to cover a severance program and other expenses associated with the restructuring of DML.

     Interest expense increased to $3.5 million in 1994, from $3.2 million in 1993. Lower interest rates helped to offset the impact of higher borrowing levels to support increased capital spending.

     The Company had net income in 1994 of $7.3 million, compared to $7.9 million in 1993. Higher sales resulting from increased North American automotive production and new complete exterior mirror business, lower general and administrative expenses as a percent-of-sales, 1993's patent settlement, tax benefits associated with adopting SFAS 109 and retroactively reinstated research and development tax credits resulting from the new tax act helped to offset a number of unfavorable items, including: 1) a deep and prolonged recession in Europe along with a restructuring charge which impacted DML; 2) increased research and development expenditures to support new complete exterior mirror and modular window programs; 3) increased competition and a downturn in the demand for coated glass used in liquid crystal displays affected DAFC's performance and 4) postretirement health care costs associated with the adoption of SFAS 106.

ACQUISITION

     Effective April 1, 1995, the Company acquired an interest in Hohe GmbH & Co. KG ("Hohe"), a German limited partnership. Hohe, based in Collenberg, Germany, serves many of the main auto producers in Europe in exterior automotive mirrors, interior mirrors, door handles, automotive tooling, and electronic components related to mirror systems. With operations in Germany and Spain, Hohe's sales for the fiscal year ended March 31, 1995, were approximately $220 million.

     The Company acquired 48 percent of the controlling general partnership interest and 66 2/3 percent of the limited partnership interest for $3.6 million. Additionally, $14.3 million has been advanced to Hohe under a subordinated loan agreement. The Company expects to provide future advances to Hohe of approximately $15 million which will be financed through the Company's existing borrowing agreements. Amounts advanced to Hohe under the subordinated loan agreement provide for 10 percent interest per annum with no principal payments due until its maturity on April 1, 1998. Subsequent advances to Hohe will be subordinated to Hohe bank debt and provide for interest at 700 basis points above the Bundesbank discount rate, which was X% at June 30, 1995. In connection with the Company's acquisition of the Hohe interest, refinancing and additional loans of approximately $70 million are being provided to Hohe by several banks. The Company's interest in Hohe is stated at cost, adjusted for its equity in undistributed earnings from acquisition to May 31, 1995, the most recent date financial information is available. On July 1, 1995, the amount of the investment in Hohe included goodwill in the amount of $5 million which is being amortized over 15 years.

     The terms of the transaction allow Donnelly to purchase the remaining ownership interest in Hohe through various options ranging from $3 million to $10 million. The remaining owners have an option to require the Company to buy their interests at any time based upon a formula which results in a price of up to $10 million.

<PAGE 18>

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current ratio was 1.7 at July 1, 1995 and 1.7 at July 2, 1994. Working capital was $40.5 million at July 1, 1995, compared to $36.4 million at July 2, 1994. This increase included higher customer tooling to be billed to support new programs and increased accounts receivable and inventories due to higher sales levels.

     Capital spending levels were $29.2 million in 1995, $35.3 million in 1994 and $17.0 million in 1993. Included in capital spending is $10.5 million financed by an operating sale-leaseback agreement. The Company also expects to provide additional subordinated loans to Hohe of approximately $15 million. In addition, construction of a $9.9 million manufacturing facility in Newaygo, Michigan was financed with government grants. Capital expenditures in 1995 supported a number of major programs throughout the Company. A wide range of expansion activities continued in the modular window and complete exterior mirror areas to support new business programs. A new facility was also constructed in France during 1995 to produce modular windows for the Chrysler minivan in Europe.

     The Company expects its 1996 capital expenditures will be slightly reduced from the levels of 1995 as many of the major expansion programs are completed. The Company expects to finance its future growth through operational cash flow, its current revolving credit agreement and new senior notes of $20.0 million issued with an insurance company in July of 1995. The notes have a four to five month delayed takedown with principal payments commencing in fiscal 2001 until maturity in fiscal 2006.

     The Company enters into interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not considered to be material.

FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) ISSUES

     Effective July 4, 1993, the Company adopted FASB Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", as explained in Note 7 to the combined consolidated financial statements. The impact of adopting this change increased postretirement health care costs by $1.1 million in 1994.

     Effective July 4, 1993, the Company adopted FASB Statement 109, "Accounting for Income Taxes", as explained in Note 8 to the combined consolidated financial statements. This change favorably affected 1994 earnings by $0.5 million, which is reported separately in the combined consolidated statements of income.

     In March 1995, the FASB issued FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets." The Company is required to adopt this statement by its fiscal year ending in 1997. The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

     No other recently issued FASB statements are expected to have a material impact on the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMBINED CONSOLIDATED STATEMENTS OF INCOME

In thousands except share data      July 1,      July 2,      July 3,
            Year ended               1995         1994         1993
Net sales                           $383,340     $337,262     $300,927
Cost of sales                        300,772      263,630      232,017
                                    --------     --------     --------
  Gross profit                        82,568       73,632       68,910
Operating expenses:
Selling                                6,538        6,194        5,634
Administrative and general            38,529       31,771       31,329
Research and development              22,733       21,362       15,889
Restructuring charges (gain)          (2,265)       1,184
                                    --------     --------     --------
Total operating expenses              65,535       60,511       52,852
                                    --------     --------     --------
  Operating income                    17,033       13,121       16,058
                                    --------     --------     --------
Non-operating expenses (income):
Interest expense                       5,010        3,528        3,216
Royalty income                        (3,774)      (1,370)      (1,681)
Patent settlement                                                3,600
Other income, net                     (1,026)         (45)         (13)
                                    --------     --------     --------
Non-operating expenses                   210        2,113        5,122
                                    --------     --------     --------
  Income before taxes on income       16,823       11,008       10,936
Taxes on income                        5,795        3,334        3,571
                                    --------     --------     --------
  Income before minority interest
    and equity earnings               11,028        7,674        7,365
Minority interest in net income
  of subsidiaries                       (371)        (825)        (741)
Equity in earnings (loss) of
  affiliated companies                   352         (104)         633
                                    --------     --------     --------
Income before extraordinary gain
  and cumulative effect of change
  in accounting principle             11,009        6,745        7,257
Tax benefit from utilization of
  loss carryforward                                                595
Cumulative effect of adopting
  SFAS 109                                            513
                                    --------     --------     --------
Net income                          $ 11,009     $  7,258     $  7,852
                                    --------     --------     --------
                                    --------     --------     --------
Per share of common stock:
Income before extraordinary gain
  and cumulative effect of change
  in accounting principle           $   1.42     $   0.87     $   0.94
Tax benefit from utilization of
  loss carryforward                                               0.08
Cumulative effect of adopting
  SFAS 109                                           0.07
                                    --------     --------     --------
Income per share of common stock    $   1.42     $   0.94     $   1.02
                                    --------     --------     --------
                                    --------     --------     --------

The accompanying notes are an integral part of these statements.

COMBINED CONSOLIDATED BALANCE SHEETS

In thousands except share data                   July 1,      July 2,
            Year ended                            1995         1994
ASSETS
Current assets:
Cash and cash equivalents                        $  5,224     $  1,374
Accounts receivable, less allowance of
  $676 and $562                                    50,866       47,303
Inventories                                        22,042       19,976
Customer tooling to be billed                      17,357       13,137
Prepaid expenses                                    2,120        3,027
Deferred income taxes                               2,197          747
                                                 --------     --------
   Total current assets                            99,806       85,564
                                                  --------     --------
Property, plant and equipment:
Land                                                3,329        3,342
Buildings                                          32,556       27,919
Machinery and equipment                            98,149       87,602
Construction in progress                           16,544       24,406
                                                 --------     --------
                                                  150,578      143,269
Less accumulated depreciation                      56,642       51,898
                                                 --------     --------
   Net property, plant and equipment               93,936       91,371
Investments in and advances to affiliates          25,246        5,972
Other assets                                        4,800          894
                                                 --------     --------
   Total assets                                  $223,788     $183,801
                                                 --------     --------
                                                 --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                 $ 42,248     $ 33,880
Current maturities of long-term debt                  428          347
Accruals:
Compensation                                        6,671        7,007
Taxes                                               1,974        3,483
Postretirement plans                                  895          582
Other                                               7,088        3,859
                                                 --------     --------
   Total current liabilities                       59,304       49,158
                                                 --------     --------
Long-term debt, less current maturities            66,374       53,138
Postretirement plans                                7,645        4,778
Deferred income taxes and other                     5,281        4,290
                                                 --------     --------
   Total liabilities                              138,604      111,364
                                                 --------     --------
Minority interest                                   2,284        1,611
Shareholders' equity:
Preferred stock, 7 1/2% cumulative, $10 par:
  shares authorized 250,000, issued 53,112            531          531
Common stocks:
  Class A, $.10 par; shares authorized
    30,000,000, issued 4,183,287 and 4,146,549        418          415
  Class B, $.10 par; shares authorized
    15,000,000, issued 3,582,915 and 3,583,632        358          358
  Donnelly Export Corporation, $.01 par; shares
    authorized 600,000, issued 409,561                  4            4
Additional paid-in capital                         23,522       20,730
Cumulative foreign currency translation
  adjustment                                          154         (640)
Retained earnings                                  57,913       49,428
                                                 --------     --------
Total shareholders' equity                         82,900       70,826
                                                 --------     --------
Total liabilities and shareholders'equity        $223,788     $183,801
                                                 --------     --------
                                                 --------     --------

The accompanying notes are an integral part of these statements.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands except share data      July 1,      July 2,      July 3,
            Year ended               1995         1994         1993
OPERATING ACTIVITIES
Net income                          $ 11,009     $  7,258     $  7,852
Adjustments to reconcile net
  income to net cash from
  operating activities:
Depreciation and amortization         11,184        9,771        8,335
Deferred pension cost and
  postretirement benefits              2,742        3,941          199
Deferred income taxes                 (2,108)      (1,432)        (190)
Minority interest                        371          825          741
Equity in (earnings)loss of
  affiliated companies                  (453)          28         (674)
Extraordinary gain                                                (595)
Cumulative effect of change in
  accounting principle                               (513)
Restructuring charges (gain)(Note 13) (2,265)       1,184
Changes in operating assets
  and liabilities:
Accounts receivable                   (3,736)      (9,228)       3,866
Inventories                           (2,841)      (6,074)         910
Prepaid expense and other
  current assets                      (3,304)      (3,352)      (7,336)
Accounts payable and other
  current liabilities                  6,320       13,629       (4,206)
Capitalized organization and
  loan costs                          (1,721)
Other                                    131          375          606
                                    --------     --------     --------
   Net cash from operating
     activities                       15,329       16,412        9,508
                                    --------     --------     --------
                                    --------     --------     --------
INVESTING ACTIVITIES
Capital expenditures                 (29,154)     (35,329)     (16,995)
Investments in and advances to
  equity affiliates                  (18,824)
Proceeds from sale of
  businesses (Note 13)                14,200
Proceeds from sale-lease back         10,513
Change in unexpended bond proceeds    (1,015)       1,093       (1,206)
Other                                  1,120          847         (576)
                                    --------     --------     --------
Net cash for investing activities    (23,160)     (33,389)     (18,777)
                                    --------     --------     --------
                                    --------     --------     --------
FINANCING ACTIVITIES
Proceeds from long-term debt          15,000       21,362       14,895
Repayments on long-term debt          (1,764)      (2,018)      (5,996)
Resources provided by minority
  interest                               491
Common stock issuance                    478          304          554
Dividends paid                        (2,524)      (2,511)      (2,739)
                                    --------     --------     --------
Net cash from financing activities    11,681       17,137        6,714
                                    --------     --------     --------
                                    --------     --------     --------
Increase (decrease) in cash and
  cash equivalents                     3,850          160       (2,555)
Cash and cash equivalents,
  beginning of year                    1,374        1,214        3,769
                                    --------     --------     --------
Cash and cash equivalents,
  end of year                       $  5,224     $  1,374     $  1,214
                                    --------     --------     --------
                                    --------     --------     --------

The accompanying notes are an integral part of these statements.

COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Cumulative
                      Common Common Common              foreign
In          Preferred Class  Class  Donnelly Additional currency    Retained
thousands,  Stock     A      B      Export   paid-in    translation Earnings
except                              Corp.    Capital    adjustment
Currency
share
Translation
data
Adjustment
Balance,
June 27,
1992        $531      $408   $358   $4       $19,879    $956        $39,022
Net Income                                                            7,852
Foreign
currency
translation
adjustment                                            (1,825)
Cash
dividends
declared:
Preferred
stock-$.75
per share                                                               (40)
Common
stock:
Class A-
$.28
per share                                                            (1,149)
Class B-
$.28
per share                                                            (1,004)
Common stock
issued under
employee
benefit
plans                    5                       549
            ----      ----   ----   ----     -------    ----        -------
Balance,
July 3,
1993         531       413    358    4        20,428    (869)        44,681
Net Income                                                            7,258
Foreign
currency
translation
adjustment                                               229
Cash
dividends
declared:
Preferred
stock-$.75
per share                                                               (40)
Common
stock:
Class A-
$.32
per share                                                            (1,323)
Class B-
$.32
per share                                                            (1,148)
Common stock
issued under
employee
benefit
plans                    2                       302
            ----      ----   ----   ----     -------    ----        -------
Balance,
July 2,
1994         531       415    358      4      20,730    (640)        49,428
Net Income                                                           11,009
Foreign
currency
translation
adjustment                                               794
Cash
dividends
declared:
Preferred
stock-$.75
per share                                                               (40)
Common
stock:
Class A-
$.32
per share                                                            (1,337)
Class B-
$.32
per share                                                            (1,147)
Common stock
issued under
employee
benefit
plans                    3                       475
Change in
investment
in VLSI
Vision
Limited
(Note 14)                                      2,317
            ----      ----   ----   ----     -------    ----        -------
Balance,
July 1,
1995        $531      $418   $358   $4       $23,522    $154        $57,913
            ----      ----   ----   ----     -------    ----        -------
            ----      ----   ----   ----     -------    ----        -------

The accompanying notes are an integral part of these statements.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION AND CONSOLIDATION

     The combined consolidated financial statements include the accounts of Donnelly Corporation, Donnelly Export Corporation and all majority owned subsidiaries (the Company) after all significant intercompany balances, transactions and shareholdings have been eliminated. Investments in 20% to 50% owned companies are accounted for using the equity method of accounting. Cost in excess of net assets of acquired companies is being amortized on a straight-line basis over a 15 year period.

     Voting control of Donnelly Corporation and Donnelly Export Corporation is vested in the same shareholders and the corporations are under common management. Because of these relationships, the accounts of the two corporations are included in the financial statements as if they were a single entity.

FOREIGN CURRENCY TRANSLATION

     Except for the Company's subsidiary in Mexico whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows:(1) balance sheet accounts at year-end rates; (2) income statement accounts at exchange rates weighted by the monthly volume of transactions occurring during the year. Translation gains and losses are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, where the dollar is the functional currency, translation gains or losses are reflected in net income. Other foreign currency transaction gains and losses included in other income are not material.

CASH AND CASH EQUIVALENTS

     Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, except for inventories of the majority owned subsidiaries which are valued using the first-in, first-out
(FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is provided primarily by the straight-line method. Depreciation is computed over the estimated useful lives of the assets as follows:

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

INCOME PER SHARE OF COMMON STOCK

     Income per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits (7,744,042 in 1995, 7,716,923 in 1994 and 7,686,104 in 1993).

FISCAL YEAR

     The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest June 30. Fiscal years 1995, 1994 and 1993 ended on July 1, July 2 and July 3, respectively, and included 52 weeks, 52 weeks and 53 weeks, respectively.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year data to conform to the current year presentation.

2.    INVENTORIES

      Inventories consist of:

      In thousands                      1995        1994
      LIFO cost:
      Finished products and
      work in process.........       $  6,743    $  9,836
      Raw materials...........          6,622       6,781
                                     --------    --------
                                       13,365      16,617
                                     --------    --------
      FIFO cost:
      Finished products and
      work in process.........          3,397       1,915
      Raw materials...........          5,280       1,444
                                     --------    --------
                                        8,677       3,359
                                     --------    --------
                                     $ 22,042    $ 19,976
                                     --------    --------
                                     --------    --------

     If only the first-in, first-out method of inventory valuation had been used, inventories would have been $0.5 million and $0.6 million higher than reported at July 1, 1995 and July 2, 1994, respectively, and would have approximated replacement cost.

3.    DEBT AND OTHER FINANCING ARRANGEMENTS

Debt consists of:

In thousands                             1995         1994
Borrowings under revolving credit
agreements at 7.50% and 4.94%......   $  15,700   $  18,800
Senior Notes, due fiscal 2004,
principal payable in installments
beginning in fiscal 1999, interest
at 6.67%...........................      15,000      15,000
Senior Notes, due fiscal 2005,
principal payable in installments
beginning in fiscal 2000, interest
at 7.22%...........................      15,000
Industrial revenue bonds:
$9,500 at adjustable rates(4.691%
at July 1, 1995), due in fiscal
2008-2010; $5,000 at a fixed rate
of 8.13%, due in fiscal 2012.......      14,500      14,500
Senior Notes, due fiscal 1997,
principal payments payable semi-
annually, interest at 9.01%........       2,182       3,636
Other..............................       4,420       1,549
                                      ---------    ---------
Total..............................      66,802      53,485
Less current maturities............         428         347
                                      ---------    ---------
                                      $  66,374    $  53,138
                                      ---------    ---------
                                      ---------    ---------

     The Company has a $70 million Revolving Credit Agreement which expires July 16, 1997. Interest is at prime unless one of three alternative elections are made by the Company. It is the Company's intent to refinance $2.2 million in Senior Notes with the revolving credit agreement.

     The $9.5 million industrial revenue bonds are secured by letters of credit which must be renewed annually. All industrial revenue bonds are collateralized by the purchased land, building and equipment.

     The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. Retained earnings available for dividends at July 1, 1995, are $23.8 million.

Annual principal maturities consist of:

      In thousands          Year ending   Amount
      1996............................. $    428
      1997.............................      202
      1998.............................   18,054
      1999.............................    3,537
      2000.............................    7,039
      2001 and thereafter..............   37,542
                                        --------
                                        $ 66,802
                                        --------
                                        --------

     In July of 1995, the Company issued a $20 million note at an interest rate of 6.7% with an insurance company. The note has a 4 to 5 month delayed take down with principal payments commencing in fiscal 2001 until maturity in fiscal 2006.

     The Company provides guarantees for up to $5.0 million of Donnelly Applied Films Corporation borrowings and also guarantees $7.3 million in municipal funding for the construction of the Company's Newaygo facility.

     Interest payments of $5.0 million, $3.7 million and $3.3 million were made in 1995, 1994 and 1993, respectively.

4.    FINANCIAL INSTRUMENTS

     The Company has exposure to market risks from fluctuations in interest rates and uses interest rate swap agreements with major financial institutions to reduce those risks. The Company does not hold or issue financial instruments for trading purposes. At July 1, 1995, the Company had interest rate swaps with an aggregate notional amount of $60 million, $40 million of which are offsetting. These are used to convert $20 million of the Company's variable interest rate debt to fixed rates. The Company is currently paying a weighted average fixed rate of 7.99%, calculated on the notional amounts. These swap agreements have varied expirations through 2003. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties and, thus are not a measure of the exposure to the Company through its use of these instruments. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not considered significant.

     The Company's Irish subsidiary enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The Company has foreign exchange contracts outstanding of $13.3 million and $10.3 million at July 1, 1995 and July 2, 1994, respectively. The foreign exchange contracts require the Company to exchange foreign currencies for Irish pounds and generally mature within 12 months.

5.    PREFERRED STOCK AND COMMON STOCK

     Each share of 7 1/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders' meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at July 1, 1995. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. Additionally, there are 1,000,000 authorized shares of series preferred stock, no par value. At July 1, 1995 and July 2, 1994, no series preferred stock was outstanding.

     Each share of Class A Common Stock and Class B Common Stock is entitled to one vote and ten votes, respectively, at all shareholders' meetings. The holders of Class A Common Stock are entitled to elect one-quarter of the members of the Board of Directors. The remaining directors are elected by the holders of Class B Common Stock and any preferred stock entitled to vote.

6.    STOCK PURCHASE AND OPTION PLANS

     The Company's Employees' Stock Purchase Plan permits the purchase in an aggregate amount of up to 437,800 shares of Class A Common Stock. Eligible employees may purchase stock at market value, or 90% of market value if the price is $8 per share or higher, up to a maximum of $5,000 per employee in any calendar year. The Company issued 22,771 shares in 1995 and 19,677 shares in 1994 under this plan.

     The Company's Stock Option Plans permit the granting of either nonqualified or incentive stock options to certain key employees and directors to purchase an aggregate amount of up to 862,500 shares of the Company's Class A Common Stock. The options, which become exercisable twelve months after date of grant, expire ten years after date of grant. Although the plan administrator may establish the nonqualified option price at below market value at date of grant, incentive stock options may be granted only at prices not less than the market value.

     Options have been granted to purchase common stock at prices ranging from $9.20 to $20.125 per share. A summary of option transactions follows:

In thousands         Year ended      1995      1994      1993
Options outstanding,
beginning of year..............       361       283       247
Options granted................        76        79        65
Options exercised..............       (13)       (1)      (29)
Options expired................       (12)
                                    -----     -----     -----
Options outstanding,
end of year....................       412       361       283
                                    -----     -----     -----
                                    -----     -----     -----
Exercisable, end of year.......       343       282       218
                                    -----     -----     -----
                                    -----     -----     -----

     The Company has reserved 408,725 shares for future grants at July 1, 1995.

7.    BENEFIT PLANS

A. Pension Benefits

     The Company sponsors defined benefit pension plans covering substantially all employees. Pension costs for the plans are funded in amounts which equal or exceed regulatory requirements. Benefits under these plans are based primarily on years of service and compensation.

     Assumptions and net periodic pension cost are as follows:

In thousands          Year ended      1995          1994          1993
Discount rate...................      8.25%         8.25%         8.00%
Compensation increase...........      5.00%         5.00%         5.00%
Expected return on plan
assets..........................      9.50%         9.50%        10.00%
Service cost....................    $3,544        $3,178        $2,417
Interest cost...................     4,560         3,912         3,259
Actual return on plan assets....    (6,389)         (854)       (3,863)
Net amortization and
deferral........................     2,563        (2,292)          737
                                    ------        ------        ------
                                    $4,278        $3,944        $2,550
                                    ------        ------        ------
                                    ------        ------        ------

     The increase in the net periodic pension cost in 1994 was primarily due to the change in the discount rate.

     The funded status of the defined benefit pension plans is summarized below. The benefit obligation increase is primarily due to changing the discount rate from 8.25% to 7.75% as of July 1, 1995.

In thousands                                  1995        1994
Accumulated benefit
obligation, including vested
benefits of $38,997 and $31,466.....      $ (40,328)  $ (32,991)
Effect of projected compensation
increases...........................        (23,462)    (19,785)
Projected benefit obligation for
service rendered to date............        (63,790)    (52,776)
Plan assets at fair value, primarily
corporate equity and debt
securities..........................         47,180      39,565
Projected benefit obligation in
excess of plan assets...............        (16,610)    (13,211)
Unrecognized net transition
obligation..........................            492         589
Unrecognized prior service cost.....            120         237
Unrecognized net loss...............         10,165       9,048
                                           --------    --------
Net pension liability...............       $ (5,833)   $ (3,337)
                                           --------    --------
                                           --------    --------

B. Postretirement Health Care Benefits

     The Company provides certain health care and life insurance benefits for eligible active and retired employees. The plan contains cost saving features such as deductibles, coinsurance and a lifetime maximum and is unfunded.

     Prior to July 4, 1993, the cost of providing these benefits was recognized as a charge to income in the period the claims were paid and was $0.2 million in 1993. Effective July 4, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement requires the accrual, during the employee's years of service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. The net transition obligation represents the difference between the accrued postretirement benefit costs prior to the adoption of SFAS No. 106 and the Plan's unfunded accumulated postretirement benefit obligation as of July 4, 1993. The net transition obligation of $7.9 million at July 4, 1993 is being amortized over 22 years.

     The components of the net periodic postretirement benefit cost are as follows:

In thousands                Year ended      1995         1994
Service cost..........................   $   402      $   388
Interest cost.........................       779          661
Amortization of net transition
obligation over 22 years..............       360          360
Unrecognized net loss.................        13
                                         -------      -------
Net periodic postretirement benefit
cost..................................   $ 1,554      $ 1,409
                                         -------      -------
                                         -------      -------

     The postretirement benefit liability recognized in the balance sheet is as follows:

In thousands                                 1995        1994
Retirees..............................    $ (5,973)   $ (5,735)
Fully eligible active participants....         (14)        (32)
Other active participants.............      (4,961)     (4,185)
Accumulated postretirement benefit
obligation............................     (10,948)     (9,952)
Unrecognized transition obligation           7,201       7,561
Unrecognized net loss.................       1,519       1,266
                                          --------    --------
Postretirement health care liability..    $ (2,228)   $ (1,125)
                                          --------    --------
                                          --------    --------

     The actuarial calculation assumed a health care inflation rate of 13% in 1994, declining uniformly to 6% in 2000, and remaining level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the assumed health care inflation rate by 1% would increase the accumulated postretirement benefit obligation by $0.6 million, and the net periodic postretirement benefit cost for the year by $40,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75%.

8.    TAXES ON INCOME

     Effective July 4, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The cumulative effect of this accounting change of $0.5 million is reported separately in the 1994 combined consolidated statement of income. Deferred income taxes under SFAS No. 109 reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and those amounts as measured by income tax laws. The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) are as follows:

In thousands                     1995        1994
Fixed assets.................$ (4,237)   $ (4,382)
Retirement plans.............   1,641       1,129
Postretirement benefits......     780         394
Accrued expenses and other...     365         633
                              --------    --------
Net deferred tax liability...$ (1,451)   $ (2,226)
                              --------    --------
                              --------    --------

In thousands        Year ended         1995        1994        1993
Income before taxes on income
consists of:
Domestic......................      $ 18,692    $ 14,453   $ 12,027
Foreign.......................        (1,869)     (3,445)    (1,091)
                                    --------    --------   --------
                                    $ 16,823    $ 11,008   $ 10,936
                                    --------    --------   --------
                                    --------    --------   --------
Tax expense (benefits) consist of:
Current:
Domestic......................      $  7,920    $  4,782   $  3,763
Foreign.......................           (17)        (16)        (2)
                                    --------    --------   --------
                                       7,903       4,766      3,761
                                    --------    --------   --------
Deferred:
Domestic......................        (1,761)     (1,101)       (96)
Foreign.......................          (347)       (331)       (94)
                                    --------    --------   --------
                                      (2,108)     (1,432)      (190)
                                    --------    --------   --------
                                    $  5,795    $  3,334   $  3,571
                                    --------    --------   --------
                                    --------    --------   --------

     The difference from the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

In thousands          Year ended       1995        1994        1993
Income taxes at federal
statutory rate..................        35%         34%         34%
Impact of:
Available tax credits...........        (2)        (11)
Foreign subsidiary earnings.....         2           7           3
DISC earnings...................        (2)         (3)         (3)
Other...........................         1           3          (1)
                                    --------    --------    --------
Effective tax rate..............        34%         30%         33%
                                    --------    --------    --------
Income taxes paid...............    $ 10,332    $  3,149    $  3,926
                                    --------    --------    --------
                                    --------    --------    --------

     The Company recognized a $0.6 million extraordinary tax benefit in 1993 from utilization of the net operating loss carryforward relating to previous start-up losses of D&A Technology, Inc.

     Deferred income taxes in 1993 were provided for significant timing differences in the recognition of revenue and expenses for tax and financial statement purposes, principally depreciation and pension costs.

     Deferred income taxes are not provided on cumulative undistributed earnings of the foreign subsidiaries and affiliates amounting to $0.7 million and $1.7 million at July 1, 1995 and July 2, 1994, respectively, the majority of which is intended to be permanently reinvested.

9.    COMMITMENTS AND CONTINGENCIES

A. Patent Litigation

     Certain electrochromic mirror technology of the Company has been the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). Following the settlement of prior litigation, Gentex filed another lawsuit against the Company on June 7, 1993. In this suit, Gentex alleged that the Company's solid polymer film electrochromic mirror infringed one of the Gentex patents involved in the prior litigation and that the Company has violated the injunction entered by the court in the previous litigation. Gentex sought unspecified damages and an injunction against further alleged infringement by the Company. On March 21, 1994, the Company's motion for summary judgement of non-infringement was granted and the lawsuit was dismissed. Gentex has filed an appeal of this ruling, which is currently pending.

     The Company's lawsuit against Gentex, filed on July 8, 1993, remains outstanding. In this suit, the Company has alleged that Gentex's lighted electrochromic mirrors infringe three of the Company's patents and that all of Gentex's electrochromic mirrors infringe a fourth patent owned by the Company. The Company is seeking unspecified damages and injunction against further infringement by Gentex. A trial has been scheduled to begin in October 1995. The Company has filed a motion seeking a preliminary injunction against further infringement of one of its patents pending final resolution of the lawsuit. Gentex has filed several motions for summary judgement, alleging that the patents in question are invalid or not infringed, and that the Company is not entitled to certain damages. None of these motions have yet been decided by the court.

     On October 13, 1994, the Company filed a second lawsuit against Gentex, alleging that Gentex's inside and outside electrochromic mirrors infringe two additional patents owned by the Company which relate to the protection of electrochromic mirrors from ultraviolet radiation. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. The Company has also filed a motion seeking a preliminary injunction against further infringement of these two patents pending final resolution of the lawsuit. This motion has not yet been decided by the court, and no trial date has been set in the second lawsuit.

     On June 23, 1995, Gentex filed a lawsuit against the Company seeking a declaration that three patents owned by the Company are invalid and not infringed by Gentex. The Company has not yet responded to these allegations. However, the Company believes that at least two of the patents in question are infringed by certain of Gentex's electrochromic mirrors. No trial date has been set in this lawsuit.

B. Other Litigation

     The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.

C. Other

     As of July 1, 1995, the Company had capital expenditure purchase commitments outstanding of approximately $13 million.

10.    LEASES

     The Company leases various facilities and equipment. Rental expense charged to operations amounted to approximately $2.5 million for 1995, $2.5 million for 1994 and $2.5 million for 1993.

     Future minimum lease payments consist of:

Year ending     In thousands    Amount
1996.......................   $  3,760
1997.......................      1,576
1998.......................        913
1999.......................        929
2000.......................        575
2001 and thereafter........      1,290
                              --------
                              $  9,043
                              --------
                              --------

11.    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     The Company is primarily engaged in the research, design, development, manufacture, marketing and sale of interior and exterior rearview mirrors, interior lighting and interior trim products, and modular windows for world automotive markets. Excluding the contributions of various coatings related joint ventures, the Company's market focus is nearly exclusively automotive.

     Export revenues are foreign revenues produced by identifiable assets located in the United States. Foreign revenues are generated by identifiable assets at the Company's subsidiaries located in Ireland, France and Mexico. A summary of the Company's operations by geographic area follows:

In thousands     Year ended      1995        1994        1993
Revenues:
United States..............   $317,710    $296,226    $253,631
Foreign....................     36,832      18,367      23,065
Export:
Americas...................     25,016      21,557      22,153
Asia.......................        981         310         400
Europe.....................      2,786         785         895
Other......................         15          17         783
                              --------    --------    --------
                              $383,340    $337,262    $300,927
                              --------    --------    --------
                              --------    --------    --------
Operating Income (Loss):
United States..............   $ 19,857    $ 16,397    $ 16,962
Foreign....................     (2,824)     (3,276)       (904)
                              --------    --------    --------
                              $ 17,033    $ 13,121    $ 16,058
                              --------    --------    --------
                              --------    --------    --------
Identifiable Assets:
United States..............   $186,743    $165,172    $125,465
Foreign....................     37,045      18,629      14,375
                              --------    --------    --------
                              $223,788    $183,801    $139,840
                              --------    --------    --------
                              --------    --------    --------

     Sales to major U.S. automobile manufacturers as a percent of the Company's net sales follows:

Year ended                     1995    1994    1993
Ford Motor Company...........  22%     24%     21%
Chrysler Corporation.........  18      18      18
General Motors Corporation...  17      21      23
Honda of America Mfg., Inc...  14      12      12
                               ---     ---     ---
                               71%     75%     74%
                               ---     ---     ---
                               ---     ---     ---

12.    BUSINESS ACQUISITION

     Effective April 1, 1995, the Company acquired an interest in Hohe GmbH & Co. KG ("Hohe"), a German limited partnership. Hohe, based in Collenberg, Germany, serves many of the main auto producers in Europe in exterior mirrors, interior mirrors, door handles, automotive tooling and electronic components related to mirror systems. With operations in Germany and Spain, Hohe's sales for the fiscal year ending March 31, 1995, were approximately $220 million.

     The Company acquired 48 percent of the general partnership interest and 66 2/3 percent of the limited partnership interest for $3.6 million. Additionally, $14.3 million has been advanced to Hohe under a subordinated loan agreement. The Company expects to provide future advances to Hohe for approximately $15 million which will be financed through the Company's existing borrowing agreements. Amounts advanced to Hohe under the subordinated loan agreement provide for 10 percent interest per annum with no principal payments due until its maturity on April 1, 1998. Subsequent advances to Hohe will be subordinated to Hohe bank debt and provide for interest at 700 basis points above the Bundesbank discount rate, which was 4% at June 30, 1995. In connection with the Company's acquisition of the Hohe interest, refinancing and additional loans of approximately $70 million are being provided to Hohe by several banks. The Company's interest in Hohe is stated at cost, adjusted for its equity in undistributed earnings from acquisition to May 31, 1995, the most recent date financial information is available. On July 1, 1995, the amount of the investment in Hohe included goodwill in the amount of $5 million which is being amortized over 15 years.

     The terms of the transaction allow Donnelly to purchase the remaining ownership interest in Hohe through various options ranging from $3 million to $10 million. The remaining owners have an option to require the Company to buy their interests at any time based upon a formula which results in a price range of up to $10 million.

     The unaudited results of operations and financial position of Hohe are summarized below:

Two months ended May 31, 1995
In thousands
Condensed Income Statement Information
      Net sales.......................   $ 43,811
      Costs and expenses..............    (43,401)
                                         --------
      Net income......................   $    410
                                         --------
                                         --------
      Equity in net income............   $    212
                                         --------
                                         --------

At May 31, 1995
In thousands
Condensed Balance Sheet Information
      Current assets...........           $ 59,380
      Non-current assets.......             71,283
      Current liabilities......             50,429
      Non-current liabilities..             81,369
                                          --------
      Net equity ..............           $ (1,135)
                                          --------
                                          --------

13.    RESTRUCTURING OF OPERATIONS

     In the second quarter of 1995, the Company entered into a plan to restructure and sell certain nonautomotive businesses resulting in a pretax gain of $4.7 million. The restructuring plan was implemented in an effort to move the Company towards a much closer focus on its automotive business. The gain includes the sale of the appliance business, the liquidation of the Company's investment in OSD Envizion Company and the sale of 81% of the Company's heavy truck mirror business. The sale of the appliance business includes a royalty agreement which is expected to continue through fiscal
1996. These non-automotive businesses represented an insignificant portion of the Company's operations. Restructuring costs were also recognized to cover a severance program and other expenses associated with the restructuring plan.

     The Company also restructured certain automotive operations resulting in a charge of $2.4 million in the second quarter, primarily for the write-down of operating assets due to the loss of Saturn's business at D&A Technology, Inc., the Company's joint venture with Asahi Glass Company. In the first quarter of fiscal 1996, the Company anticipates dissolving the joint venture and acquiring Asahi's 40% interest in D&A. The operation will be reduced in size and maintained as a division in Tennessee. New modular window and sunroof business will begin to replace the Saturn programs currently produced at this operation. D&A represented 5% and 8%, respectively, of the Company's combined consolidated net sales and net income in 1995.

     In the fourth quarter of 1994, the Company recognized restructuring costs of $1.2 million to cover a severance program and other expenses associated with the restructuring of Donnelly Mirrors Limited.

14.    INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in and advances to affiliate companies accounted for under the equity method amounted to $25.2 million and $6.0 million at July 1, 1995 and July 2, 1944, respectively.

     The acquisition of the Company's interest in Hohe is discussed in Note 12 and the sale of the Company's investment in OSD Envizion Company is discussed in Note 13.

     The Company's equity investments include a 50% owned joint venture in Donnelly Applied Films Corporation which manufactures thin-film glass coatings used in the production of liquid crystal displays and a working partnership with VLSI Vision Limited (VVL) which produces an advanced video microchip.

     During the year ended July 1, 1995, VVL's parent, VISION Group plc., sold common shares in a private placement and through a public offering reducing the Company's ownership interest from 40% to 32%. The Company's equity in the net proceeds is reflected as an increase in additional paid in capital in the accompanying financial statements. The aggregate market value of the Company's investment in VISION, based on the quoted market price for VISION's common shares, which are listed on the London Stock


Exchange, was $17.3 million at July 1, 1995. The Company's investment in the net assets of VISION was $3.5 million at July 1, 1995.

15.    COMMON STOCK PRICE PER SHARE-UNAUDITED


Fiscal        1995        1995        1994        1994
Quarter       High        Low         High        Low
First       $17 1/2     $15 1/8     $21 3/4     $18 3/4
Second       17 5/8      13 1/4      20 3/8      18 1/2
Third        18          15 1/8      20 1/4      14 1/8
Fourth       17 5/8      14 7/8      16 1/2      14 3/8

16.    QUARTERLY FINANCIAL DATA - UNAUDITED

In thousands, except per                                           Total
share data                 First     Second    Third     Fourth    Year
1995
Net sales                  $ 86,741  $ 98,460  $ 96,708  $101,431  $383,340
Gross profit                 18,101    22,312    21,019    21,136    82,568
Operating income                811     7,274     4,828     4,120    17,033
Net Income:
   Income (loss)                (85)    4,699     3,076     3,319    11,009
   Per common share            (.01)      .61       .40       .42      1.42
Dividends declared per
share of common stock           .08       .08       .08       .08       .32

1994
Net sales                  $ 68,255  $ 80,070  $ 90,897  $ 98,040  $337,262
Gross profit                 14,136    16,626    19,822    23,048    73,632
Operating income                832     2,494     4,402     5,393    13,121
Income before cumulative
   effect of change in
   accounting principle:
   Income                      359       675     2,679      3,032     6,745
   Per common share            .05       .09       .35        .39       .87
Net Income:
   Income                      872       675     2,679      3,032     7,258
   Per common share            .11       .09       .35        .39       .94
Dividends declared per
   share of common stock       .08       .08       .08        .08       .32

     The impact of certain transactions on the 1995 quarterly results of operations is discussed in Note 13.

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

     The financial statements have been audited by our independent public accountants, BDO Seidman, LLP, whose unqualified report is presented on the next page. The independent accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the internal control structure and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

     The Audit Committee of the Board of Directors, consisting solely of outside Directors, meets regularly with the independent public accountants and management to review and discuss the major audit findings, the adequacy of the internal control structure and quality of financial reporting. The independent accountants also have free access to the Audit Committee to discuss auditing and financial reporting matters with or without management present.



/s/ J.Dwane Baumgardner
-----------------------------
J. Dwane Baumgardner, Ph.D.
Chairman, Chief Executive Officer and President




/s/ William R. Jellison
-----------------------------
William R. Jellison
Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

DONNELLY CORPORATION
HOLLAND, MICHIGAN

     We have audited the combined consolidated balance sheets of Donnelly Corporation and subsidiaries as of July 1, 1995 and July 2, 1994, and the related combined consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 1, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelly Corporation and subsidiaries as of July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles.

     As discussed in notes 7 and 8 to the combined consolidated financial statements, effective July 4, 1993, the Company changed its methods of accounting for postretirement health care benefits and income taxes, respectively.

/s/ BDO Seidman, LLP
-----------------------------
BDO Seidman, LLP
Grand Rapids, Michigan
August 2, 1995

ITEM 9     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Part III.

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Registrant. Information relating to the directors and director nominees of the registrant contained in the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 20, 1995, and filed pursuant to Regulation 14A, is incorporated by reference.

     Executive Officers of Registrant. The Executive Officers of the Company are as follows:

                              Positions and           Year First Elected
Name                    Age   Offices Held            Executive Officer

J. Dwane Baumgardner    54    Director, Chairman            1978
                              CEO, President
John F. Donnelly, Jr.   42    Senior Vice President         1986
Bob J. Tennison         47    Senior Vice President         1994
James A. Knister        56    Senior Vice President         1972
William R. Jellison     37    Vice President, CFO           1991
                              Treasurer
Maryam Komejan          44    Vice President, Corporate     1993
                              Secretary

     John F. Donnelly, Jr., is a descendant of Bernard P. Donnelly, Sr., the Company's founder, and is the brother of Joan E. Donnelly, a director of the Company. B. Patrick Donnelly, III, Joan E. Donnelly, Thomas E. Leonard, Gerald T. McNeive and Rudolph B. Pruden, all Directors of the Company, are descendants of, or are married to descendants of Bernard P. Donnelly. There are no other family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

     Dr. Baumgardner has been Chief Executive Officer and a director since 1982, Chairman of the Board since 1986 and President since 1994. John F. Donnelly, Jr. was elected Senior Vice President in fiscal 1993. Prior to that time he was Vice President from 1986 through 1993. Mr. Tennison joined Donnelly in August, 1994. Prior to joining Donnelly, Mr. Tennison was a division president at Hennessey Industries, Inc., a division of Danaher Corporation, from October 1991 to 1994; Director of Manufacturing at Sauer-Sundstrand from July 1990 to 1991; and President of Manufacturing Services International, a division of Perry Group, Inc. from 1987 to 1990. Mr. Knister has been a Senior Vice President since 1988. William R. Jellison has been CFO since 1994, Vice President since 1991 and Treasurer since 1988. Maryam Komejan has been Vice President since 1993 and Corporate Secretary since 1989. All terms of office are on an annual basis which will expire on October 20, 1995.

ITEM 11    EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 20, 1995 and the information within those sections is incorporated herein be reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The sections entitled "Voting Securities and Principal Holders Thereof", "Nominees for Election as Directors" and "Securities Ownership of Management" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 20, 1995, and the information within those sections are incorporated by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 20, 1995, and the information within that section is incorporated by reference.


                                PART IV.

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT

1. Financial Statements. The Registrant's financial statements, for the year ended July 1, 1995, together with the Report of Independent Accountants are set forth on pages 19-37 of this report, Item 8. The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report. Separate financial statements of affiliates accounted for by the equity method have been omitted because they would not constitute a significant subsidiary.

2. Financial Statement Schedules. The following are included in Part IV of this report for each of the years ended July 1, 1995, July 2, 1994 and July 3, 1993 as applicable:

                                                                     Page
  Report of Independent Certified Public Accountants on Schedules     42
  Schedule II Valuation and Qualifying Accounts                       43

    All other schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3. Exhibits. Reference is made to the Exhibit Index which is found on the last two pages of the body of this Form 10-K Annual Report preceding the exhibits.

(b)    REPORTS ON FORM 8-K

     The Registrant filed Form 8-K, dated May 29, 1995, which has subsequently been amended, in the fourth quarter of the period covered by this report, relating to the acquisition of an interest in Hohe GmbH & Co. KG ("Hohe"), a German limited partnership. The filing included an English language summary of an Acquisition Agreement and related documents written in German between the Registrant, Donnelly GmbH, Hohe and other parties related to Hohe, dated May 25, 1995, consolidated financial statements of Hohe as of March 31, 1995 and 1994 (audited) and pro forma financial information of the Registrant

(c)    EXHIBITS

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)    FINANCIAL STATEMENT SCHEDULES

     The response to this section of Item 14 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONNELLY CORPORATION



/s/J. Dwane Baumgardner
----------------------------------
Chairman, Chief Executive
Officer, and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacity indicated. The person named below hereby appoints
J. Dwane Baumgardner and William R. Jellison, and each of them severally, as his or her attorney in fact, to sign in his or her name and on his or her behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.



/s/J. Dwane Baumgardner             /s/William R. Jellison
-----------------------------       ------------------------------
Chairman, Chief Executive           Vice President, Chief
Officer, and Director and           Financial Officer and
President                           Treasurer


/s/Arnold F. Brookstone             /s/B. Patrick Donnelly III
-----------------------------       ------------------------------
Director                            Director


/s/Joan E. Donnelly                 /s/R. Eugene Goodson
-----------------------------       ------------------------------
Director                            Director


/s/Thomas E. Leonard                /s/Gerald T. McNeive
-----------------------------       ------------------------------
Director                            Director


/s/Rudolph B. Pruden                /s/Donald R. Uhlmann
-----------------------------       ------------------------------
Director                            Director


/s/Glenn M. Walters
-----------------------------
Director

DATE: September 22, 1995
Donnelly Corporation
Annual Report - Form 10-K

Report of Independent Certified Public Accountants on Financial Statement
Schedule

Donnelly Corporation
Holland, Michigan


     The audits referred to in our report dated August 2, 1995, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO SEIDMAN, LLP
-----------------------------
BDO Seidman, LLP
Grand Rapids, Michigan
August 2, 1995

                          DONNELLY CORPORATION
                               SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS
                             (IN THOUSANDS)

COLUMN A                         COLUMN B    COLUMN C   COLUMN D    COLUMN E


                                 BALANCE AT                         BALANCE
                                 BEGINNING                          AT END
DESCRIPTION                      OF PERIOD   ADDITIONS  DEDUCTIONS  PERIOD
RESERVE FOR UNCOLLECTIBLE
ACCOUNTS AND SALES RETURNS AND
ALLOWANCES:
YEAR ENDED JULY 3, 1993          $658        -- (1)     -- (1)     $562
YEAR ENDED JULY 2, 1994          $562        -- (1)     -- (1)     $676
YEAR ENDED JULY 1, 1995          $676        -- (1)     -- (1)     $575

(1) INFORMATION IN THIS COLUMN IS NOT SIGNIFICANT


                       Annual Report - Form 10-K

Exhibit Index

3.     Articles of Incorporation and Bylaws are incorporated by reference to
Exhibit 3.1 and 3.2 of Registrant's Registration Statement on Form S-1, as amended, dated March 9, 1988, (Registration No. 33-17167) ("S-1 Registration Statement:).

4. A specimen stock certificate of the Class A Common Stock was filed as part of a Registration Statement on Form S-1 (Registration No. 33-17167) as
Exhibit 4.1, and the same is hereby incorporated herein by reference.

10.1   Nationwide Life Insurance Company Debt Agreement

10.2   3rd Amendment to NBD Revolving Credit Loan Agreement

10.3 An English language summary of an Acquisition Agreement and related documents written in German between the Registrant, Donnelly GmbH, Hohe GmbH & Co. KG ("Hohe") and other related parties, dated May 25, 1995, consolidated financial statements of Hohe as of March 31, 1995 and 1994 (audited) and pro forma financial information of the Registrant were filed as part of Form 8-K on June 9, 1995, which has been subsequently amended are are hereby incorporated herein by reference.

10.4 Nationwide Life Insurance Company Debt Agreement was filed as part of Form 10-K for the fiscal year ending July 2, 1994 as Exhibit 10.1 and is hereby incorporated herein by reference.

10.5 The NBD loan agreement was filed as part of Form 10-K for the fiscal year ending July 3, 1993 as Exhibit 10.1 and is hereby incorporated herein by reference.

10.6 The Principal Mutual Debt Agreement was filed as part of Form 10-K for the fiscal year ending July 3, 1993 as Exhibit 10.2 and is hereby incorporated herein by reference.

10.7 A Merger Agreement for the Merger of Donnelly Coated Corporation ("DCC") into Applied Coated Corporation, among Registrant, DCC, Applied Films Lab, Inc. and Cecil Vanalsburg, John Chapin, and Richard Condon, dated February 24, 1992, was filed as part of a Registration Statement on Form S-2 (Registration No. 33-47036) and Exhibit 10.7, and the same is hereby incorporated herein by reference.

10.8 The form of Indemnity Agreement between Registrant and each of its directors was filed as a part of a Registration Statement on Form S-1 (Registration No. 33-17167) as Exhibit 10.8, and the same is hereby incorporated herein by reference.

10.9 The Donnelly Corporation Stock Option Plan was filed as part of a Registration Statement on Form S-1 (Registration No. 33-17167) as Exhibit 10.9, and the same is hereby incorporated herein by reference.

10.10 The Donnelly Corporation 1987 Employees' Stock Purchase Plan, including amendments was filed as part of a Registration Statement on Form S-8 (Registration No. 33-34746) as Exhibit 28.1, and the same is hereby incorporated herein by reference.

10.11 A Joint Venture Agreement among Asahi Glass Company, Ltd., AP Technoglass Corporation and Registrant, dated July 20, 1989, was filed as part of a Registration Statement on Form S-2 (Registration No. 33-47036) as Exhibit 10.13, and the same is hereby incorporated herein by reference.

10.12 The Donnelly Corporation Non Employee Director's Stock Option Plan was filed as part of a Registration Statement on Form S-8 (Registration No. 33-55499) as Exhibit 99, and the same is hereby incorporated herein by reference.

22.     Schedule of Affiliates

24.     Consent of BDO Seidman, LLP, independent public accountants

27.     Financial Data Schedules