Form 10-Q
period 1995-09-30
DONNELLY CORP
filed 1995-11-15
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


                        QUARTERLY REPORT

                 Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

For the quarter ended                     Commission File Number
 September 30, 1995                               1-9716


                     DONNELLY CORPORATION
   (Exact Name of Registrant as Specified in its Charter)

            MICHIGAN                          38-0493110
  (State or other jurisdiction               (IRS Employer
of incorporation or organization)          Identification No.)


         414 East Fortieth Street
             Holland, Michigan                   49423
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number,
including area code:                        (616)786-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  /X/    No  /  /

4,215,467 shares of Class A Common Stock and 3,582,198 shares of
Class B Common Stock were outstanding as of October 31, 1995.

                       DONNELLY CORPORATION

                              INDEX

                                                          Page
                                                        Numbering

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Combined Consolidated Balance
            Sheets---September 30, 1995 and July 1, 1995.....3

            Condensed Combined Consolidated
            Statements of Income---Three months ended
            September 30, 1995 and October 1, 1994...........4

            Condensed Combined Consolidated Statements
            of Cash Flows---Three months ended
            September 30, 1995 and October 1, 1994...........5

            Notes to Condensed Combined Consolidated
            Financial Statements---September 30, 1995.......6-7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....8-9

PART II.	OTHER INFORMATION

Item 1.   Legal Proceedings.................................10

Item 4.   Submission of Matters to a Vote of Security
          Holders...........................................11

Item 6.   Exhibits and Reports on Form 8K...................11

Signatures..................................................12

               PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               DONNELLY CORPORATION AND SUBSIDIARIES

          CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                         September 30,    July 1,
                                                1995       1995
                                             ---------   --------
ASSETS

   Cash and cash equivalents                 $  5,758    $  5,224
   Accounts receivable, less allowances
     of $573 and $575                          55,095      50,866
   Inventories                                 25,047      22,042
   Prepaid expenses and other current assets   27,152      21,674
                                             --------    --------
     Total current assets                     113,052      99,806
   Property, plant, and equipment             152,840     150,578
   Less accumulated depreciation               56,711      56,642
                                             --------    --------
     Net property, plant, and equipment        96,129      93,936
   Investments in and advances to affiliates   37,686      25,246
   Other assets                                 4,539       4,800
                                             --------    --------
     Total assets                            $251,406    $223,788
                                             --------    --------
                                             --------    --------


LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts and notes payable                $ 42,281    $ 42,676
   Other current liabilities                   18,250      16,628
                                             --------    --------
     Total current liabilities                 60,531      59,304
   Long-term debt, less current maturities     97,568      66,374
   Deferred income taxes and other
     liabilities                               13,136      12,926
                                             --------    --------
     Total liabilities                        171,235     138,604
                                             --------    --------
   Minority interest                               61       2,284
   Preferred stock                                531         531
   Common stock                                   784         780
   Other shareholders' equity                  78,795      81,589
                                             --------    --------
     Total shareholders' equity                80,110      82,900
                                             --------    --------
     Total liabilities and shareholders'
       equity                                $251,406    $223,788
                                             --------    --------
                                             --------    --------


The accompanying notes are an integral part of these statements.

             DONNELLY CORPORATION AND SUBSIDIARIES

     CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME
        (in thousands, except share and per share data)

                                           Three Months Ended
                                        September 30,  October 1,
                                            1995          1994
                                           --------    --------
Net Sales                                  $ 90,523    $ 86,741

Cost and expenses:
  Cost of Sales                              76,838      68,640
  Selling, general, and administrative       10,143      11,650
  Research and development                    5,629       5,640
                                           --------    --------
Operating income (loss)                      (2,087)        811

  Interest expense                            1,735       1,150
  Royalty income                             (1,328)       (281)
  Interest income                              (374)        (39)
  Other income                                  (99)        (31)
                                           --------    --------

Income (loss) before taxes on income         (2,021)         12
  Taxes on income (credit)                     (717)          3
                                           --------    --------
Income (loss) before minority interest
  and equity earnings                        (1,304)          9
  Minority interest in net (income)loss
    of subsidiary                               123        (187)
  Equity in earnings (losses) of
    affiliated companies                       (608)         93
                                           --------    --------
  Net loss                                 $ (1,789)   $    (85)
                                           --------    --------
                                           --------    --------

Per common share:
  Net loss                                 $  (0.23)   $  (0.01)

Cash dividends declared                    $   0.10    $   0.08

Average common shares outstanding          7,773,432   7,730,386


The accompanying notes are an integral part of these statements.

             DONNELLY CORPORATION AND SUBSIDIARIES

    CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                           Three Months Ended
                                        September 30,  October 1,
                                            1995          1994
                                           --------    --------
OPERATING ACTIVITIES:
Net loss                                   $ (1,789)   $    (85)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
Depreciation and amortization                 3,683       3,026
Deferred pension and postretirement
  benefits                                      479         381
Deferred income taxes                         1,233        (892)
Minority interest in net income (loss)
  of subsidiary                                (123)        187
Equity in (earnings) losses of affiliated
  companies                                   1,097        (114)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                        (4,229)     (1,212)
  Inventories                                (3,005)     (1,184)
  Prepaid expenses and other current assets  (6,754)     (2,060)
  Accounts payable and other current
    liabilities                               1,491      (6,016)
  Other                                        (337)       (236)
                                           --------    --------
  NET CASH FOR OPERATING ACTIVITIES          (8,254)     (8,205)
                                           --------    --------
INVESTING ACTIVITIES:
Capital expenditures                         (6,064)     (7,447)
Loan to affiliate                           (13,680)          0
Purchase of minority interest                (2,100)          0
Change in unexpended bond proceeds              174          52
Other                                           ---         ---
                                           --------    --------
  NET CASH FOR INVESTING ACTIVITIES         (21,670)     (7,395)
                                           --------    --------

FINANCING ACTIVITIES:
Proceeds from long-term debt                 30,930      19,778
Resources provided by minority interest         ---         333
Common stock issuance                           313          88
Dividends paid                                 (785)       (629)
                                           --------    --------
  NET CASH FROM FINANCING ACTIVITIES         30,458      19,570
                                           --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS           534       3,970
CASH, AT BEGINNING OF PERIOD                  5,224       1,374
                                           --------    --------
CASH, AT END OF PERIOD                      $ 5,758     $ 5,344
                                           --------    --------
                                           --------    --------

The accompanying notes are an integral part of these statements.

                         DONNELLY CORPORATION
 NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                         September 30, 1995

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-A and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 should not be considered indicative of the results that may be expected for the year ended June 29, 1996. The combined consolidated balance sheet at July 1, 1995 has been taken from the audited consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended July 1, 1995.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30th. Accordingly, each quarter ends on the Saturday closest to quarter end. Both the quarters ended
September 30, 1995 and October 1, 1994 included 13 weeks.

NOTE B---INVENTORIES

Inventories consist of:

                                        September 30,   July 1,
(in thousands)                              1995         1995
                                           --------    --------
LIFO cost:
  Finished products and work in process    $ 6,822     $ 6,745
  Raw materials                             10,120       6,622
                                           -------     -------
                                            16,942      13,365

FIFO costs:
  Finished products and work in process      3,800       3,397
  Raw materials                              4,305       5,280
                                           -------     -------
                                             8,105       8,677
                                           -------     -------
                                           $25,047     $22,042
                                           -------     -------
                                           -------     -------

NOTE C---INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.

NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                           Three Months Ended
                                        September 30,  October 1,
(in thousands)                              1995         1994
                                           --------    --------
Cash paid during the period for:
Interest                                   $   819     $   731
Income taxes                               $   101     $ 2,500


ITEM 2.
              DONNELLY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       1ST QUARTER REPORT
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

GENERAL

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year, as well as from quarter to quarter.

RESULTS OF OPERATIONS

Consolidated net sales were $90.5 million in the first quarter of 1996, an increase of more than 4% over the first quarter of 1995. The increase was primarily the result of new modular window business at Chrysler and Ford and stronger sales at the Company's Irish subsidiary. The increase in sales was offset by the loss of the Saturn business at D&A Technology, Inc., the Company's joint venture with Asahi Glass Company. This business represented approximately 5% of the Company's combined consolidated net sales in 1995. On September 22, 1995, the Company completed the purchase of Asahi's 40% interest in D&A. The operation has been reduced in size and is being maintained as a division of the Company in Tennessee.

Gross profit margin for the first quarter of 1996 was 15.1% compared to 20.9% for the first quarter of 1995. The Company's gross profit margin was negatively affected by the simultaneous start-up of three major new business programs which will ultimately result in over $100 million in new business for the Company annually. Two of the start-up programs are for major new window systems and the third is for a sophisticated new automotive painting process which will be used to produce products for several new customers. The Company expects its gross profit margin as a percent of sales to improve significantly compared to the first quarter as the start-up problems with these programs are resolved. Although global pricing pressures are expected to continue, the Company is focused on reducing costs through improved product design as well as a strong commitment to continuous improvement implementation throughout the Company.

Selling, administration and general expenses in the first quarter were at 11.2% of sales, down from 13.4% in the same period last year. These expenses were lower from the previous year due to the restructuring of certain non-automotive business in 1995 and the Company's commitment to leverage these expenses with continued increases in sales.

Research and development expenses for the first quarter were $5.6 million, or 6.2 % of sales, compared to 6.5% of sales last year. The Company continues to be committed to develop new and innovative technologies that improve the function, quality and safety of automotive products and support new business for complete exterior mirrors, electrochromic mirror systems, door handles, interior systems and modular windows.

Interest expense increased $0.5 million in the first quarter of 1996 to $1.7 million. The increase resulted from higher borrowing levels to support the Company's investment in and advances to Hohe, support higher working capital and capital expenditures for the period. The Company advanced an additional $13.7 million to Hohe in the first quarter. The advanced was financed through the Company's existing borrowing agreements. An increase in interest income was realized by the Company as a result of the interest charged on the advances to Hohe.

Royalty income was $1.3 million in the first quarter of 1996 compared to $0.3 million in 1995. The increase primarily resulted from royalty income associated with the appliance business sold to Gemtron Corporation in 1995. The royalties under this agreement are expected to continue through 1996.

Equity earnings (losses) of affliated companies was a loss of $0.6 million in the first quarter of 1996 compared to earnings of $0.1 million last year. The loss is primarily due to continued start-up expenses at VLSI Limited and losses at Hohe for the three month period ending August 31, 1995. Hohe's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of major automotive customers. The Company expects the start-up costs at VLSI Limited to continue through the remainder of the fiscal year.

The Company had a net loss of $1.8 million in the first quarter of 1996. This compares to a net loss of $0.1 million in the same period last year. While the Company benefited from stronger sales than a year earlier and improved earnings from the Company's subsidiary in Mexico, the Company's performance was negatively affected by the simultaneous start-up of three major new business programs, described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.9 and 1.7 at September 30, 1995 and July 1, 1995, respectively. Working capital was $52.5 million at September 30, 1995 compared to $40.5 million at July 1, 1995. This increase included higher customer tooling to be billed to support new programs and increased inventories to support new business programs reaching full production later this year.

Capital expenditures for the first quarter of 1996 and 1995 were $6.1 and $7.4 million, respectively. Capital spending will be slightly lower in 1996 due to the completion of the building additions required in the last two years in Langres, France and Newaygo, Michigan to support new business programs; the transfer of the Outside Mirror Glass product line to Mexico and the consolidation of two older interior mirror facilities into a new facility in Holland, Michigan.

The Company's $70 million bank revolving credit agreement had borrowings against it of $46.8 million at September 30, 1995. In July of 1995, the Company issued a senior note of $20.0 million with an insurance company. The note has a four to five month delayed takedown with principal payments commencing in fiscal 2001 until maturity in fiscal 2006. The Company expects to increase the borrowing availability under the current revolving line of credit by $20.0 million in the second quarter of fiscal 1996. The Company believes that the borrowing availability under the current revolving line of credit, together with funds generated by operations will meet the Company's current business needs.

ITEM 1.   LEGAL PROCEEDINGS

PATENT LITIGATION. Certain electrochromic mirror technology of the Company has been the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). Following the settlement of prior litigation, Gentex filed another lawsuit against the Company on June 7, 1993. In this suit, Gentex alleged that the Company's solid polymer film electrochromic mirror infringed one of the Gentex patents involved in the prior litigation and that the Company has violated the injunction entered by the court in the previous litigation. Gentex sought unspecified damages and an injunction against further alleged infringement by the Company. On March 21, 1994, the Company's motion for summary judgment of non-infringement was granted and the lawsuit was dismissed. Gentex filed an appeal of this ruling. On November 3, 1995, the Court of Appeals for the Federal Circuit affirmed the summary judgement decision and dismissed Gentex's appeal.

The Company's lawsuit against Gentex, filed on July 8, 1993, remains outstanding. In this suit, the Company has alleged that Gentex's lighted electrochromic mirrors infringes three of the Company's patents and that all of Gentex's electrochromic mirrors infringe a fourth patent owned by the Company. The Company is seeking unspecified damages and injunction against further infringement by Gentex. A trial has been scheduled to begin in February, 1996. Gentex filed several motions for summary judgment, alleging that the patents in question are invalid or not infringed, and that the Company is not entitled to certain damages. The Court granted Gentex's motion for summary judgment that two of the Company's patents relating to lighted mirrors are invalid. The Court denied Gentex's remaining notions and granted the Company's request to dismiss its claim under the third lighted mirror patent without prejudice. The Company believes that its lighted mirror patents are not invalid and has requested permission to file an immediate appeal on this issue.

On October 13, 1994, the Company filed a second lawsuit against Gentex, alleging that Gentex's inside and outside electrochromic mirrors infringe two additional patents owned by the Company which relate to the protection of electrochromic mirrors from ultraviolet radiation. The Company subsequently amended its complaint to allege that Gentex's inside and outside electrochromic mirrors infringe a third patent owned by the Company which also relates to the protection of electrochromic mirrors from ultraviolet radiation. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. The Company has also filed a motion seeking a preliminary injunction against further infringement of two of these patents pending final resolution of the lawsuit. This motion has not yet been decided by the court, and no trial date has been set in the second lawsuit.

On June 23, 1995, Gentex filed a lawsuit against the Company seeking a declaration that three patents owned by the Company are invalid and not infringed by Gentex. The Company has responded by denying these allegations, and charging that two of the patents in question are infringed by certain of Gentex's electrochromic mirrors. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. Gentex has filed a motion for summary judgment alleging that two of the Company's patents are invalid; that motion has not yet been decided and no trial date has been set.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Donnelly Corporation's 1995 Annual Meeting of Shareholders
was held on October 20, 1995.
(b)	Proxies were distributed pursuant to Regulation 14A under
the SecuritiesExchange Act of 1934. There was no opposition to the Board's nominees as listed in the proxy statement and shareholders elected the nominees currently serving in this capacity.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS - 27 FINANCIAL DATA SCHEDULE
(b) REPORTS ON FORM 8-K

The Registrant filed Form 8-K, dated May 29, 1995, which has subsequently been amended in the period covered by this report, relating to the acquisition of an interest in Hohe GmbH & Co. KG ("Hohe"), a German limited partnership. The filing included an English language summary of an Acquisition Agreement and related documents written in German between the Registrant, Donnelly GmbH, Hohe and other parties related to Hohe, dated May 25, 1995, consolidated financial statements of Hohe as of March 31, 1995 and 1994 (audited) and pro forma financial information of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   DONNELLY CORPORATION
                                   Registrant



Date:  November 14, 1995           /s/ J. Dwane Baumgardner
                                   ------------------------------
                                   J. Dwane Baumgardner
                                   (Chairman, Chief Executive
                                   Officer, and President)


Date:  November 14, 1995           /s/ William R. Jellison
                                   ------------------------------
                                   William R. Jellison
                                   (Vice President, Corporate
                                   Controller, and Treasurer)