Form 10-Q
period 1995-12-30
DONNELLY CORP
filed 1996-02-14
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-Q


                           QUARTERLY REPORT

   Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarter ended December 30, 1995 Commission File Number 1-9716

                           DONNELLY CORPORATION
         (Exact Name of Registrant as Specified in its Charter)

               Michigan                           38-0493110
(State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)


414 East Fortieth Street, Holland, Michigan                   49423
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (616)786-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No   [ ]

4,215,467 shares of Class A Common Stock and 3,582,198 shares of Class B Common Stock were outstanding as of October 31, 1995.

DONNELLY CORPORATION

INDEX
                                                                       Page
                                                                     Numbering

PART 1.     FINANCIAL INFORMATION

  Item 1.        Financial Statements


Condensed Combined Consolidated Balance Sheets---
  December 30, 1995 and July 1, 1995                                   3

Condensed Combined Consolidated Statements of Income---
  Three and six months ended December 30, 1995 and
  December 31, 1994                                                    4

Condensed Combined Consolidated Statements of Cash Flows---
  Six months ended December  30, 1995 and December 31, 1994            5

Notes to Condensed Combined Consolidated Financial
  Statements---December  30, 1995                                      6-7


  Item 2.    Management's Discussion and Analysis of
             Financial Condition  and Results of Operations            8-10

PART II.    OTHER INFORMATION

  Item 1.        Legal Proceedings                                     11

  Item 6.        Exhibits and Reports on Form 8K                       12

  Signatures                                                           13

PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements and supplementary data


DONNELLY CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                            December 30,           July 1,
In thousands                                   1995                 1995
ASSETS
Current assets:
Cash and cash equivalents                   $    2,637          $    5,224

Accounts receivable, less allowance
  of $570 and $575                              59,552              50,866

Inventories                                     24,244              22,042

Prepaid expenses and other
  current assets                                30,694              21,674

    Total current assets                       117,127              99,806

Property, plant and equipment                  161,521             150,578

Less accumulated depreciation                   62,785              56,642

Net property, plant and equipment               98,736              93,936

Investments in and advances to affiliates       38,312              25,246

Other assets                                     4,804               4,800

    Total assets                              $258,979            $223,788



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

Accounts and notes payable                   $ 42,710             $ 42,676

Other current liabilities                      17,858               16,628

Total current liabilities                      60,568               59,304

Long-term debt, less current maturities       103,301               66,374

Deferred income taxes and other
  liabilities                                  13,889               12,926

Total liabilities                             177,758              138,604

Minority interest                                                    2,284

Preferred stock                                   531                  531

Common stock                                      784                  780

Other shareholders' equity                     79,906               81,589

   Total shareholders' equity                  81,221               82,900

   Total liabilities and shareholders'
     equity                                  $258,979             $223,788


The accompanying notes are an integral part of these statements.


DONNELLY CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                               Three Months Ended         Six Months Ended

                          December 30,  December 31,  December 30,  December 31,
In thousands except
 share data                  1995          1994          1995           1994

Net sales                 $ 106,823      $ 98,460     $ 197,346    $  185,201

Cost and expenses:

  Cost of sales              86,793        76,148       163,631       144,788

  Selling, general and
   administrative             9,880        11,099        20,023        22,749

  Research and development    6,251         6,204        11,880        11,844

  Gain on restructuring
   of business                             (2,265)                     (2,265)

Operating income              3,899         7,274         1,812         8,085

  Interest expense            2,002         1,267         3,737         2,417

  Royalty income             (1,175)         (441)       (2,503)         (722)

  Interest income              (230)                       (604)

  Other income
                                (31)         (105)         (130)         (175)


Income before taxes
 on income                    3,333         6,553         1,312         6,565

  Taxes on income             1,147         2,217           430         2,220

Income before minority
 interest and equity
 earnings                     2,186         4,336           882         4,345

  Minority interest in
   net loss of subsidiary        79           405           202           218

  Equity in earnings
   (losses) of affiliated
   companies                    364           (42)         (244)           51

Net income
                           $  2,629      $  4,699       $   840      $  4,614


Per share of common stock:

  Net income               $   0.34      $   0.61       $  0.11      $   0.59

  Cash dividends
   declared                $   0.10      $   0.08       $  0.20      $   0.16

  Average common
   shares outstanding     7,797,808     7,739,650     7,785,620     7,735,018


The accompanying notes are an integral part of these statements.


DONNELLY CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                December 30,     December 31,
In thousands                                        1995             1994
OPERATING ACTIVITIES

Net income                                     $    840          $  4,614

Adjustments to reconcile net income to
  net cash provided by operating
  activities:

Depreciation and amortization                     6,534             5,220

Deferred pension cost and postretirement
  benefits                                          968               971

Deferred income taxes                               331              (119)

Minority interest                                  (202)             (218)

Equity in (earnings) losses of affiliated
  companies                                         562               (60)

Restructuring gain                                                 (2,265)

Changes in operating assets and liabilities:

Accounts receivable                              (8,686)           (1,018)

Inventories                                      (2,202)              (18)

Prepaid expenses and other current assets        (9,443)            1,631

Accounts payable and other current
  liabilities                                     1,378            (5,220)

Other                                              (681)             (196)

  Net cash from (for) operating activities      (10,601)            3,322

INVESTING ACTIVITIES

Capital expenditures                            (12,503)          (10,802)

Proceeds from sale of businesses                                   14,200

Loan to affiliate                               (13,683)             (500)

Purchase of minority interest                    (2,100)

Change in unexpended bond proceeds                  292                68

Other                                                                (157)

  Net cash from (for) investing activities      (27,994)            2,809


FINANCING ACTIVITIES

Proceeds from long-term debt                     37,213            15,000

Repayments on long term debt                                      (18,517)

Resources provided by minority interest                               491

Common stock issuance                               411               221

Dividends paid                                   (1,616)           (1,258)

  Net cash from (for) financing activities       36,008            (4,063)

Increase (decrease) in cash and cash
  equivalents                                    (2,587)            2,068

Cash and cash equivalents, beginning
  of period                                       5,224             1,374

Cash and cash equivalents, end of period       $  2,637          $  3,442


The accompanying notes are an integral part of these statements.

                          DONNELLY CORPORATION
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                            December 30, 1995

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-A and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 30, 1995, should not be considered indicative of the results that may be expected for the year ended June 29, 1996. The combined consolidated balance sheet at July 1, 1995, has been taken from the audited consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended July 1, 1995.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30. Accordingly, each quarter ends on the Saturday closest to quarter end. Both the quarters ended December 30, 1995, and December 31, 1994, included 13 weeks.


NOTE B---INVENTORIES

Inventories consist of:

(In thousands)                                     December 30,      July 1,
                                                      1995            1995
LIFO cost:
  Finished products and work in process            $ 6,888           $ 6,745

  Raw materials                                      7,839             6,622

                                                    14,727            13,365

FIFO costs:

  Finished products and work in process              2,436             3,397

  Raw materials                                      7,081             5,280

                                                     9,517             8,677

                                                   $24,244           $22,042


NOTE C---INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.


NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                       Six Months Ended
(In thousands)                                  December 30,      December 31,
                                                   1995               1994
Cash paid during the period for:

Interest                                        $   1,427          $  2,244

Income taxes                                    $    183            $  3,150


Item 2.
                  DONNELLY CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           2ND QUARTER REPORT
               FOR THE SIX MONTHS ENDED DECEMBER 30, 1995

GENERAL

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate year to year, as well as from quarter to quarter.

RESULTS OF OPERATIONS

The Company's net sales were $106.8 million in the second quarter of 1996, an increase of almost 8.5% over the same period last year and 18% over the first quarter of 1996. The increase over the second quarter of 1995 is due to new business programs in modular window systems (particularly for the newly redesigned Chrysler minivan), door handles and interior trim and lighting products. Net sales for the six month period were $197.3 million, an increase of 6.5%, or $12.1 million, over the same period last year. Net sales for the Company continued to grow despite a slightly lower carbuild in the second quarter compared to the same period last year, the loss of the Saturn business and significant price pressures from the Company's major automotive customers. The Saturn business at D&A Technology, Inc., the Company's joint venture with Asahi Glass Company, represented approximately 5% of the Company's combined consolidated net sale in 1995. In the first quarter of 1995, the Company completed the purchase of Asahi's 40% interest in D&A.
The operation has been reduced in size and is being maintained as a division of the Company in Tennessee.

Gross profit margin for the second quarter of 1996 was 18.8% compared to 15.1% for the first quarter of 1996. This improvement was primarily due to higher sales volumes, lower launch costs associated with new business programs and
cost containment measures taken on discretionary expenditures.   Despite
these gains, margins continue to be substantially lower than the previous year's second quarter gross profit margin of 22.7% due to excessive costs associated with the start-up of new window and exterior door handle programs
combined with continued global price decreases.   In addition, the Company's
subsidiary in Naas, Ireland is experiencing lower gross profit margins compared to last year due to pricing pressures from competition in Eastern Europe and Asia. The significant effort required to launch new programs, which will ultimately result in over $100 million in new business annually, has hampered the Company's ability to perform the necessary continuous
improvement initiatives to offset price decreases.     The gross profit
margin for the Company for the first six months of 1996 was 17.1% compared to 21.8% for the same period last year. While it is expected that improvements will be made in gross profit margins with increased sales volumes, lower launch costs for new programs and implementation of continuous improvement programs, the Company does expect that 1996 margins will continue to fall below the previous year's level.

Selling, administration and general expenses in the second quarter were 9.2% of sales, down from 11.3% in the same period last year. These expenses were lower due to the capitalization of legal costs associated with litigation to defend certain electrochromic patents of the Company beginning in 1996
(see Item 1).  This is in
addition to the Company's commitment to leverage these expenses with continued increases in automotive sales.

Research and development expenses for the second quarter were $6.3 million, or 5.9% of sales, compared to 6.3% of sales in the same period last year. The Company continues to be committed to develop new and innovative technologies that improve the function, quality and safety of automotive products and support new business for complete exterior mirrors, electrochromic mirror systems, door handles, interior systems and modular window systems.

Interest expense increased $0.3 million in the second quarter of 1996 to $2.0 million. The increase resulted from higher borrowing levels to support the Company's investment in and advances to Hohe, the Company's equity affiliate in Germany, higher working capital and capital expenditures. The Company advanced an additional $13.7 million to Hohe in the first quarter of
1996.   The advance was financed through the Company's existing borrowing agreements. An increase in interest income was realized by the Company as a result of the interest charged on the advances to Hohe.

Royalty income was $1.2 million in the second quarter of 1996 compared to $0.4 million in 1995. The increase resulted from royalty income associated with the appliance business sold to Gemtron Corporation in 1995. The royalties under this agreement will continue through 1996 at which time the royalty agreement will be satisfied.

Equity earnings of affiliated companies were $0.4 million in the second quarter of 1996 compared to an insignificant loss last year. Additional equity earnings from the acquisition of Hohe were offset by losses at Donnelly Applied Films Corporation, the Company's joint venture in Boulder Colorado, and VLSI Limited, the Company's joint venture in Scotland. The Company expects the start-up costs at VLSI Limited to continue through the remainder of the fiscal year.

The Company recognized net income of $2.6 million in the second quarter compared to a first quarter loss of $1.8 million. The improvement in net income was due to higher sales volumes, lower launch costs associated with new business programs, the capitalization of patent litigation costs and higher equity earnings. Net income of $0.8 million for the first six months of 1996 compares to $4.6 million for the same period last year, which included $2.0 million of net income associated with the gain on the restructuring of non-automotive businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.9 and 1.7 at December 30, 1995, and
July 1, 1995, respectively. Working capital was $56.6 million at December 30, 1995, compared to $40.5 million at July 1, 1995. This increase included higher customer tooling and increased inventories to support new business programs reaching full production later this year.

Capital expenditures for the first six months of 1996 were $12.5 million compared to $10.8 million for the same period last year. Capital spending will be slightly lower in 1996 due to the completion of the building additions required the last two years in Langres, France and Newaygo, Michigan to support new business programs; the transfer of the Outside Mirror Glass product line to Mexico and the consolidation of two older interior mirror facilities into a new facility in Holland, Michigan.

In the second quarter the Company amended its revolving credit loan agreement by increasing the amount to $80 million, and extending the maturity date to
November 2002.   The revolving credit agreement had borrowings against it of
$33.2 million at December 30, 1995. In November 1995, the Company issued a senior note of $20.0 million with an insurance company. Principal payments
commence in  fiscal 2001 until maturity in fiscal 2006.   The Company believes
that the borrowing availability under the current revolving line of credit, together with funds generated by operations will meet the Company's current business needs.

OUTLOOK

The Company is committed to improving shareholder value through focused development of core automotive businesses primarily by increasing dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets, improving the efficiency of current operations and the effectiveness by which the Company launches new products.

In line with this strategy, the Company has continued in the last few years to build volume growth in all its existing businesses; introduce new products to the Company including exterior and interior door handles, modular window systems and encapsulated sunroofs, electrochromic mirrors and interior trim and lighting; completed the largest acquisition in the Company's history through the purchase of an equity share of Hohe GmbH & Co. K.G.; expanded and built production equipment and facilities; and undertook a major restructuring program.

These actions continue to result in solid increases in sales revenues for the
Company.    Earnings growth from operations, however, has trailed the increase
that the Company has experienced in sales revenues.   The Company
believes that future results of operations will continue to experience significant pressure due to general economic and industry conditions, introduction of new technologies and programs to the Company, significant global pricing pressures and the ability of the Company to move quickly on the introduction of improved program management and lean manufacturing systems.

It is anticipated that the Company's operating results in the foreseeable future will continue to trail the increases in projected sales revenues due
to these influences.    In addition, it is expected that the third quarter
of 1996 will continue to be significantly impacted by launch costs associated with new window and mirror products being introduced in the Company.

ITEM 1.     LEGAL PROCEEDINGS

Patent Litigation. Certain electrochromic mirror technology of the Company has been the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). Following the settlement of prior litigation, Gentex filed another lawsuit against the Company on June 7, 1993. In this suit, Gentex alleged that the Company's solid polymer film electrochromic mirror infringed one of the Gentex patents involved in the prior litigation and that the Company has violated the injunction entered by the court in the previous litigation. Gentex sought unspecified damages and an injunction against further alleged infringement by the Company. On March 21, 1994, the Company's motion for summary judgment of non-infringement was granted and the lawsuit was dismissed. Gentex filed an appeal of this ruling. On November 3, 1995, the Court of Appeals for the Federal Circuit affirmed the summary judgment decision and dismissed Gentex's appeal. On December 18, 1995, the Court of Appeals for the Federal Circuit denied Gentex's request for a rehearing.

The Company's lawsuit against Gentex, filed on July 8, 1993, remains outstanding. In this suit, the Company has alleged that Gentex's lighted electrochromic mirrors infringe three of the Company's patents and that all of Gentex's electrochromic mirrors infringe a fourth patent owned by the Company. The Company is seeking unspecified damages and injunction against further infringement by Gentex. A trial has been scheduled to begin in April 1996. Gentex filed several motions for summary judgment, alleging that the patents in question are invalid or not infringed, and that the Company is not entitled to certain damages. The Court granted Gentex's motion for summary judgment that two of the Company's patents relating to lighted mirrors are invalid. The Company believes that its lighted mirror patents are not invalid and has filed on appeal on this issue.

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

On June 23, 1995, Gentex filed a lawsuit against the Company seeking a declaration that three patents owned by the Company are invalid and not infringed by Gentex. The Company has responded by denying these allegations, and charging that two of the patents in question are infringed by certain of Gentex's electrochromic mirrors. The Company is seeking unspecified damages and an injunction against further infringement by Gentex. Gentex has filed motions for summary judgment alleging that the patents in-suit are invalid. The Company has filed motions for summary judgment that the Court does not have the authority to decide a portion of the case relating to one patent, and to dismiss Gentex's allegation for failure to present proof relating to a portion of another patent. The Court has not yet decided these motions and no trial date has been set.

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

The Company did not file any reports on Form 8-K during the three months ended December 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                DONNELLY CORPORATION
                                Registrant



Date:  February 14, 1996                  /s/ J. Dwane Baumgardner
                                          J. Dwane Baumgardner
                                          (Chairman, Chief Executive
                                           Officer, and President)



Date:  February 14, 1996                  /s/ William R. Jellison
                                          William R. Jellison
                                          (Vice President, Corporate
                                           Controller, and Treasurer)