Form 10-Q/A
period 1995-12-30
DONNELLY CORP
filed 1996-03-26
CIK 805583

FORM 10-Q/A

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


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

[TYPE]     EX-27
[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from December 30, 1995 Donnelly Corporation financial statements and is qualified in its entirety by reference to such financial statements [/LEGEND]

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JUN-29-1995
[PERIOD-END]                               DEC-30-1995
[CASH]                                           2,637
[SECURITIES]                                         0
[RECEIVABLES]                                   59,552
[ALLOWANCES]                                       570
[INVENTORY]                                     24,244
[CURRENT-ASSETS]                               117,127
[PP&E]                                         161,521
[DEPRECIATION]                                  62,785
[TOTAL-ASSETS]                                 258,979
[CURRENT-LIABILITIES]                           60,568
[BONDS]                                        103,301
[PREFERRED-MANDATORY]                              784
[PREFERRED]                                          0
[COMMON]                                           531
[OTHER-SE]                                      79,906
[TOTAL-LIABILITY-AND-EQUITY]                   258,979
[SALES]                                        106,823
[TOTAL-REVENUES]                               106,823
[CGS]                                           86,793
[TOTAL-COSTS]                                   86,793
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               2,002
[INCOME-PRETAX]                                  3,333
[INCOME-TAX]                                     1,147
[INCOME-CONTINUING]                              2,186
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     2,629
[EPS-PRIMARY]                                     0.34
[EPS-DILUTED]                                     0.34