Form 10-Q
period 1996-03-30
DONNELLY CORP
filed 1996-05-15
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-Q


                             QUARTERLY REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended March 30, 1996 Commission File Number 1-9716


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


Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/      No  /  /

4,243,947 shares of Class A Common Stock and 3,582,198 shares of Class B Common Stock were outstanding as of April 30, 1996.

                             DONNELLY CORPORATION

                                     INDEX
                                                                         Page
                                                                       Numbering

PART 1.     FINANCIAL INFORMATION

      Item 1.     Financial Statements
                      Condensed Combined Consolidated Balance
                      Sheets---March 30, 1996 and July 1, 1995........    3

                      Condensed Combined Consolidated Statements of Income---Three and nine months ended
                      March 30, 1996 and April 1 , 1995...............    4

                      Condensed Combined Consolidated Statements of
                      Cash Flows---Nine months ended March 30, 1996
                      and April 1, 1995...............................    5

                      Notes to Condensed Combined Consolidated
                      Financial Statements---March 30, 1996...........  6-7

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................. 8-11


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings...................................   12

      Item 6.     Exhibits and Reports on Form 8K.....................   12

      Signatures......................................................   13

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                         March 30,       July 1,
In thousands                                               1996            1995
                                                         --------      --------
ASSETS
Current assets:
Cash and cash equivalents                               $   2,472     $   5,224
Accounts receivable, less allowance
  of $570 and $575                                         74,239        50,866
Inventories                                                24,938        22,042
Prepaid expenses and other current assets                  32,007        21,674
                                                         --------      --------
     Total current assets                                 133,656        99,806
Property, plant and equipment                             166,890       150,578
Less accumulated depreciation                              65,455        56,642
                                                         --------      --------
     Net property, plant and equipment                    101,435        93,936
Investments in and advances to affiliates                  37,254        25,246
Other assets                                                5,932         4,800
                                                         --------      --------
     Total assets                                       $ 278,277     $ 223,788
                                                         --------      --------
                                                         --------      --------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts and notes payable                             $  50,573      $  42,676
Other current liabilities                                 25,269         16,628
                                                        --------       --------
     Total current liabilities                            75,842         59,304
Long-term debt, less current maturities                  105,753         66,374
Deferred income taxes and other liabilities               14,360         12,926
                                                        --------       --------
     Total liabilities                                   195,955        138,604
                                                        --------       --------
Minority interest                                                         2,284
Preferred stock                                              531            531
Common stock                                                 785            780
Other shareholders' equity                                81,006         81,589
                                                        --------       --------
     Total shareholders' equity                           82,322         82,900
                                                        --------       --------
     Total liabilities and shareholders' equity        $ 278,277      $ 223,788
                                                        --------       --------
                                                        --------       --------


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended     Nine Months Ended
                                     --------------------   --------------------
                                     March 30,   April 1,   March 30,   April 1,
In thousands except share data         1996        1995       1996        1995
                                     --------   --------    --------   --------
Net sales                            $116,445   $ 96,708    $313,791   $281,909

Costs and expenses:
 Cost of sales                         94,292     75,689     257,923    220,477
 Selling, general and administrative   10,452     10,903      30,475     33,652
 Research and development               7,781      5,288      19,661     17,132
 Gain on restructuring of business                                       (2,265)
                                     --------   --------    --------   --------
Operating income                        3,920      4,828       5,732     12,913

 Interest expense                       2,394      1,106       6,131      3,523
 Royalty income                        (1,763)    (1,150)     (4,266)    (1,872)
 Interest income                         (469)      (109)     (1,073)      (245)
 Other (income) expense, net             (418)       125        (548)        86
                                     --------   --------    --------   --------
Income before taxes on income           4,176      4,856       5,488     11,421
 Taxes on income                        1,419      1,615       1,849      3,835
                                     --------   --------    --------   --------
Income before minority interest and
 equity earnings                        2,757      3,241       3,639      7,586
 Minority interest in net (income)
  loss of subsidiary                      (16)      (227)        186         (9)
 Equity in earnings (losses) of
  affiliated companies                   (238)        62        (482)       113
                                     --------   --------    --------   --------
Net income                          $   2,503  $   3,076   $   3,343  $   7,690
                                     --------   --------    --------   --------
                                     --------   --------    --------   --------

Per share of common stock:
 Net income                         $    0.32  $    0.40   $    0.43  $    0.99
 Cash dividends declared            $    0.10  $    0.08   $    0.30  $    0.24

 Average common shares outstanding  7,812,999  7,746,977   7,794,747  7,739,005


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                       -----------------------
                                                       March 30,      April 1,
In thousands                                             1996           1995
                                                       --------      --------
OPERATING ACTIVITIES
Net income                                            $   3,343     $   7,690

Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                             9,355         8,530
Deferred pension cost and postretirement benefits         1,469         1,408
Deferred income taxes                                       (23)          (57)
Minority interest                                          (202)           10
Equity in (earnings) losses of affiliated companies       1,057          (123)
Restructuring gain                                                     (2,265)

Changes in operating assets and liabilities:
Accounts receivable                                     (23,373)       (3,375)
Inventories                                              (2,896)       (1,885)
Prepaid expenses and other current assets               (10,424)       (2,449)
Accounts payable and other current liabilitie            16,854         4,318
Other                                                       304          (441)
                                                       --------      --------
  Net cash from (for) operating activities               (4,536)       11,311
                                                       --------      --------

INVESTING ACTIVITIES
Capital expenditures                                    (18,811)      (21,685)
Proceeds from sale of businesses                                       14,200
Loan to affiliate                                       (15,368)         (500)
Purchase of minority interest                            (2,100)
Change in unexpended bond proceeds                          392          (865)
Other                                                                    (357)
                                                       --------      --------
  Net cash for investing activities                     (35,887)       (9,207)
                                                       --------      --------

FINANCING ACTIVITIES
Proceeds from long-term debt                             39,463        15,000
Repayments on long term debt                                          (11,734)
Resources provided by minority interest                                   491
Common stock issuance                                       586           367
Dividends paid                                           (2,378)       (1,887)
                                                       --------      --------
  Net cash from financing activities                     37,671         2,237
                                                       --------      --------
Increase (decrease) in cash and cash equivalents         (2,752)        4,341
Cash and cash equivalents, beginning of period            5,224         1,374
                                                       --------      --------
Cash and cash equivalents, end of period              $   2,472     $   5,715
                                                       --------      --------
                                                       --------      --------


The accompanying notes are an integral part of these statements.

                          DONNELLY CORPORATION
      NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

                             March 30, 1996

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 30, 1996, should not be considered indicative of the results that may be expected for the year ended June 29, 1996. The combined consolidated balance sheet at July 1, 1995, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended July 1, 1995.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30. Accordingly, each quarter ends on the Saturday closest to quarter end. Both the quarters ended March 30, 1996, and April 1, 1995, included 13 weeks.

NOTE B---INVENTORIES

Inventories consist of:

                                                March 30,       July 1,
(In thousands)                                    1996           1995
                                                --------      --------
LIFO cost:
  Finished products and work in process         $  6,523      $  6,745
  Raw materials                                    8,248         6,622
                                                --------      --------
                                                  14,771        13,365
FIFO costs:
  Finished products and work in process            2,780         3,397
  Raw materials                                    7,387         5,280
                                                --------      --------
                                                  10,167         8,677
                                                --------      --------
                                                $ 24,938      $ 22,042
                                                --------      --------
                                                --------      --------


NOTE C---INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.

NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                Nine Months Ended
                                             ----------------------
(In thousands)                               March 30,     April 1,
                                               1996          1995
                                             ---------    --------
Cash paid during the period for:
Interest                                     $   2,227    $  1,180
Income taxes                                 $     249    $  6,600


ITEM 2.
                       DONNELLY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  3RD QUARTER REPORT
                      FOR THE NINE MONTHS ENDED MARCH 30, 1996

GENERAL

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate year to year, as well as from quarter to quarter.

RESULTS OF OPERATIONS

The Company's net sales were $116.4 million in the third quarter of 1996, an increase of 20.4% over the third quarter of fiscal 1995. Net sales for the nine-month period were $313.8 million compared to $281.9 million in the same
period last year.   Net sales for the Company continued to grow despite lower
North American carbuild, the loss of Saturn business and significant price
pressures from the Company's major automotive customers.   In addition, sales
of both mirrors and windows systems were reduced due to the General Motors ("GM") strike in the Company's third quarter, as GM represents approximately 12% of the Company's total sales. During the Company's third quarter of 1996, automotive production levels were down over 8% compared to the third quarter of 1995. The Saturn business at D&A Technology, Inc., the Company's joint venture with Asahi Glass Company, represented approximately 5% of the Company's combined consolidated net sales in 1995. In the first quarter of 1996, the Company completed the purchase of Asahi's 40% interest in D&A.
The operation has been reduced in size and is being maintained as a division of the Company in Tennessee. The Company's growth in net sales has remained strong due to higher sales of Modular Window Systems (particularly for the new Chrysler minivans), lighting and trim products, complete exterior mirror products and slightly stronger sales for doorhandles.

Gross profit margin for the third quarter of 1996 was 19.0% compared to 21.8% for the same period last year and 18.8% for the second quarter of 1996. The gross profit margin for the Company remained relatively flat with the second quarter of 1996 despite stronger sales, lower launch costs and cost containment measures taken on discretionary expenditures. The flat margin performance was due to an unexpected technical difficulty on a new business program which resulted in significant additional engineering, production and other costs that negatively impacted net earnings by $1.1 million, during the quarter. The Company's position is that this problem was largely due to factors not directly under the Company's control. It has been resolved in a timely and cooperative way that ensures an uninterrupted source of supply to the customer throughout this period and into the future. Donnelly continues to have discussions with those involved regarding the additional financial burden that was incurred by the Company as a result of these technical difficulties. The Company's subsidiary in Naas, Ireland is experiencing lower gross profit margins compared to last year due to pricing pressures from competition in Eastern Europe and Asia. The gross profit margin for the Company for the first nine months of 1996 was 17.8% compared to 21.8% for the same period last year. While it is expected that improvements will be made in gross profit margins with increased sales volumes, lower launch costs and implementation of continuous improvement programs, the Company does expect that 1996 margins will continue to fall below the previous year's levels.

Selling, administration and general expenses in the third quarter were 9.0% of sales, down from 11.3% in the same period last year. These expenses were lower primarily due to the capitalization of legal costs associated with litigation to defend certain electrochromic patents of the Company beginning in 1996 (see Part II, Item 1). In addition, the Company has committed to leverage these expenses with continued increases in automotive sales.

Research and development expenses for the third quarter were $7.8 million, or 6.7% of sales, compared to 5.5% of sales in the same period last year. The increase in research and development costs are due to technical difficulties on a new business program and costs for the design and development of new window, door handle and interior trim programs. The Company continues to be committed to develop new and innovative technologies that improve the function, quality and safety of automotive products and support new business for complete exterior mirrors, electrochromic mirror systems, door handles, interior systems and modular window systems.

Interest expense increased $0.4 million in the third quarter of 1996 to $2.4 million. The increase over last year resulted from higher borrowing levels to support the Company's investment in and advances to Hohe, the Company's equity affiliate in Germany, higher working capital and capital expenditures. The Company advanced an additional $13.7 million to Hohe in the first quarter of 1996. The advance was financed through the Company's existing borrowing agreements. The increase in interest income realized by the Company is a result of the interest charged on the advances to Hohe.

Royalty income was $1.8 million in the third quarter of 1996 compared to $1.2 million in 1995. This increase and the year to date increase resulted from royalty income associated with the appliance business sold to Gemtron Corporation in 1995. The royalty obligations under this agreement will be satisfied during the fourth quarter of 1996.

Equity in losses of affiliated companies were $0.2 million in the third quarter of 1996 compared to an insignificant gain last year. Equity earnings from Hohe were offset by losses at Applied Films Corporation, the Company's joint venture in Boulder Colorado, and VLSI Limited, the Company's joint venture in Scotland. The Company expects the start-up costs at VLSI Limited to continue into the first half of 1997.

The Company recognized net income of $2.5 million in the third quarter of 1996 compared to $3.1 million for the same period last year and $2.6 million in the
second quarter of 1995.   Higher sales volumes, higher royalty income lower
launch costs associated with new business programs, lower selling and administrative costs as a percent of sales and the capitalization of patent litigation costs positively impacted earnings in the third quarter. These improvements were offset by an unexpected technical difficulty during the third quarter on a new business program, loss of sales due to the GM strike, lower profitability at the Company's Irish subsidiary due to pricing pressures, higher Research and Development costs as a percent of sales and equity in losses of affiliated companies. Net income of $3.3 million for the first nine months of 1996 compares to $7.7 million for the same period last year, which included $2.0 million of net income associated with the gain on the restructuring of non-automotive businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.8 and 1.7 at March 30, 1996, and July 1, 1995, respectively. Working capital was $57.8 million at March 30, 1996, compared to $40.5 million at July 1, 1995. This increase included an increase in accounts receivables to support higher sales and higher customer tooling and increased inventories to support new business programs reaching full production later this year. Also, due to the timing of the quarter end a customer payment was not fully received by the end of the quarter, increasing receivable levels for the period.

Capital expenditures for the first nine months of 1996 were $18.8 million compared to $21.7 million for the same period last year. Capital spending will be slightly lower in 1996 due to the completion of the building additions required the last two years in Langres, France and Newaygo, Michigan to support new business programs; the transfer of the Outside Mirror Glass product line to Mexico and the consolidation of two older interior mirror operations into a new facility in Holland, Michigan.

In the second quarter of 1996 the Company amended its revolving credit loan agreement by increasing the amount to $80 million, and extending the maturity date to November 2002. The revolving credit agreement had borrowings against it of $35.2 million at March 30, 1996. In November 1995, the Company issued a senior note of $20.0 million with an insurance company. Principal payments commence in fiscal 2001 until maturity in fiscal 2006. The Company believes that the borrowing availability under the current revolving line of credit, together with funds generated by operations will meet the Company's current business needs.

OUTLOOK

The Company is committed to improving shareholder value through focused development of core automotive businesses primarily by increasing dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets, improving the efficiency of current operations and the effectiveness by which the Company launches new products.

In line with this strategy, the Company has continued in the last few years to build volume growth in all its existing businesses; introduce products new to the Company including exterior and interior door handles, modular window systems and encapsulated sunroofs, electrochromic mirrors and interior trim and lighting; completed the largest acquisition in the Company's history through the purchase of an equity share of Hohe GmbH & Co. K.G.; expanded and built production equipment and facilities; and undertaken a major restructuring program.

These actions continue to result in solid increases in sales revenues for the Company. Earnings growth from operations, however, has trailed the increase that the Company has experienced in sales revenues. The Company believes that future results of operations will continue to be influenced by the Company's introduction of improved program management and lean manufacturing systems, introduction of new technologies and programs to the Company, significant global pricing pressures and general economic and industry conditions.

SUBSEQUENT EVENT

On April 1, 1996, the Company and Gentex Corporation of Zeeland, Michigan announced that they have reached a settlement agreement to resolve patent litigation between the two companies relating to automotive electrochromic (automatic-dimming) rearview mirrors. The parties have signed a definitive agreement. The specific details of the agreement will remain confidential, the agreement does not include any licenses on either Companies' current core electrochromic technology, but, the agreement does include the following provisions:

- - - Cross licensing of certain patents (for the life of the patents) that each company may practice within its own core electrochromic technology area.
- - - Gentex will pay Donnelly $6.2 million ($6.0 million in settlement fees plus a $200,000 contingent payment if Donnelly prevails in its lighted mirror patent appeal) as full and complete satisfaction of all Donnelly's patent infringement claims. The $6.0 million was paid in the beginning of the 4th quarter. This gain will be recognized net of patent litigation costs previously capitalized.
- - - The two companies agreed not to pursue litigation against each other on certain other patents for a period of four years.

Both companies emphasized the importance of ending the substantial legal costs and loss of management time.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Patent Litigation. Certain electrochromic mirror technology of the Company has been the subject of patent litigation between the Company and Gentex Corporation ("Gentex"). Following the settlement of prior litigation, Gentex filed a lawsuit against the Company on June 7, 1993, alleging that the Company's solid polymer film electrochromic mirror infringed a patent owned by Gentex. On March 21, 1994, the Company's motion for summary judgment of non-infringement was granted and the lawsuit was dismissed. Gentex filed an appeal of this ruling. On November 3, 1995, the Court of Appeals for the Federal Circuit affirmed the summary judgment decision and dismissed
Gentex's appeal. On December 18, 1995, the Court of Appeals for the Federal Circuit denied Gentex's request for a rehearing.

The Company was also a party to three subsequent lawsuits involving ten patents owned by the Company. In one of these suits, the Court granted Gentex's motion for summary judgment that two of the Company's patents relating to lighted mirrors are invalid. The Company believes that its lighted mirror patents are not invalid and has filed on appeal on this issue. The appeal is currently pending.

On April 1, 1996, the Company entered into a settlement agreement with Gentex which resolved all aspects of these three lawsuits except for the pending appeal referred to above. Under the agreement, Gentex paid the Company $6.0 million in settlement fees and will pay an additional $200,000 if the Company prevails in its appeal. In addition, the settlement includes cross-licensing of certain patents which each party may practice within its own core technology area, and an agreement that the parties will not pursue litigation against each other on certain other patents for a period of four years.

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

The Company did not file any reports on Form 8-K during the three months ended March 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                        DONNELLY CORPORATION
                                        Registrant



Date: May 15, 1996                      /s/ J. Dwane Baumgardner
                                        J. Dwane Baumgardner
                                        (Chairman, Chief Executive Officer,
                                        and President)



Date: May 15, 1996                      /s/ William R. Jellison
                                        William R. Jellison
                                        (Vice President, Corporate
                                        Controller, and Treasurer)