Form 10-K
period 1996-06-29
DONNELLY CORP
filed 1996-09-25
CIK 805583

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the Fiscal Year ended June 29, 1996.
                                OR
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _____________

Commission File Number:  1-9716

                       DONNELLY CORPORATION
     (Exact name of registrant as specified in its charter)

         Michigan                              38-0493110
(State of other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

     414 East Fortieth Street,
        Holland, Michigan                        49423
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of voting stock held by non-affiliates of the registrant was $102,811,298 as of August 30, 1996.

Number of shares outstanding of each of the registrant's classes of common stock, as of August 30, 1996.

4,261,178 shares of Class A Common Stock par value, $.10 per share 3,575,959 shares of Class B Common Stock par value, $.10 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of shareholders to be held October 18, 1996, are incorporated by reference into Part III of this report.

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

In line with the strategy, the Company has continued in the last few years to build volume growth in all existing businesses; introduced products new to the Company including exterior and interior door handles, modular window systems and encapsulated sunroofs, electrochromic mirrors and interior trim and lighting; completed the largest acquisition in the Company's history through the purchase of an equity share of Hohe GmbH & Co. K.G.; expanded and built production equipment and facilities; and undertaken a major restructuring program.

During the fourth quarter of 1996, the Company reached a patent and licensing settlement with Gentex Corporation that resolved patent litigation between the two companies relating to automotive electrochromic rearview mirrors. In the agreement, Gentex agreed to pay the Company a settlement of $6 million, which the Company used largely to offset patent litigation costs that had previously been capitalized in 1996. In the settlement the two companies also agreed to cross licensing of certain patents and agreed not to pursue patent litigation against each other on certain other patents for a period of four years. See Item 3.

During 1995, the Company implemented a strategic plan that positioned the Company as one of the world's significant automotive suppliers. As a result, the Company completed the disposition of three non-core businesses: Appliance Products, Heavy Truck Mirrors, and the Company's interest in a joint venture called OSD Envizion, which manufactured electronic lenses for welding helmets. In the fourth quarter of fiscal 1995, the Company completed an acquisition of an interest in Hohe GmbH & Co. KG ("Donnelly Hohe"), a German limited partnership. Based in Collenberg, Germany, Donnelly Hohe serves many of the main auto producers in Europe in exterior automotive mirrors, interior mirrors, door handles, automotive tooling and electronic components related to mirror systems. With the completion of the transaction, the Company and Donnelly Hohe together have become the world's largest producer of automotive mirror systems.

Through the Company's joint venture with Asahi Glass Company, D&A Technology, Inc. ("D&A"), the Company provided substantially all the modular windows for General Motors' Saturn cars through the 1995 model year. Due to the loss of the Saturn Modular Window business, the Company dissolved the joint venture in the first quarter of 1996 and acquired Asahi's 40% interest in D&A. D&A represented 5% and 8% of the Company's combined consolidated net sales and net income in 1995. Due to the major loss of business and the inability to attract significant new business for the plant, the Company made a decision in 1996 to close the Tennessee facility.

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

ITEM 1 (b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company is an international supplier of high quality automotive parts and component systems from manufacturing operations in North America and Europe. The Company supplies automotive customers around the world with interior and exterior mirror systems, window systems and interior lighting and trim systems. The Company also provides products to several non-automotive markets, none of which are reportable segments.

ITEM 1 (c)    NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

Automotive Products

Automotive Vision. The Company manufactures a wide range of interior and exterior rearview mirror products. The Company and its European affiliate, Donnelly Hohe, together are the world's largest producer of automotive mirror systems.

Interior Rearview Mirrors. The Company began producing prismatic day/night mirror glass in 1939 and has been a leading innovator of interior rearview mirrors in the United States since that time. The Company supplies interior rearview mirror assemblies to General Motors Corporation, Ford Motor Company and Chrysler Corporation (the "Big Three" automakers), the North American facilities of foreign owned automakers (the "New Automotive Manufacturers") and North American joint ventures between the Big Three automakers and foreign automakers. Through Donnelly Mirrors, Limited ("DML"), its Irish subsidiary, the Company supplies interior rearview mirror assemblies to French automotive manufacturers. DML also manufactures and sells prismatic interior rearview mirror glass throughout Europe and to other foreign producers of complete interior rearview mirrors.

The interior mirror product line ranges from the day/night flip mirror to rear-vision systems that incorporate a variety of sophisticated electronic features such as complex modular interior mirror assemblies, including mirrors with added features such as lights, electronic compass and other features as specified by the customer. Lighted mirrors direct light down to the laps of the driver and passenger for reading or general lighting

The Company is developing and offering for sale, various electrochromic technologies for use in day/night automotive mirror systems that automatically dim when headlights approach from the rear. Some of these electrochromic technologies had been the subject of litigation. See Item 3. The Company is also developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to control dimmable interior and exterior mirror systems.

Exterior Rearview Mirrors and Exterior Trim. In 1987, the Company began manufacturing complete outside mirror systems. Complete outside mirror systems are more complex than base interior rearview mirror assemblies. The outside rearview mirrors are combined with automatic or manual adjusting mechanisms, wiring harnesses and other hardware into an injection-molded housing that is color painted to match exactly the vehicles' paint color. These complete units are then ready for easy assembly onto the vehicle. In addition, most new vehicles are equipped with two exterior mirrors. Accordingly, the per vehicle sales price of exterior mirror assemblies substantially exceeds that of interior rearview mirror assemblies. The Company supplies exterior rearview mirror assemblies to primarily Honda of America, Ford and Mazda. Through Donnelly Hohe and Donnelly Vision Systems Europe, the Company supplies complete exterior rearview mirrors to all of the main European automotive customers.

A new product area for the Company, arising out of established skills in automotive paint and plastic molding, is the manufacture of exterior trim components. While still a small product line for the Company, the Company is now producing a wide variety of exterior door handles for Ford, Honda and Mazda.

The Company manufactures and supplies flat and convex chrome-coated mirror glass to other manufacturers of exterior mirror assemblies and to the Company's own internal complete mirror operation. This is a small product line that was relocated to Monterrey, Mexico in 1995.

The Company introduced a new mirror system innovation in 1993, trademarked INTELLIGENT VISION(TM). This system combines a unique new electrochromic material with a video microchip that operates as a "smart sensor." This system permits the user to monitor light levels from behind the vehicle and automatically adjusts all three rearview mirrors independently to compensate for glare. This technology had been the subject of patent litigation; See Item 3.

In 1996, the Company introduced its Illuminator(TM) ground illumination mirror, the world's first commercial automotive outside mirror that includes remote-control security lighting, electrochromic dimming and exterior turn indicators all integrated into a single unit.

INTERIOR LIGHTING AND TRIM. The Company manufactures various interior trim products including dome lights, interior door lights, map lights, courtesy lamps, lighted and non-lighted grab handles and trim components such as overhead consoles. The Company' extensive capabilities in optics, injection molding and electronics provide a distinct competitive advantage for the Company' automotive interior lighting and overhead trim products. The Company' lighting systems have been well received by the marketplace largely because of the Company's expertise in developing precision optical lenses. These skills enable the Company to produce interior lighting that is highly focused and directed within the vehicle, and which sharply reduces unwanted spill-over glare. These lights are incorporated into multi-purpose modulars that can include features such as grab handles, coat hooks, sun visors and vents.

The Company believes automakers will increasingly seek the suppliers who can provide complete interior lighting and trim systems. The Company's goal is to be the leading supplier of interior overhead trim that incorporates advanced electronic and lighting systems.
Our customers for those products will integrate them into larger, complete interior systems that will then be assembled into the auto manufacturers' final products. The Company currently supplies these products to the Big Three automakers, Honda and Toyota and has orders from Nummi (a joint venture between Toyota and General Motors) and Mercedes Benz.

In the fourth quarter of 1996, the Company formed Donnelly Eurotrim, a 100% owned affiliate organized under the laws of Ireland, to offer our interior lighting and overhead trim products to the European market.

MODULAR WINDOWS. Modular windows consist of window glass and a plastic molding that encapsulates various components, such as the frame, grommet, trim and hardware. These windows offer improved quality, aerodynamics and performance at a competitive price to conventional window systems. Modular windows can be molded using polyvinyl chloride ("PVC") or a urethane reaction injection molding process ("RIM"). The PVC process is less expensive primarily because the material is less costly and does not require painting. PVC, however, is more difficult to mold, particularly for large windows. The Company believes that its ability to design and mold windows in either process and its expertise in PVC molding are significant competitive factors. Recent additions include hinged windows and "flush surface" windows that involve single sided encapsulation, bonding of hardware directly to glass and the incorporation of color matched body hardware into the window system. The Company's windows are used for rear and liftgate windows, quarter windows, aperture windows, fixed vent windows and windshields on vehicles produced by each of the Big Three automakers and certain of the New Automotive Manufacturers.

Increasing use of modular windows by the Big Three reflects trends in the industry towards outsourcing, modularization and reliance on suppliers for design. Considering the number of modular windows that have been specified and are being designed for future models, the Company expects continued expansion of the market for modular windows sold to the Big Three automakers and New Automotive Manufacturers.

In addition to its manufacturing facility in Holland, Michigan, the Company also has a modular window manufacturing facility in Mt. Sterling, Kentucky, which focuses on customers in that geographic area. Additionally, construction was completed in 1995 on a facility in Langres, France to produce new windows' systems for Chrysler.

In the fourth quarter of 1996, the Company formed a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. to produce framed glass products for the Asian automotive industry. Shanghai Fu Hua Glass Company is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture will begin manufacturing encapsulated and framed glass products by the end of 1997.

The Company has licensed major automotive glass companies in Europe and Japan to manufacture modular windows for sale in foreign markets using the Company's technology.

NON-AUTOMOTIVE BUSINESSES

The Company is heavily committed to its core automotive businesses which will remain the Company's central focus. However, the Company has developed a number of significant non-automotive businesses and relationships over the years. These activities developed from core technologies that had applications outside of the automotive industry.

The Company's non-automotive businesses have been structured to be operated independently from the Company's core automotive businesses.

INFORMATION PRODUCTS. The Company's various, electrically conductive, transparent, thin-film, coated glass products are used in computer applications such as touch screens, contrast enhancement computer screens, computer face plates that shield the operator from terminal emissions and pen-interface electronic devices.

OPTICS. A new focus at the Company, this small group is working to commercialize low cost, high quality, advanced diffractive optics in both automotive and non-automotive areas. The Company believes this new optics development significantly improves lighting and imaging systems.

NON-CONSOLIDATED JOINT VENTURES

HOHE GmbH & CO. KG ("Donnelly Hohe"). In April 1995, the Company acquired an interest in Hohe GmbH & Co. KG, a German limited partnership. Donnelly Hohe, based in Collenberg, Germany, serves many of the main auto producers in Europe in exterior automotive mirrors, interior mirrors, door handles, automotive tooling and electronic components related to mirror systems. The Company acquired 48 % of the controlling general partnership interest and 66 % of the limited partnership interest.

SHANGHAI DONNELLY FU HUA WINDOW SYSTEMS LIMITED
("Shanghai Donnelly Fu Hua").
In the fourth quarter of 1996, the Company formed a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. to produce framed glass products for the Asian automotive industry. Shanghai Fu Hua Glass Company is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture will begin manufacturing encapsulated and framed glass products by the end of 1997.

VISION GROUP PLC ("VISION"). The Company is working with VISION to produce electronic vision systems for the world automotive industry using an innovative video microchip developed by VISION. The Company and VISION have been collaborating to produce "smart" chips that can perform a variety of functions in a vehicle including control of advanced mirror systems, video displays, lighting control and security devices. In the fourth quarter, VISION completed a public offering of its stock, which is listed on the London Stock Exchange. The Company owns 30.4% of VISION, which is located in Edinburgh, Scotland.

KAM TRUCK COMPONENTS ("KAM"). In the second quarter of 1995, the Company sold 81% of its heavy truck mirror business to KAM. KAM supplies GLARESTOPPER(R) solid state electrochromic mirrors for large trucks. The mirror permits truck drivers to manually adjust the glare of their mirrors by a range of up to ten times.

APPLIED FILMS CORPORATION ("AFC"). AFC is a major manufacturer of thin-film glass coatings used in the production of liquid crystal displays (LCD's). LCD's are widely used in watches, games, calculators and instrumentation. AFC is located in Boulder, Colorado. The Company is currently exploring opportunities to exit this business. The Company is a 50% shareholder of AFC.

DONNELLY YANTAI ELECTRONICS CORPORATION, LTD. This 50 % owned venture produces glass coatings similar to those of AFC for use in the Chinese LCD market. This operation is located in the Yantai Peninsula of the People's Republic of China. Ownership of the Joint Venture is expected to eventually transfer to AFC.

MARKETING STAFF

In North America, the Company markets its automotive products through a sales force of approximately 34 people who, with approximately 146 members of the Company's engineering staff, work with its customers' design teams early in the design process. Nearly all sales are made directly to automakers with the exception of some interior and exterior mirror glass components.

The Company's wholly owned European subsidiaries employ 9 sales people, including 2 based in Japan, and also sell through a trading company in Japan.

The Company markets its non-automotive products through a sales force of 3 sales people and 12 engineers. The Company works with potential customers on the development of new applications for electronic information display products.

NEW PRODUCT OR INDUSTRY SEGMENT INFORMATION

The Company has made significant investments in the development of solid-state, thin-film electrochromic technology that has potential for mirror and window applications. Electrochromic coatings allow the user to darken glass to the desired degree through the application of an electrical current to the coating.

The Company is committed to its Variable Light Control (VLC)
Technology. These technologies allow the user to control the flow of light through, or the reflection of light from, glass.

The Company continues to market electrochromic day/night automotive mirror systems that will automatically dim when headlights approach from the rear. This system had been the subject of litigation between the Company and Gentex Corporation for over five years. See
Item 3. The Company has continued to actively develop newer and more advanced electrochromic technologies for the automotive marketplace. The Company has developed or licensed a number of promising technologies and several are already available for commercial use. Electrochromic mirror systems are electrically dimmable to reduce the glare from the headlights of other cars approaching from the rear.

The Company's GLAREFREE(TM) electrochromic mirror technology offers several advantages over competing technology. The technology has been purchased by Ford, Jaguar, Range Rover, General Motors and others. During 1996, the Company won a number of important new business commitments for interior GLAREFREE(TM) electrochromic mirrors. The commitments include orders in North America and Europe, and they represent a major step forward in the Company's positioning as a strong player in a global market for electrochromic mirrors that industry sources expect to mature at approximately $500 million.
With strong technologies to offer and having favorably settled the patent issues that have hampered its ability to compete in recent years, the Company has set ambitious goals for increasing its electrochromic mirror market share in the years ahead.

Another major breakthrough in electrochromics came in April 1996, when the Company announced that it has successfully completed Phase I of an electrochromic window development program supported by an $800,000 grant from the United States Department of Energy (DOE). Electrochromic windows can be electronically darkened to screen out unwanted sunlight during the day and returned to a clear state at night or on cloudy days. The Company believes this technology has commercial potential in vehicles and buildings.

In fulfilling the terms of the grant, the Company delivered to the DOE large area electrochromic windows that exceeded the agency's specifications for performance, cost and reliability.

The completion of Phase I of this program was a major step in establishing the market structure and proving the technology of electrochromic windows. With that step accomplished, the Company is looking forward to the start of Phase II, which the Company anticipates will include a pilot production line and commercialization of the Company's electrochromic window technology.

In 1996, the Company introduced its Illuminator(TM) ground illumination mirror, the world's first commercial automotive outside mirror that includes remote-control security lighting, electrochromic dimming and exterior turn indicators all integrated into a single unit.

In the fourth quarter of 1996, the Company formed a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. to produce framed glass products for the Asian automotive industry. Shanghai Fu Hua Glass Company is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture will begin manufacturing encapsulated and framed glass products by the end of 1997.

Also in the fourth quarter of 1996, the Company formed Donnelly
Eurotrim, a 100% owned affiliate organized under the laws of Ireland, to offer our interior lighting and overhead trim systems for the European market.

Other than the aforementioned items, the Company has not otherwise made any public announcements of, or otherwise made public information about, a new product or industry segment which would require the investment of a material amount of the Company's assets or which otherwise would be material.

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

PATENTS, LICENSES, ETC.

While the Company owns approximately 175 patents and considers them important, the Company as a whole is not dependent to any material extent upon any single patent or group of patents. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are more important than its patents. Certain technology of the Company had been the subject of patent litigation. See Item 3.

The Company has licensed certain of its own patents and technology and has licenses under certain third party patents and technology.

SEASONAL NATURE OF BUSINESS

The Company's net sales and net income are subject to significant quarterly fluctuations. These fluctuations are attributable primarily to the production schedules of the Company's major automotive customers. The Company generally reports lower net sales and net income in the first half of its fiscal year than in the second half because domestic automotive production is generally lower during the first two quarters of the Company's fiscal year.

WORKING CAPITAL PRACTICES

The Company does not believe that it, or industries which it serves in general, have any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

IMPORTANCE OF LIMITED NUMBER OF CUSTOMERS

In 1996, approximately 81% of the Company's net sales were to the following major automobile manufacturers:


       Chrysler Corporation              33%
       Ford Motor Company                22%
       Honda of America Mfg., Inc.       16%
       General Motors Corporation        10%
                                        ----
              Total                      81%
                                        ----
                                        ----

The loss of any one of these customers would have a material adverse effect on the Company.

BACKLOG OF ORDERS

As of June 29, 1996, and July 1, 1995, the Company's backlog of orders was approximately $93 million and $80 million, respectively. The Company believes that all of its existing backlog will be delivered during the current fiscal year. The Company generally sells to automakers on the basis of long-term purchase contracts or one-year purchase orders, which generally provide for releases for approximately 30 to 90 days of production. Unshipped products under these releases and short-term purchase orders constitute the Company's backlog.

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

AUTOMOTIVE VISION. The level and nature of competition involving the Company's automotive vision products are varied. The Company manufactures and sells complete interior and exterior mirror assemblies and mirror subsystems to the automotive OEM's. The Company also manufactures and sells interior and exterior mirror glass to other mirror manufacturers.

INTERIOR REARVIEW MIRRORS. Competition in the U.S. market for interior rearview mirror assemblies and rearview mirror glass is limited. The Company knows of three principal competitors in the U.S. market: one in the market for base interior rearview mirror assemblies, and two in the added-feature mirror market (electrochromic and lighted mirrors). The Company has developed extensive skills and know-how in mirror glass and interior rearview mirror assembly manufacturing. The Company for many years has sold interior mirror glass to Japanese rearview mirror suppliers and now supplies complete interior rearview mirror assemblies to the U.S. facilities of Japanese automakers, a Korean automaker, and joint ventures between Japanese and U.S. automakers. The Company has several potential worldwide competitors for interior mirror glass sales in Japan and Europe. The Company believes each competitor has a smaller market share than the Company. Also in Europe, the Company competes with several other manufacturers of complete interior rearview mirror assemblies.

The Company has one competitor in the U.S. market for automatic interior electrochromic mirrors. The Company and that competitor had been involved in patent litigation with respect to certain aspects of electrochromic technology. The litigation has had an adverse impact on the Company's ability to market interior electrochromic mirrors in the United States and Europe. During the fourth quarter of 1996, the Company reached a patent and licensing settlement with the competitor. See Item 3.

EXTERIOR REARVIEW MIRRORS. Approximately 12 U.S. companies manufacture exterior mirror assemblies for sale in the U.S. market for similar type assemblies currently made by the Company. The Company entered the exterior mirror assembly market in 1988 and today is a major supplier for these products to Honda Mfg. and Ford Motor Co. The Company has many competitors worldwide, in the sale of exterior mirror glass. With the Company's recent acquisition of an interest in Hohe, the Company and Hohe together have become the world's largest producer of automotive mirror systems.

The Company and one competitor in the U.S. market had been involved in patent litigation with respect to certain aspects of automatic exterior electrochromic mirrors. The litigation has had an adverse impact on the Company's ability to market exterior electrochromic mirrors in the United States and Europe. During the fourth quarter of 1996, the Company reached a patent and licensing settlement with the competitor. See Item 3.

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

In 1996, 1995, and 1994, research and development expenditures were
$27,728,000, $22,733,000 and   $21,362,000, respectively, or 6.3%,
5.9% and 6.3% of the Company's total net sales for those years. While the Company has an active corporate research and development group, approximately 80% of the Company's total research and development expenditures are product specific and conducted by the Company's product engineers. Corporate research and development work is facilitated by advanced technology labs located in Holland, Michigan, and in Tucson, Arizona, where the Company maintains a close linkage with the faculty and students of the University of Arizona, and in Naas, Ireland.

HUMAN RESOURCES

The Company believes its human resources are one of its fundamental strengths. The Company currently has approximately 3,100 employees in its Michigan, Arizona, Tennessee, Kentucky, Ireland, France and Mexico facilities. Its domestic work force is non-union. While the Company considers its relationship with its employees to be favorable, organization changes during the past year have put a strain on employee relations. Considerable work has been done to make improvements following these changes and many areas of the Company are improving steadily in the area of employee relations.

The Company's work forces in Ireland, Mexico and France are unionized, as are the work forces of most companies in these countries. The Company has no collective bargaining agreements in Ireland or Mexico, where non-economic terms of employment are governed by statute. The Company negotiates wages and benefits approximately annually with its Irish work force. The Company negotiates wages approximately annually and benefits approximately bi-annually with its work force in Mexico. The Company's French subsidiary is subject to the salary schedule and conditions collectively agreed to on a national and regional basis between employers and employees in the plastics industry.

The Company has operated for over 40 years under a team-based, participative management system. The Company believes that this approach has increased productivity by emphasizing employee opportunity and participation aimed at continuous improvement. The Company believes this emphasis has resulted in enhanced long-term productivity, cost control and product quality and has helped the Company attract and retain capable employees.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements which involve risks and uncertainties. When used in this report, the words "believe," "anticipate," "think," "intend," "goal" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

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

Export revenues are foreign revenues produced by identifiable assets located in the United States. Foreign revenues are generated by identifiable assets at the Company's subsidiaries located in Ireland, France and Mexico. The Company operates three subsidiaries in Ireland, Donnelly Mirrors Limited, Donnelly Vision Systems Europe Limited and Donnelly Eurotrim; one in France, Donnelly EuroGlas Systems; and one in Mexico, Donnelly de Mexico, S.A. de C.V. A summary of the Company's operations by geographic area follows:

                               June 29,    July 1,    July 2,
(in thousands) Year ended        1996       1995       1994
                               --------   --------   --------

Revenue:
United States                  $331,469   $317,710   $296,226
Foreign                          55,998     36,832     18,367

Export:
Americas                         49,655     25,016     21,557
Asia                                532        981        310
Europe                            1,917      2,786        785
Other                                --         15         17
                               --------   --------   --------
                               $439,571   $383,340   $337,262
                               --------   --------   --------
                               --------   --------   --------

                               June 29,    July 1,    July 2,
(in thousands) Year ended        1996       1995       1994
                               --------   --------   --------

Operating Income (Loss):
United States                  $ 15,641   $ 19,857   $ 16,397
Foreign                          (2,150)    (2,824)    (3,276)
                               --------   --------   --------
                               $ 13,491   $ 17,033   $ 13,121
                               --------   --------   --------
                               --------   --------   --------
Identifiable Assets:
United States                  $226,861   $186,743   $165,172
Foreign                          44,631     37,045     18,629
                               --------   --------   --------
                               $271,492   $223,788   $183,801
                               --------   --------   --------
                               --------   --------   --------

Fluctuating exchange rates and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of the Company's foreign operations.

ITEM 2.    PROPERTIES

The Company and its consolidated subsidiaries own or lease facilities which are located throughout the United States, Ireland, France and Mexico. The location, square footage and use of the most significant facilities at August 30, 1996, were as follows:

LOCATION

                        Square
Owned Locations         Footage   Use
- ---------------         -------   ---
Holland, Michigan (8)   870,000   Manufacturing, Warehouse, and Office
Grand Haven, Michigan 133,000 Manufacturing, Warehouse, and Office Mt. Sterling, Kentucky 37,000 Manufacturing, Warehouse, and Office
Naas, Ireland            84,000   Manufacturing, Warehouse, and Office
Manorhamilton, Ireland   21,600   Manufacturing, Warehouse, and Office
Monterrey, Mexico        40,000   Manufacturing, Warehouse, and Office

Leased Locations
- ----------------
Langres, France          40,000   Manufacturing, Warehouse, and Office
Mt. Pleasant, Tennessee  58,000   Manufacturing, Warehouse, and Office
Newaygo, Michigan       177,000   Manufacturing, Warehouse, and Office

Leased Office and Warehouses (6):
Holland and Detroit, Michigan;
Tucson, Arizona (2); Goteborg,
Sweden; and Tokyo, Japan

The Company believes its facilities are modern, well-maintained and adequately insured and are primarily utilized. Because of its rapid growth in sales the Company is continually evaluating the need for additional office, manufacturing and warehouse space.

As of June 29, 1996, the Company had capital expenditures purchase commitments outstanding of approximately $9 million.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 29, 1996.

     ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF REGISTRANT.  The Executive Officers of the
Company are as follows:

                                      Positions and          Year First Elected
Name                           Age    Offices Held           Executive Officer
- -------------------------------------------------------------------------------
J. Dwane Baumgardner, PHD       55    Director,Chairman,            1978
                                      CEO, President
Robert C. Hange                 44    COO                           1996
Donn J. Viola                   51    COO                           1996
John F. Donnelly, Jr.           43    Senior Vice President         1986
James A. Knister                57    Senior Vice President         1972
Maryam Komejan                  45    Senior Vice President,
                                      Corporate Secretary           1993
Niall R. Lynam                  42    Senior Vice President         1992
William R. Jellison             38    Vice President, Corporate
                                      Controller, Treasurer         1991
Russell B. Scaffede             47    Vice President                1995

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

Dr. Baumgardner has been Chief Executive Officer and a director since 1982, Chairman of the Board since 1986 and President since 1994. Robert Hange joined the Company in April 1996 as Chief Operating Officer for the Company's European operations. Prior to joining the Company, Mr. Hange was President of the Plastics Division of Freundenberg-NOK, a major international auto supplier, from 1994 to 1996 and Senior Vice President and General Manager from 1992 to 1996. Donn Viola joined the Company as Chief Operating Officer of the Company's North America operations in August 1996. Prior to joining the Company, he was

Senior Executive Vice President, Chief Operating Officer and member of the Board of Directors for Mack Trucks Incorporated from 1994 to 1996 and was Executive Vice President of Manufacturing, Purchasing and Quality from 1990 to 1994. John F. Donnelly, Jr. was elected Senior Vice President in fiscal 1993. Prior to that time he was Vice President from 1986 through 1993. Mr. Knister has been a Senior Vice
President since 1988. Maryam Komejan has been Senior Vice President since 1995, Vice President since 1993 and Corporate Secretary since
1989.  Niall Lynam was elected Senior Vice President and Chief
Technical Officer in fiscal 1996. Prior to that time he was Vice President from 1992 through 1996. William R. Jellison has been Vice President since 1991, Corporate Controller since 1992 and Treasurer since 1988. Russ Scaffede joined the Company in October 1995 as Vice President of Manufacturing. Prior to joining the Company, Mr. Scaffede worked with RWD Technologies, Inc. from 1993 to 1995 as a consultant with several leading U.S. corporations to develop lean manufacturing systems and was Vice President at Toyota Motor Manufacturing U.S.A. Inc. (Powertrain) from 1988 to 1993.

All terms of office are on an annual basis which will expire on October 18, 1996.

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

    ----------------------------------------------------
    Fiscal                    1996             Dividends
    Quarter            High          Low       Declared
    ----------------------------------------------------
    First            $16 3/4       $14 1/2      $  .10
    Second            15 5/8        13 3/4         .10
    Third             14 7/8        13             .10
    Fourth            16 1/8        13 3/4         .10


    ----------------------------------------------------
    Fiscal                    1995             Dividends
    Quarter            High          Low       Declared
    ----------------------------------------------------
    First            $17 1/2       $15 1/8      $  .08
    Second            17 5/8        13 1/4         .08
    Third             18            15 1/8         .08
    Fourth            17 5/8        14 7/8         .08


As of August 30, 1996, the Company had approximately 1,100 holders of record.

ITEM 6.    SELECTED FINANCIAL DATA

                          1996       1995       1994       1993       1992
                        ----------------------------------------------------
Net sales               $439,571   $383,340   $337,262   $300,927   $271,399

Gross profit            $ 81,741   $ 82,568   $ 73,632   $ 68,910   $ 60,752
Restructuring charges
(gain)                  $  2,399   $ (2,265)  $  1,184              $    910
Operating income        $ 13,491   $ 17,033   $ 13,121   $ 12,458   $ 12,892
Income before taxes
on income               $ 12,349   $ 16,823   $ 11,008   $ 10,936   $ 10,805
Income from
continuing operations   $  8,454   $ 11,009   $  6,745   $  7,257   $  6,893


                          1996       1995       1994       1993       1992
                        ----------------------------------------------------
Income from
continuing operations
per common share        $   1.08   $   1.42   $   0.87   $   0.94   $   0.98
Dividends declared per
common share            $   0.40   $   0.32   $   0.32   $   0.28   $   0.24

Total assets            $271,492   $223,788   $183,801   $139,840   $131,229
Debt including current
maturities              $101,916   $ 66,802   $ 53,485   $ 33,765   $ 24,882
Preferred stock         $    531   $    531   $    531   $    531   $    531
Shareholders' equity
(total)                 $ 88,852   $ 82,900   $ 70,826   $ 65,546   $ 61,158


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

GENERAL

Donnelly Corporation's (Company) net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year. The comparability of the Company's results on a period to period basis may also be affected by the Company's implementation of new joint ventures, alliances and acquisitions.

COMPARISON OF 1996 TO 1995

The Company's net sales increased 14.7% to $439.6 million in 1996, from $383.3 million in 1995. Net sales for the Company continued to grow despite a 3% decrease in North American car and light truck production, the loss of Saturn modular window business (which represented approximately 5% of the Company's combined consolidated net sales in 1995) and significant price pressures from the Company's major automotive customers. Price reductions in the automotive industry are expected to continue in the foreseeable future. Sales remained relatively strong throughout the year, but were exceptionally strong during the fourth quarter with an increase of 24% over the fourth quarter of 1995. The Company's growth in net sales has remained strong due to higher sales of modular window systems (particularly for the new Chrysler NS minivans), lighting and trim products, complete exterior mirror products and door handles.

Gross profit margin decreased to 18.6% of sales in 1996, from 21.5% in 1995. The gross profit margin for the Company in the first half of the year was adversely impacted by the start-up of various modular window programs, particularly for the Chrysler NS minivan, and the implementation of a new paint line in the Company's Newaygo facility. Gross profit margin performance was also significantly impacted by technical difficulties on a new business program that resulted in significant additional engineering, production and other costs that negatively impacted net earnings by $1.2 million, most of which occurred in the third quarter. Although this problem was largely due to factors not directly under the Company's control, the issue has been resolved in a timely and cooperative way that ensures an uninterrupted source of supply to the customer. Finally, the Company's subsidiary in Naas, Ireland is experiencing lower gross profit margins compared to last year due to pricing pressures from competition in Eastern Europe and Asia. Gross profit margin for the Company improved to 20.6% in the fourth quarter, compared to 19.0% in the third quarter of 1996, primarily due to stronger sales, significantly lower start-up costs and cost containment measures taken on discretionary expenditures.

Selling, administrative and general expenses were $38.1 million, or 8.7% of sales in 1996, down from 11.8% in 1995. These expenses were lower primarily due to patent settlement and license fees paid to the Company in the beginning of the fourth quarter. The patent settlement of $6 million was recognized net of legal costs previously capitalized for a gain to the Company of $2.3 million.
In addition, these costs were significantly reduced as a result of the restructuring plan implemented in 1995 and continued commitment to leverage these costs through continuous improvement efforts.

On April 1, 1996, the Company and Gentex Corporation reached a settlement agreement to resolve patent litigation between the two companies relating to automotive electrochromic (automatic-dimming) rearview mirrors. The parties have signed a definitive agreement, the specific details of which will remain confidential. The agreement does not include any licenses on either companies' current core electrochromic technology, but does include the following provisions:

- -   Cross licensing of certain patents (for the life of the patents)
    that each company may practice within its own core electrochromic technology area.

- -   Gentex is to pay Donnelly $6.2 million ($6.0 million in patent settlement and license fees plus a $0.2 million contingent payment if Donnelly prevails in its lighted mirror patent appeal) as full and complete satisfaction of all Donnelly's patent infringement claims. The $6.0 million in patent settlement and license fees was paid in the beginning of the fourth quarter.

- -   The two companies agreed not to pursue litigation against each other on certain other patents for a period of four years.

Research and development expenses for 1996 were $27.7 million, or 6.3% of sales, compared to 5.9% of sales in the prior year. The increase in research and development costs is due to the technical difficulties on a new business program and costs for the design and development of new window, mirror, door handle and interior trim programs. The Company continues to be committed to developing new and innovative technologies that improve the function, quality and safety of automotive products and supporting new business for complete interior and exterior mirrors, electrochromic mirror systems, door handles, interior systems and modular window systems.

Interest expense increased to $8.1 million in 1996, from $5.0 million in 1995. The increase over last year resulted from higher borrowing levels to support the Company's investment in and advances to Donnelly Hohe GmbH & Co. KG (Donnelly Hohe), the Company's equity affiliate in Germany, capital expenditures and higher working capital. The Company has advanced $28 million to Donnelly Hohe under a subordinated loan agreement, $14.3 million in 1995 and $13.7 million in 1996. Amounts advanced to Donnelly Hohe under the subordinated loan agreement provide for 10% interest per annum with no principal payments due until its maturity on April 1, 1998. The advances were financed through the Company's existing borrowing agreements. The increase in interest income realized by the Company is a result of the interest charged on the advances to Donnelly Hohe, which is presented net of amounts eliminated from equity earnings in accordance with generally accepted accounting principles.

In the fourth quarter of 1996, the Company recorded a restructuring charge of $2.4 million related to the write-down of certain assets and the closure of the Company's manufacturing facility in Mt. Pleasant, Tennessee. The decision to close the Tennessee facility was based on a number of factors that included a major loss of business one year ago and the inability to attract significant new business for the plant. These costs include accruals for severance and related employee support programs and write-down of certain assets removed from service. The majority of these liabilities should be paid or settled during the first six months of 1997.

Royalty income was $5.2 million in 1996 compared to $3.8 million in 1995. This increase resulted from royalty income associated with the sale of the appliance business in 1995. The royalty obligations under this agreement were satisfied during the fourth quarter of 1996. Royalty income in 1997 is expected to be significantly lower due to the completion of this and certain other automotive royalty agreements.

Equity in earnings of affiliated companies was $0.1 million in 1996 compared to $0.4 million in 1995. Equity earnings from Donnelly Hohe, after the elimination of intercompany interest, were offset by losses at Applied Films Corporation ("AFC"), the Company's joint venture in Boulder Colorado, and Vision Group, PLC ("VISION"), the Company's joint venture in Scotland. The combined impact on net income for the Company's non-automotive joint ventures was a loss of $1.5 million in 1996, compared to a gain of $0.1 million in 1995. AFC suffered during 1996 from a severe downturn in the market for coated glass used in the production of liquid crystal displays. VISION, producer of video microchips, continued to experience start-up losses during 1996 which the Company expects to continue in the beginning of 1997. Despite the significant negative impact on earnings from VISION, the market value of the Company's investment in VISION increased from $17 million at July 1, 1995 to approximately $44 million at June 29, 1996.

The Company reported net income of $8.5 million in 1996 compared to $11.0 million for 1995. Net income in 1996 included $1.1 million of net income associated with the patent and license settlement and a $1.4 million net loss for restructuring costs, while 1995 included $2.0 million of net income associated with the gain on the sale and restructuring of certain non-automotive businesses. Higher sales volumes, higher royalty income, lower selling and administrative costs as a percentage of sales and the Gentex patent and license settlement positively impacted earnings for the year. These improvements were offset by higher than expected start-up costs during the first half of the year, technical difficulties during the third quarter on a new business program, lower profitability at the Company's subsidiary in Naas, Ireland due to pricing pressures, higher research and development costs as a percentage of sales, equity in losses of non-automotive affiliated companies and restructuring charges taken in the fourth quarter. Earnings performance improved greatly in the fourth quarter in which net income of $5.1 million was the highest-ever quarterly earnings for the Company. Earnings in this period were stronger primarily due to higher sales, significantly lower start-up costs and lower selling, administrative and general expenses as a percent to sales.

The Company is committed to improving shareholder value through focused development of core automotive businesses primarily by increasing the Company's dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets and improving the efficiency of current operations and the effectiveness of new product launches. Net sales for the Company have increased at a compounded rate of approximately 15% over a 10 year period. The Company expects that 1997 net sales will increase below this level due to lower volumes for domestic modular window business and
continued price pressures.   Earnings growth from operations have
trailed the increase that the Company has experienced in sales revenues. The Company believes that future results of operations will continue to be influenced by the Company's introduction of improved program management and lean manufacturing systems, introduction of new technologies and programs to the Company, significant global pricing pressures and general economic and industry conditions.

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

Gross profit margin was 21.5% in 1995 compared to 21.8% in 1994. Continuous improvement programs being run throughout the Company, along with higher sales volumes helped the Company offset price pressures from customers and significant increases in raw material costs.

Selling, administrative and general expenses were $45.1 million or 11.8% of sales in 1995, an increase from 11.3% in 1994. The increase was primarily due to patent litigation costs that were significantly higher in 1995 as the Company pursued actions to protect its intellectual property.

Research and development expenses were $22.7 million or 5.9% of sales in 1995 compared to 6.3% in 1994.

In the second quarter of 1995, the Company entered into a plan to restructure and sell certain non-automotive businesses resulting in a pretax gain of $4.7 million. The restructuring plan was implemented in an effort to move the Company toward a closer focus on its automotive business. The gain included the sale of the appliance business, the liquidation of the Company's investment in OSD Envision Company and the sale of 81% of the Company's heavy truck mirror business. These non-automotive businesses represented an insignificant portion of the Company's operations. Restructuring costs were also recognized to cover a severance program and other expenses associated with the restructuring plan.

The Company also restructured certain automotive operations resulting in a charge of $2.4 million in the second quarter, primarily for the write-down of operating assets due to the loss of Saturn's business at D&A Technology, Inc. (D&A), the Company's joint venture with Asahi Glass Company. As a result, minority interest in net income of subsidiaries was $0.4 million in 1995 compared to $0.8 million in 1994. In the first quarter of fiscal 1996, the Company dissolved the joint venture and acquired Asahi's 40% interest in D&A for $2.1 million. D&A represented 5% and 8%, respectively, of the Company's combined consolidated net sales and net income in 1995.

Interest expense increased to $5.0 million in 1995, from $3.5 million in 1994, due to heavy capital spending and higher interest rates.

Royalty income was $3.8 million in 1995 compared to $1.4 million in 1994. The increase primarily resulted from royalty income associated with the sale of the appliance business. Included in other income was a $0.5 million gain on the sale of a warehouse facility in the fourth quarter of 1995.

Equity in earnings of affiliated companies increased to $0.4 million in 1995, from a loss of $0.1 million in 1994. Improved earnings at Applied Films Corporation and a slight profit from Donnelly Hohe for the two month period ending May 31, 1995, more than offset start-up costs at VVL.

The Company had net income of $11.0 million in 1995, including a $2.0 million gain from the sale of businesses, net of restructuring costs, compared to $7.3 million in 1994. The increase in net income was the result of higher sales volumes, lower research and development costs as a percentage of sales, higher royalty income and improved equity earnings in affiliated companies. Results from foreign operations improved slightly, as improvements in Ireland exceeded start-up losses in Mexico and France.

The Company's financial performance in 1995 and 1994 was impacted by unprecedented capital expenditures and expenses incurred in anticipation of meeting existing new customer orders. These projects included the construction and equipping of several new facilities, equipping modular systems for the new Chrysler NS minivan program and transition costs associated with consolidating production equipment from older facilities into a new facility.

ACQUISITIONS AND INVESTMENT IN AFFILIATES

In the fourth quarter of 1996, the Company formed a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. to produce framed glass products for the Asian automotive industry. Shanghai Fu Hua Glass Company is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture will have its equipment and processes in place by September 1996 and will begin manufacturing encapsulated and framed glass products by the end of 1997. Also in the fourth quarter, the Company formed Donnelly Eurotrim Ltd., a 100% owned subsidiary organized under the laws of Ireland, to offer our interior lighting and overhead trim products for the European market.

During 1996 and 1995, VVL's parent, VISION Group, PLC (VISION), sold common shares in a private placement and through public offerings reducing the Company's ownership interest from 40% to 30.4%. The Company's equity in the net proceeds of these sales is reflected as an increase in additional paid-in capital in the accompanying financial statements. The aggregate market value of the Company's investment in VISION, based on the quoted market price for VISION's common shares, which are listed on the London Stock Exchange, was approximately $44 million at June 29, 1996. The Company's investment in the net assets of VISION was $4.0 million at June 29, 1996.

In April 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG (Donnelly Hohe), a German limited partnership with operations in Germany and Spain. Donnelly Hohe, based in Collenberg, Germany, serves many of the main auto producers in Europe in exterior automotive mirrors, interior mirrors, door handles, automotive tooling, and electronic components related to mirror systems.

The Company acquired 48% of the controlling general partnership interest and 66 2/3% of the limited partnership interest for $3.6 million. Additionally, the Company has advanced $28 million to Donnelly Hohe under a subordinated loan agreement, $14.3 million in 1995 and $13.7 million in 1996. Amounts advanced to Donnelly Hohe under the subordinated loan agreement provide for 10% interest per annum with no principal payments due until its maturity on April 1, 1998. In connection with the Company's acquisition of the

Donnelly Hohe interest, refinancing and additional loans of approximately $70 million were provided to Donnelly Hohe by several banks.

The terms of the transaction allow Donnelly to purchase the remaining ownership interest in Donnelly Hohe through various options ranging from $3 million to $10 million. The remaining owners have an option to require the Company to buy their interests at any time based upon a formula that results in a price of up to $10 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 2.0 and 1.7 at June 29, 1996 and July 1, 1995, respectively. Working capital was $63.5 million at June 29, 1996, compared to $40.5 million at July 1, 1995. This increase included an increase in accounts receivables to support higher sales and higher customer tooling and increased inventories to support new business programs reaching full production in the first quarter of 1997. Accounts receivable were also higher due to the year ending on June 29 and the timing of customer payments.

Capital expenditures for 1996 were $20.6 million compared to $29.2 million for 1995 and $35.3 million for 1994. Capital expenditures were lower in 1996 due to the completion of the building additions required the last two years in Langres, France and Newaygo, Michigan to support new business programs, the transfer of the outside mirror glass product line to Mexico and the consolidation of two older interior mirror operations into a new facility in Holland, Michigan. Capital expenditures in 1996 included costs for equipment to support new business for complete exterior mirrors, door handles and modular window encapsulation, bonding and hardware programs.

In the second quarter of 1996, the Company amended its revolving credit loan agreement by increasing the amount to $80 million and extending the maturity date to November 2002. The revolving credit agreement had borrowings against it of $35.4 million at June 29, 1996. In November 1995, the Company issued a senior note of $20.0 million with an insurance company. Principal payments commence in 2001 until maturity in 2006. The Company anticipates completing a $50 million asset securitization transaction by the end of the first quarter of 1997. This will be utilized by the Company and Donnelly Hohe to provide additional financing availability and reduce interest and other costs.

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is required to adopt this statement by its fiscal year ending in 1997. The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future net cash flows generated by the assets. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock-based compensation plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock-based compensation. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had adopted the new method. The Statement is required to be adopted by the Company's fiscal year ending in 1997. Management intends to continue to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and provide the supplemental disclosures as required by SFAS No. 123, beginning in 1997.

No other recently issued accounting standards are expected to have a material impact on the Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMBINED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share data     June 29,     July 1,      July 2,
            Year ended               1996         1995         1994
- ----------------------------------------------------------------------
Net sales                           $439,571     $383,340     $337,262
Cost of sales                        357,830      300,772      263,630
                                    --------     --------     --------
  Gross profit                        81,741       82,568       73,632
Operating expenses:
Selling                                8,239        6,538        6,194
Administrative and general            29,884       38,529       31,771
Research and development              27,728       22,733       21,362
Restructuring charges (gain)           2,399       (2,265)       1,184
                                    --------     --------     --------
Total operating expenses              68,250       65,535       60,511
                                    --------     --------     --------
  Operating income                    13,491       17,033       13,121
                                    --------     --------     --------
Non-operating (income) expenses:
Interest expense                       8,102        5,010        3,528
Royalty income                        (5,239)      (3,774)      (1,370)
Interest income                       (1,017)        (514)        (153)
Other (income) expenses, net            (704)        (512)         108
                                    --------     --------     --------
Non-operating expenses                 1,142          210        2,113
                                    --------     --------     --------
  Income before taxes on income       12,349       16,823       11,008
Taxes on income                        4,191        5,795        3,334
                                    --------     --------     --------
  Income before minority interest
    and equity earnings                8,158       11,028        7,674
Minority interest in net (income)
  loss of subsidiaries                   186         (371)        (825)
Equity in earnings (losses) of
  affiliated companies                   110          352         (104)
                                    --------     --------     --------
Income before cumulative effect of
  change in accounting principle       8,454       11,009        6,745
Cumulative effect of adopting
  SFAS No. 109                            --           --          513
                                    --------     --------     --------
Net income                          $  8,454     $ 11,009     $  7,258
                                    --------     --------     --------
                                    --------     --------     --------
Per share of common stock:
Income before cumulative effect of
  change in accounting principle    $   1.08     $   1.42     $   0.87
Cumulative effect of adopting
  SFAS No. 109                            --           --         0.07
                                    --------     --------     --------
Income per share of common stock    $   1.08     $   1.42     $   0.94
                                    --------     --------     --------
                                    --------     --------     --------

The accompanying notes are an integral part of these statements.

COMBINED CONSOLIDATED BALANCE SHEETS

In thousands, except share data                 June 29,      July 1,
            Year ended                            1996         1995
- ---------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                        $  1,303     $  5,224
Accounts receivable, less allowance of
  $571 and $575                                    73,658       50,866
Inventories                                        24,228       22,042
Customer tooling to be billed                      19,955       17,357
Prepaid expenses                                    5,639        2,120
Deferred income taxes                               1,912        2,197
                                                 --------     --------
   Total current assets                           126,695       99,806
                                                 --------     --------
Property, plant and equipment:
Land                                                3,327        3,329
Buildings                                          33,000       32,556
Machinery and equipment                           112,761       98,149
Construction in progress                            8,073       16,544
                                                 --------     --------
                                                  157,161      150,578
Less accumulated depreciation                      57,397       56,642
                                                 --------     --------
   Net property, plant and equipment               99,764       93,936
Investments in and advances to affiliates          37,932       25,246
Other assets                                        7,101        4,800
                                                 --------     --------
   Total assets                                  $271,492     $223,788
                                                 --------     --------
                                                 --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                 $ 44,349     $ 42,248
Current maturities of long-term debt                  159          428
Accruals:
Compensation                                        7,264        6,671
Taxes                                               4,705        1,974
Other                                               6,736        7,983
                                                 --------     --------
   Total current liabilities                       63,213       59,304
                                                 --------     --------
Long-term debt, less current maturities           101,757       66,374
Postretirement plans                               12,026        7,645
Deferred income taxes and other                     5,644        5,281
                                                 --------     --------
   Total liabilities                              182,640      138,604
                                                 --------     --------
Minority interest                                      --        2,284

Shareholders' equity:
Preferred stock, 7 1/2% cumulative, $10 par:
  shares authorized 250,000, issued 53,112            531          531
Common stocks:
  Class A, $.10 par; shares authorized
    30,000,000, issued 4,248,814 and 4,183,287        425          418
  Class B, $.10 par; shares authorized
    15,000,000, issued 3,582,198 and 3,582,915        358          358
  Donnelly Export Corporation, $.01 par; shares
    authorized 600,000, issued 409,397 and 409,561      4            4
Additional paid-in capital                         25,158       23,522
Cumulative foreign currency translation
  adjustment                                         (771)         154
Retained earnings                                  63,147       57,913
                                                 --------     --------
Total shareholders' equity                         88,852       82,900
                                                 --------     --------
Total liabilities and shareholders'equity        $271,492     $223,788
                                                 --------     --------
                                                 --------     --------

The accompanying notes are an integral part of these statements.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                        June 29,     July 1,      July 2,
            Year ended               1996         1995         1994
- ----------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                          $  8,454     $ 11,009     $  7,258
Adjustments to reconcile net
  income to net cash from (for)
  operating activities:
Depreciation and amortization         12,984       11,184        9,771
Deferred pension cost and
  postretirement benefits              4,934        2,742        3,941
Deferred income taxes                 (2,386)      (2,108)      (1,432)
Minority interest income (loss)         (186)         371          825
Equity in (earnings) losses of
  affiliated companies                 1,160         (453)          28
Cumulative effect of change in
  accounting principle                    --           --         (513)
Restructuring charges (gain)           2,399       (2,265)       1,184
Changes in operating assets and
  liabilities, net of effects of
  sale of businesses:
Accounts receivable                  (22,792)      (3,736)      (9,228)
Inventories                           (2,186)      (2,841)      (6,074)
Prepaid expenses and other
  current assets                      (6,117)      (3,304)      (3,352)
Accounts payable and other
  current liabilities                  3,134        6,320       13,629
Other                                    189          131          375
                                    --------     --------     --------
   Net cash from (for) operating
     activities                         (413)      17,050       16,412
                                    --------     --------     --------
                                    --------     --------     --------
INVESTING ACTIVITIES
Capital expenditures                 (20,585)     (29,154)     (35,329)
Investments in and advances to
  equity affiliates                  (13,966)     (18,824)          --
Purchase of minority interest         (2,100)          --           --
Proceeds from sale of businesses          --       14,200           --
Proceeds from sale-lease back             --       10,513           --
Change in unexpended bond proceeds       316       (1,015)       1,093
Other                                   (854)        (601)         847
                                    --------     --------     --------
   Net cash for investing
   activities                        (37,189)     (24,881)     (33,389)
                                    --------     --------     --------
                                    --------     --------     --------
FINANCING ACTIVITIES
Proceeds from long-term debt          36,195       15,000       21,362
Repayments on long-term debt              --       (1,764)      (2,018)
Resources provided by minority
  interest                                --          491          --
Common stock issuance                    706          478          304
Dividends paid                        (3,220)      (2,524)      (2,511)
                                    --------     --------     --------
   Net cash from financing
   activities                         33,681       11,681       17,137
                                    --------     --------     --------
                                    --------     --------     --------
Increase (decrease) in cash and
  cash equivalents                    (3,921)       3,850          160
Cash and cash equivalents,
  beginning of year                    5,224        1,374        1,214
                                    --------     --------     --------
Cash and cash equivalents,
  end of year                       $  1,303     $  5,224     $  1,374
                                    --------     --------     --------
                                    --------     --------     --------

The accompanying notes are an integral part of these statements.

COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Cumulative
                      Common Common Common              foreign
In          Preferred Class  Class  Donnelly Additional currency    Retained
thousands,  Stock     A      B      Export   paid-in    translation Earnings
except                              Corp.    Capital    adjustment
share
data
Balance,
July 4,
1993        $531      $413   $358   $4       $20,428    $(869)      $44,681
Net Income                                                            7,258
Foreign
currency
translation
adjustment                                                229
Cash
dividends
declared:
Preferred
stock-$.75
per share                                                               (40)
Common
stock:
Class A-
$.32
per share                                                            (1,323)
Class B-
$.32
per share                                                            (1,148)
Common stock
issued under
employee
benefit
plans                    2                       302
            ----      ----   ----   ----     -------    ----        -------
Balance,
July 2,
1994         531       415    358    4        20,730    (640)        49,428
Net Income                                                           11,009
Foreign
currency
translation
adjustment                                               794
Cash
dividends
declared:
Preferred
stock-$.75
per share                                                               (40)
Common
stock:
Class A-
$.32
per share                                                            (1,337)
Class B-
$.32
per share                                                            (1,147)
Common stock
issued under
employee
benefit
plans                    3                       475
Change in
investment
in Vision
Group, PLC                                     2,317
            ----      ----   ----   ----     -------    ----        -------
Balance,
July 1,
1995         531       418    358      4      23,522     154         57,913
Net Income                                                            8,454
Foreign
currency
translation
adjustment                                              (925)
Cash
dividends
declared:
Preferred
stock-$.75
per share                                                               (40)
Common
stock:
Class A-
$.40
per share                                                            (1,690)
Class B-
$.40
per share                                                            (1,490)
Common stock
issued under
employee
benefit
plans                    7                       699
Change in
investment
in Vision
Group, PLC                                       937
            ----      ----   ----   ----     -------    ----        -------
Balance,
June 29,
1996        $531      $425   $358   $4       $25,158    $(771)      $63,147
            ----      ----   ----   ----     -------    -----       -------
            ----      ----   ----   ----     -------    -----       -------

The accompanying notes are an integral part of these statements.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION AND CONSOLIDATION

The combined consolidated financial statements include the accounts of Donnelly Corporation, Donnelly Export Corporation and all majority owned, controlled subsidiaries (the Company) after all significant intercompany balances, transactions and shareholdings have been eliminated. Investments in 20% to 50% owned companies are accounted for using the equity method of accounting. Investments in affiliates representing less than 20% ownership are accounted for under the cost method. Cost in excess of net assets of acquired companies is being amortized on a straight-line basis over a 15 year period.

Voting control of Donnelly Corporation and Donnelly Export
Corporation is vested in the same shareholders and the corporations are under common management. Because of these relationships, the accounts of the two corporations are included in the financial statements as if they were a single entity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Except for the Company's subsidiary in Mexico whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end rates; and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year. Translation gains and losses are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature for which the translation gains or losses are reported as a separate component of shareholders' equity. Foreign currency transaction gains and losses included in other income are not material.

CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, except for inventories of the consolidated subsidiaries which are valued using the first-in, first-out (FIFO) method.

CUSTOMER TOOLING TO BE BILLED

Customer tooling to be billed consists of program tooling costs relating to agreements with customers for reimbursement. Customer tooling is billed at the time of tool completion and approval, or reimbursed in the program's piece price over the program's life not to exceed a period of three years.

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

INCOME TAXES

Deferred taxes reflect the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, and operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income taxes are not provided on cumulative undistributed earnings of the foreign subsidiaries and affiliates because they are intended to be permanently reinvested.

INCOME PER SHARE OF COMMON STOCK

Income per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits (7,802,846 in 1996, 7,744,042 in 1995 and 7,716,923 in
1994). The potential dilutive effect from the exercise of stock options is not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of all financial instruments where the carrying value differs from the fair value, primary long-term fixed rate debt, interest rate swaps and foreign exchange currency contracts, based upon quoted amounts or the current rates available for similar financial instruments.

FISCAL YEAR

The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest June 30. Fiscal years 1996, 1995 and 1994 ended on June 29, July 1 and July 2, respectively, each included 52 weeks.

IMPAIRMENT OF ASSETS

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires long-lived assets, including the excess of cost over the fair value of assets of businesses acquired, to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recoverable through future net cash flows generated by the assets. The Company, consistent with existing generally accepted accounting principles, currently states the majority of its fixed assets at the lower of cost or net realizable value. The Company will adopt SFAS No. 121 in 1997 and believes the effect of adoption will not be material.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year data to conform to the current year presentation and had no effect on net income reported for any period.

2.    NATURE OF OPERATIONS

The Company is an international supplier of high quality automotive parts and component systems from manufacturing operations in North America and Europe. The Company supplies automotive customers around the world with interior and exterior mirror systems, window systems and interior lighting and trim systems. The Company also provides products to several non-automotive markets.

Export revenues are foreign revenues produced by identifiable assets located in the United States. Foreign revenues are generated by identifiable assets at the Company's subsidiaries located in Ireland, France and Mexico. A summary of the Company's operations by geographic area follows:

In thousands       Year ended        1996        1995        1994
- -------------------------------------------------------------------
REVENUES:
United States....................  $331,469    $317,710    $296,226
Foreign..........................    55,998      36,832      18,367
EXPORT:
Americas.........................    49,655      25,016      21,557
Asia.............................       532         981         310
Europe...........................     1,917       2,786         785
Other............................        --          15          17
                                   --------    --------    --------
                                   $439,571    $383,340    $337,262
                                   --------    --------    --------
                                   --------    --------    --------

OPERATING INCOME (LOSS):
United States....................  $ 15,641    $ 19,857    $ 16,397
Foreign..........................    (2,150)     (2,824)     (3,276)
                                   --------    --------    --------
                                   $ 13,491    $ 17,033    $ 13,121
                                   --------    --------    --------
                                   --------    --------    --------

IDENTIFIABLE ASSETS:
United States....................  $226,861    $186,743    $165,172
Foreign..........................    44,631      37,045      18,629
                                   --------    --------    --------
                                   $271,492    $223,788    $183,801
                                   --------    --------    --------
                                   --------    --------    --------

Sales to major automobile manufacturers as a percent of the Company's net sales follows:

Year ended                           1996        1995        1994
- -----------------------------------------------------------------
Chrysler Corporation..............   33%         18%         18%
Ford Motor Company................   22          22          24
Honda.............................   16          14          12
General Motors Corporation........   10          17          21
                                     ----        ----        ----
                                     81%         71%         75%

3.    INVENTORIES

      Inventories consist of:

         In thousands                1996        1995
         ----------------------------------------------
         LIFO cost:
         Finished products and
         work in process.........  $ 6,998     $ 6,743
         Raw materials...........    6,981       6,622
                                   -------     -------
                                    13,979      13,365
         FIFO cost:
         Finished products and
         work in process.........    3,202       3,397
         Raw materials...........    7,047       5,280
                                   -------     -------

                                    10,249       8,677
                                   -------     -------
                                   $24,228     $22,042
                                   -------     -------
                                   -------     -------

If only the first-in, first-out method of inventory valuation had been used, inventories would have been $0.4 million and $0.5 million higher than reported at June 29, 1996 and July 1, 1995, respectively, and would have approximated replacement cost.

4.    INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES

The Company's equity affiliates include the following: Donnelly Hohe, a German limited partnership that produces exterior mirrors, interior mirrors, door handles, automotive tooling and electronic components related to mirror systems; Vision Group PLC (VISION), the sole shareholder of VLSI Vision Limited that produces an advanced video microchip; newly formed Shanghai Donnelly Fu Hua Window Systems Company Ltd. (Shanghai Donnelly Fu Hua) that will manufacture encapsulated and framed glass products for the Asian automotive industry; and Applied Films Corporation, a 50% owned joint venture that manufactures thin-film glass coatings used in the production of liquid crystal displays.

In the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. Shanghai Fu Hua Glass Company is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture will have its equipment and processes in place by September 1996, and the venture will begin manufacturing encapsulated and framed glass products by the end of the year.

During 1996 and 1995, VISION sold common shares in a private placement and through public offerings reducing the Company's ownership interest from 40% to 30.4%. The Company's equity in the net proceeds of these sales is reflected as an increase in additional paid-in capital in the accompanying financial statements. The aggregate market value of the Company's investment in VISION, based on the quoted market price for VISION's common shares, which are listed on the London Stock Exchange, was approximately $44 million at June 29, 1996. The Company's investment in the net assets of VISION was approximately $4 million at June 29, 1996.

Effective April 1, 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG (Donnelly
Hohe), a German limited partnership with operations in Germany and Spain. Donnelly Hohe, based in Collenberg, Germany, serves many of the main auto producers in Europe.

The Company acquired 48% of the general partnership interest and 66 2/3% of the limited partnership interest for $3.6 million. Additionally, the Company has advanced $28 million to Donnelly Hohe under a subordinated loan agreement, $14.3 million in 1995 and $13.7 million in 1996. Amounts advanced to Donnelly Hohe under the subordinated loan agreement provide for 10% interest per annum with no principal payments due until its maturity on April 1, 1998. In connection with the Company's acquisition of the Donnelly Hohe interest, refinancing and additional loans of approximately $70 million were provided to Donnelly Hohe by several banks. The terms of the transaction allow Donnelly to purchase the remaining ownership interest in Donnelly Hohe through various options ranging from $3 million to $10 million. The remaining owners have an option to require the Company to buy their interests at any time based upon a formula which results in a price range of up to $10 million.

Summarized balance sheet and income statement information for the Company's non-consolidated affiliates accounted for using the equity method are as follows. Income statement information includes Donnelly Hohe twelve months ended May 31, 1996, and two months ended May 31, 1995. All significant others presented include twelve months ending in the month of June for each year presented.

In thousands                             1996        1995
- -----------------------------------------------------------
Summarized Balance Sheet Information
    Current assets.................... $ 90,927    $ 80,443
    Non-curent assets.................   82,052      80,986
    Current liabilities...............   69,931      57,857
    Non-current liabilities...........   87,905      89,860
                                       --------    --------
    Net equity........................ $ 15,143    $ 13,712
                                       --------    --------
                                       --------    --------

Summarized Income Statement Information
    Net sales......................... $250,904    $ 77,756
    Costs and expenses................  254,403      77,547
                                       --------    --------
    Net income (loss)................. $ (3,500)   $    209
                                       --------    --------
                                       --------    --------

5.    DEBT AND OTHER FINANCING ARRANGEMENTS

Debt consists of:

In thousands                                 1996        1995
- ---------------------------------------------------------------
Borrowings under revolving credit
agreements at 4.15% and 7.50%............. $ 35,418    $ 15,700
Senior Notes, due 2004, principal
payable in installments beginning
in 1999, interest at 6.67%................   15,000      15,000
Senior Notes, due 2005, principal
payable in installments beginning in
2000, interest at 7.22%...................   15,000      15,000
Senior Notes, due 2006,principal
payable in installments beginning
in 2001, interest at 6.70%................   20,000          --
Industrial revenue bonds:
$9,500 at adjustable rates (3.80%
at June 29, 1996), due in 2008-
2010; $5,000 at a fixed rate of
8.13%, due in 2012........................   14,500      14,500
Other.....................................    1,998       6,602
                                           --------    --------
Total.....................................  101,916      66,802
Less current maturities...................      159         428
                                           --------    --------
                                           $101,757    $ 66,374
                                           --------    --------
                                           --------    --------

The Company has an unsecured $80 million Revolving Credit Loan
Agreement which expires November 20, 2002. Interest is at prime unless one of three alternative elections are made by the Company.

The $9.5 million industrial revenue bonds are secured by letters of credit which must be renewed annually. All industrial revenue bonds are collateralized by the purchased land, building and equipment.
The senior notes are unsecured.

The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At June 29, 1996, the Company was in compliance with all related convenants. Retained earnings available for dividends at June 29, 1996, are $19.6 million.

Annual principal maturities consist of:

In thousands      Year ending     Amount
- ------------------------------------------
1997............................. $    159
1998.............................      117
1999.............................    3,525
2000.............................    7,000
2001.............................   20,357
2002 and thereafter..............   70,758
                                  --------
                                  $101,916
                                  --------
                                  --------

The Company provides guarantees for $7.3 million in municipal funding for the construction of a manufacturing facility and up to $5.0 million of Applied Films Corporation borrowings.

Interest payments of $7.8 million, $5.0 million and $3.7 million were made in 1996, 1995 and 1994, respectively.

6.    FINANCIAL INSTRUMENTS

The Company utilizies interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material. At June 29, 1996 and July 1, 1995, the Company had interest rate swaps with an aggregate notional amount of $60 million, $30 million and $40 million of which were offsetting at June 29, 1996 and July 1, 1995, respectively. These effectively converted $30 million and $20 million of the Company's variable interest rate debt to fixed rates at June 29, 1996 and July 1, 1995, respectively. The Company is currently paying a weighted average fixed rate of 7.17%, calculated on the notional amounts. These swap agreements have varied expirations through 2003. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties, and thus are not a measure of the exposure to the Company through its use of these instruments. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

The Company's Irish subsidiaries enter into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The Company had foreign exchange contracts outstanding of $7.8 million and $13.3 million at June 29, 1996 and July 1, 1995, respectively. The foreign exchange contracts require the Company to exchange foreign currencies for Irish pounds and generally mature within 12 months.

In accordance with the requirements of SFAS No. 107, "Disclosures
About Fair Value of Financial Instruments," the Company has provided the following fair value estimates at June 29, 1996:

In thousands                 Carrying Value    Fair Value
- ----------------------------------------------------------
Liabilities
    Long-term fixed rate debt   $55,000          $53,630
Derivatives
    Interest rate swaps              --             (423)
    Foreign exchange contracts       --              274


7.    BENEFIT PLANS

A.    PENSION BENEFITS

The Company sponsors defined benefit pension plans covering substantially all employees. Pension costs for the plans are funded in amounts which equal or exceed regulatory requirements. Benefits under these plans are based primarily on years of service and compensation.

Assumptions and net periodic pension cost are as follows:

In thousands        Year ended        1996        1995        1994
- -------------------------------------------------------------------
Discount rate....................... 8.00%       8.25%       8.25%
Compensation increase............... 5.00%       5.00%       5.00%
Expected return on plan assets...... 9.50%       9.50%       9.50%
Service cost........................ $ 3,545     $ 3,544     $ 3,178
Interest cost.......................   5,060       4,560       3,912
Actual gain on plan assets..........  (8,528)     (6,389)       (854)
Net amortization and deferral.......   4,550       2,563      (2,292)
                                     -------     -------     -------
Net periodic pension cost........... $ 4,627     $ 4,278     $ 3,944
                                     -------     -------     -------
                                     -------     -------     -------

The funded status of the defined benefit pension plans is summarized below

In thousands                                1996         1995
- ---------------------------------------------------------------
Accumulated benefit
obligation, including vested
benefits of $43,101 and $38,997.......... $(43,945)    $(40,328)
Effect of projected compensation
increases................................  (23,826)     (23,462)
                                          --------     --------
Projected benefit obligation for
service rendered to date.................  (67,771)     (63,790)
Plan assets at fair value, primarily
corporate equity and debt
securities...............................   55,784       47,180
                                          --------     --------
Projected benefit obligation in
excess of plan assets....................  (11,987)     (16,610)
Unrecognized net transition
obligation...............................      408          492
Unrecognized prior service cost..........      530          120
Unrecognized net loss....................    1,926       10,165
                                          --------     --------
Net pension liability.................... $ (9,123)    $ (5,833)
                                          --------     --------
                                          --------     --------

B.    POSTRETIREMENT HEALTH CARE BENEFITS

The Company provides certain health care and life insurance benefits for eligible active and retired employees. The plan contains cost saving features such as deductibles, coinsurance and a lifetime maximum and is unfunded.

Effective July 4, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement requires the accrual, during the employee's years of service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. The net transition obligation represents the difference between the accrued postretirement benefit costs prior to the adoption of SFAS No. 106 and the Plan's unfunded accumulated postretirement benefit obligation as of July 4, 1993. The net transition obligation of $7.9 million at July 4, 1993 is being amortized over 22 years.

The components of the net periodic postretirement benefit cost are as follows:

In thousands       Year ended       1996        1995        1994
- ----------------------------------------------------------------
Service cost..................... $  450      $  402      $  388
Interest cost....................    830         779         661
Amortization of net transition
obligation over 22 years.........    360         360         360
Unrecognized net loss............     20          13          --
                                  ------      ------      ------
Net periodic postretirement
benefit cost..................... $1,660      $1,554      $1,409
                                  ------      ------      ------
                                  ------      ------      ------

The postretirement health care liability recognized in the balance sheet is as follows:

In thousands                                1996        1995
- --------------------------------------------------------------
Retirees................................. $(5,946)    $(5,973)
Fully eligible active participants.......     (66)        (14)
Other active participants................  (5,467)     (4,961)
                                          -------     -------
Accumulated postretirement benefit
obligation............................... (11,479)    (10,948)
Unrecognized transition obligation.......   6,841       7,201
Unrecognized net loss....................   1,486       1,519
                                          -------     -------
Postretirement health care liability..... $(3,152)    $(2,228)
                                          -------     -------
                                          -------     -------

The assumed health care inflation rate used in measuring the postretirement health care liability is 9.0% for 1997, declining uniformly to 6% in 2000 and remaining level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the assumed health care inflation rate by 1% would increase the postretirement health care liability by $0.6 million, and the net periodic postretirement benefit cost for the year by $40,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% and 7.75% in 1996 and 1995, respectively.

8.    TAXES ON INCOME

Effective July 4, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change of $0.5 million is reported separately in the 1994 combined consolidated statement of income. Deferred income taxes under SFAS No. 109 reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and those amounts as measured by income tax laws. The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) are as follows:

In thousands                                1996        1995
- -------------------------------------------------------------
Fixed assets............................. $(5,581)    $(4,237)
Retirement plans.........................   3,106       1,641
Postretirement benefits..................   1,103         780

Loss carryforwards.......................   2,095         636
Accrued expenses and other...............    (280)       (271)
                                          -------     -------
Net deferred tax asset (liability)....... $   443     $(1,451)
                                          -------     -------
                                          -------     -------

At June 29, 1996, the Company has $2.1 million of net operating loss carryforwards, the majority of which expire in 2010 or are indefinite.

In thousands       Year ended       1996        1995        1994
- ----------------------------------------------------------------
Income before taxes on income
consists of:
Domestic......................... $15,647     $18,692     $14,453
Foreign..........................  (3,298)     (1,869)     (3,445)
                                  -------     -------     -------
                                  $12,349     $16,823     $11,008
                                  -------     -------     -------
                                  -------     -------     -------
Tax expense (benefit) consists of:
Current:
Domestic......................... $ 6,909     $ 7,920     $ 4,782
Foreign..........................       8         (17)        (16)
                                  -------     -------     -------
                                    6,917       7,903       4,766
                                  -------     -------     -------
Deferred:
Domestic.........................  (2,156)     (1,761)     (1,101)
Foreign..........................    (570)       (347)       (331)
                                  -------     -------     -------
                                   (2,726)     (2,108)     (1,432)
                                  -------     -------     -------
                                  $ 4,191     $ 5,795     $ 3,334
                                  -------     -------     -------
                                  -------     -------     -------

The difference from the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

In thousands       Year ended       1996        1995        1994
- -----------------------------------------------------------------
Income taxes at federal
statutory rate...................      35%         35%         34%
Impact of:
Available tax credits............      --          (2)        (11)
Foreign subsidiary earnings......       5           2           7
DISC earnings....................      (6)         (2)         (3)
Other............................      --           1           3
                                  -------     -------     -------
Effective tax rate...............      34%         34%         30%
                                  -------     -------     -------
Income taxes paid................ $ 3,731     $10,332     $ 3,149
                                  -------     -------     -------
                                  -------     -------     -------

9.    PREFERRED STOCK AND COMMON STOCK

Each share of 7 1/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders' meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at June 29, 1996. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. Additionally, there are 1,000,000 authorized shares of series preferred stock, no par value. At June 29, 1996 and July 1, 1995, no series preferred stock was outstanding.

Each share of Class A Common Stock and Class B Common Stock is entitled to one vote and ten votes, respectively, at all shareholders' meetings. The holders of Class A Common Stock are entitled to elect one-quarter of the members of the Board of Directors. The remaining directors are elected by the holders of Class B Common Stock and any preferred stock entitled to vote.

10.   STOCK PURCHASE AND OPTION PLANS

The Company's Employees' Stock Purchase Plan permits the purchase in an aggregate amount of up to 437,800 shares of Class A Common Stock. Eligible employees may purchase stock at market value, or 90% of market value if the price is $8 per share or higher, up to a maximum of $5,000 per employee in any calendar year. The Company issued 17,460 shares in 1996 and 22,771 shares in 1995 under this plan.

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

Options have been granted to purchase common stock at prices ranging from $9.20 to $20.125 per share. A summary of option transactions follows:

In thousands       Year ended       1996        1995        1994
- -----------------------------------------------------------------
Options outstanding,
beginning of year................   412         361         283
Options granted..................    80          76          79
Options exercised................   (47)        (13)         (1)
Options expired..................   (36)        (12)         --
                                    ----        ----        ----
Options outstanding, end of
year.............................   409         412         361
                                    ----        ----        ----
                                    ----        ----        ----
Exercisable, end of year.........   337         343         282
                                    ----        ----        ----
                                    ----        ----        ----

The Company has reserved 364,975 shares for future grants at June
29, 1996.

In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock-based compensation plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock-based compensation. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had adopted the new method. The Statement is required to be adopted by the Company's fiscal year ending in 1997. Management intends to continue to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and provide the supplemental disclosures as required by SFAS No. 123, beginning in 1997.

11.   COMMITMENTS AND CONTINGENCIES

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

The Company was also a party to three subsequent lawsuits involving 10 patents owned by the Company. In one of these suits, the Court granted Gentex's motion for summary judgment that two of the Company's patents relating to lighted mirrors are invalid. The Company believes that its lighted mirror patents are not invalid and has filed on appeal on this issue. The appeal is currently pending.

On April 1, 1996, the Company entered into a settlement agreement with Gentex which resolved all aspects of these three lawsuits except for the pending appeal referred to above. Under the agreement, Gentex paid the Company $6.0 million in settlement fees and will pay an additional $0.2 million if the Company prevails in its appeal. In addition, the settlement includes cross-licensing of certain patents which each party may practice within its own core technology area, and an agreement that the parties will not pursue litigation against each other on certain other patents for a period of four years. This settlement was recognized net of related patent litigation costs previously capitalized.

B.    OTHER LITIGATION

The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.

C.    OTHER

As of June 29, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $9 million.

12.   LEASES

The Company leases various facilities and equipment. Rental expense charged to operations amounted to approximately $3.8 million for 1996, $2.5 million for 1995 and $2.5 million for 1994.

Future minimum lease payments, excluding renewal options, consist of:

Year ending      in thousands     Amount
- ----------------------------------------
1997............................. $3,688
1998.............................  1,196
1999.............................    514
2000.............................    578
2001.............................    221
2002 and thereafter..............    485
                                  ------
                                  $6,682
                                  ------
                                  ------

13.   RESTRUCTURING OF OPERATIONS

In the fourth quarter of 1996, the Company recorded a restructuring charge of $2.4 million related to the write-down of certain assets and the closure of the Company's manufacturing facility in Mt. Pleasant, Tennessee. The decision to close the Tennessee facility was based on a number of factors that included a major loss of business one year ago and the inability to attract significant new business for the plant. These costs include accruals for severence and related employee support programs and write-off of certain assets removed from service. The majority of these liabilities will be paid or settled during the first six months of 1997.

In the second quarter of 1995, the Company entered into a plan to restructure and sell certain nonautomotive businesses resulting in a pretax gain of $4.7 million. The restructuring plan was implemented in an effort to move the Company toward a closer focus on its automotive business. The gain includes the sale of the appliance business, the liquidation of the Company's investment in OSD Envizion Company and the sale of 81% of the Company's heavy truck mirror business. The sale of the appliance business included a royalty agreement which continued through May, 1996. These non-automotive businesses represented an insignificant portion of the Company's operations. Restructuring costs were also recognized to cover a severance program and other expenses associated with the restructuring plan. The spending for these costs was essentially completed by the end of 1995.

The Company also restructured certain automotive operations in the second quarter of 1995, resulting in a charge of $2.4 million primarily for the write-down of operating assets due to the loss of Saturn's business at D&A Technology, Inc. (D&A), the Company's former joint venture with Asahi Glass Company. In the first quarter of 1996, the Company dissolved the joint venture and acquired Asahi's 40% interest in D&A for approximately $2.1 million. D&A represented 5% and 8%, respectively, of the Company's combined consolidated net sales and net income in 1995.

In the fourth quarter of 1994, the Company recognized restructuring costs of $1.2 million to cover a severance program and other expenses associated with the restructuring of Donnelly Mirrors
Limited.

14.   COMMON STOCK PRICE PER SHARE - UNAUDITED

The Company's common stock is traded on the American Stock Exchange under the Symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

Fiscal                1996                      1995
- -----------------------------------------------------------
Quarter         High        Low           High        Low
- -----------------------------------------------------------
First         $16 3/4     $14 1/2       $17 1/2     $15 1/8
Second         15 5/8      13 3/4        17 5/8      13 1/4
Third          14 7/8      13            18          15 1/8
Fourth         16 1/8      13 3/4        17 5/8      14 7/8


15.   QUARTERLY FINANCIAL DATA - UNAUDITED

In thousands,                   First     Second    Third     Fourth    Total
except per share data           Quarter   Quarter   Quarter   Quarter   Year
- -----------------------------------------------------------------------------
1996

Net sales.....................  $ 90,523  $106,823  $116,445  $125,780  $439,571
Gross profit..................    13,685    20,030    22,153    25,873    81,741
Operating income (loss).......    (2,087)    3,899     3,920     7,759    13,491
Net Income (loss):
   Income (loss)..............    (1,789)    2,629     2,503     5,111     8,454
   Per common share...........      (.23)      .34       .32       .65      1.08
Dividends declared per share
 of common stock..............       .10       .10       .10       .10       .40

1995

Net sales.....................  $ 86,741  $ 98,460  $ 96,708  $101,431  $383,340
Gross profit..................    18,101    22,312    21,019    21,136    82,568
Operating income..............       811     7,274     4,828     4,120    17,033
Net Income (loss):
   Income (loss)..............       (85)    4,699     3,076     3,319    11,009
   Per common share...........      (.01)      .61       .40       .42      1.42
Dividends declared per share
 of common stock..............       .08       .08       .08      .08        .32


The impact of certain transactions on the 1996 and 1995 quarterly results of operations is discussed in Notes 11 and 13.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Donnelly Corporation is responsible for the preparation and integrity of the combined consolidated financial statements and all other information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's informed estimates and judgments.

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

The Audit Committee of the Board of Directors, consisting solely of outside Directors, meets with the independent public accountants and management to review and discuss the major audit findings, the adequacy of the internal control structure and quality of financial reporting. The independent accountants also have free access to the Audit Committee to discuss auditing and financial reporting matters with or without management present.



/S/ J. Dwane Baumgardner, Ph.D.
Chairman, Chief Executive Officer and President




/S/ William R. Jellison
Vice President, Corporate Controller and Treasurer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

DONNELLY CORPORATION
HOLLAND, MICHIGAN

We have audited the combined consolidated balance sheets of Donnelly Corporation and subsidiaries as of June 29, 1996 and July 1, 1995, and the related combined consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelly Corporation and subsidiaries as of June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
August 2, 1996

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                          PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF REGISTRANT. Information relating to the directors and director nominees of the registrant contained in the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 18, 1996, and filed pursuant to Regulation 14A, is incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT. Information relating to the executive officers of the Company is included in Part I of this form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

Information relating to executive compensation is contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 18, 1996 and the information within those sections is incorporated herein be reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The sections entitled "Voting Securities and Principal Holders Thereof", "Nominees for Election as Directors" and "Securities Ownership of Management" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 18, 1996, and the information within those sections are incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 18, 1996, and the information within that section is incorporated by reference.


PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT

1. Financial Statements. The Registrant's financial statements, for the year ended June 29, 1996, together with the Report of Independent Accountants are set forth on pages 22-41 of this report,
Item 8. The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report. Separate financial statements of affiliates accounted for by the equity method have been omitted because they would not constitute a significant subsidiary.

2.  Financial Statement Schedules.  The following are included in
Part IV of this report for each of the years ended June 29, 1996, July 1, 1995 and July 2, 1994 as applicable:

                                                                    Page
Report of Independent Certified Public Accountants on Schedules      46
Schedule II Valuation and Qualifying Accounts                        47

All other schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3. EXHIBITS. Reference is made to the Exhibit Index which is found on the last two pages of the body of this Form 10-K Annual Report preceding the exhibits.

(b)    REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the year ended June 29, 1996.

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

DONNELLY CORPORATION



/s/J. Dwane Baumgardner
Chairman, Chief Executive
Officer, and President

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



/s/J. Dwane Baumgardner                  /s/William R. Jellison
Chairman, Chief Executive                Vice President, Corporate
Officer, and Director and                Controller and
President                                Treasurer

/s/Arnold F. Brookstone                  /s/B. Patrick Donnelly III
Director                                 Director

/s/Joan E. Donnelly                      /s/R. Eugene Goodson
Director                                 Director

/s/Thomas E. Leonard                     /s/Gerald T. McNeive
Director                                 Director

/s/Rudolph B. Pruden                     /s/Donald R. Uhlmann
Director                                 Director

/s/Glenn M. Walters
Director

DATE: September 24, 1996
Donnelly Corporation
Annual Report - Form 10-K

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
STATEMENT SCHEDULE

Donnelly Corporation
Holland, Michigan


The audits referred to in our report dated August 2, 1996, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO SEIDMAN, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
August 2, 1996

                            DONNELLY CORPORATION
                                SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
                              (IN THOUSANDS)

COLUMN A                    COLUMN B    COLUMN C    COLUMN D    COLUMN E
- -------------------------  -----------  ---------  ----------  ----------
                            BALANCE AT                         BALANCE AT
                            BEGINNING                             END
DESCRIPTION                 OF PERIOD   ADDITIONS  DEDUCTIONS    PERIOD
- -------------------------  -----------  ---------  ----------   ---------
RESERVE FOR UNCOLLECTIBLE
ACCOUNTS AND SALES RETURNS
AND ALLOWANCES:

  YEAR ENDED JULY 2, 1994     $562         --(1)      --(1)       $676

  YEAR ENDED JULY 1, 1995     $676         --(1)      --(1)       $575

  YEAR ENDED JUNE 29, 1996    $575         --(1)      --(1)       $571


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

10.1   Amended and Restated First Chicago Revolving Credit Loan
       Agreement

10.2 Nationwide Life Insurance Company Debt Agreement was filed as part of Form 10-K for the fiscal year ending July 1, 1995 as
       Exhibit 10.1 and is hereby incorporated herein by reference.

10.3 An English language summary of an Acquisition Agreement and related documents written in German between the Registrant, Donnelly GmbH, Hohe GmbH & Co. KG ("Hohe") and other related parties, dated May 25, 1995, consolidated financial statements of Hohe as of March 31, 1995 and 1994 (audited) and pro forma financial information of the Registrant were filed as part of Form 8-K on June 9, 1995, which has been subsequently amended and are hereby incorporated herein by reference.

10.4 Nationwide Life Insurance Company Debt Agreement was filed as part of Form 10-K for the fiscal year ending July 2, 1994 as
       Exhibit 10.1 and is hereby incorporated herein by reference.

10.5 The Principal Mutual Debt Agreement was filed as part of Form 10-K for the fiscal year ending July 3, 1993 as Exhibit 10.2 and is hereby incorporated herein by reference.

10.6 A Merger Agreement for the Merger of Donnelly Coated Corporation ("DCC") into Applied Coated Corporation, among Registrant, DCC, Applied Films Lab, Inc. and Cecil Vanalsburg, John Chapin, and Richard Condon, dated February 24, 1992, was filed as part of a Registration Statement on Form S-2 (Registration No. 33-47036) and Exhibit 10.7, and the same is hereby incorporated herein by reference.

10.7 The form of Indemnity Agreement between Registrant and each of its directors was filed as a part of a Registration Statement on Form S-1 (Registration No. 33-17167) as Exhibit 10.8, and the same is hereby incorporated herein by reference.

10.8 The Donnelly Corporation Stock Option Plan was filed as part of a Registration Statement on Form S-1 (Registration No. 33-17167) as Exhibit 10.9, and the same is hereby incorporated herein by reference.

10.9   The Donnelly Corporation 1987 Employees' Stock Purchase
       Plan, including amendments was filed as part of a Registration Statement on Form S-8 (Registration No. 33-34746) as Exhibit 28.1, and the same is hereby incorporated herein by reference.

10.10  The Donnelly Corporation Non Employee Director's Stock
       Option Plan was filed as part of a Registration Statement on Form S-8 (Registration No. 33-55499) as Exhibit 99, and the same is hereby incorporated herein by reference.

22     Schedule of Affiliates.

24     Consent of BDO Seidman, LLP, independent public accountants.

27     Financial Data Schedules.