Form 10-Q
period 1996-09-28
DONNELLY CORP
filed 1996-11-12
CIK 805583

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


                             QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 28, 1996 Commission File Number 1-9716

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

4,282,167 shares of Class A Common Stock and 3,575,959 shares of Class B Common Stock were outstanding as of October 31, 1996.

DONNELLY CORPORATION

INDEX
                                                                       Page
                                                                     Numbering
                                                                     ---------
PART 1.     FINANCIAL INFORMATION

      Item 1.          Financial Statements

      Condensed Combined Consolidated Balance Sheets
      - September 28, 1996 and June 29, 1996...............................3

      Condensed Combined Consolidated Statements of Income
      - Three months ended September 28, 1996 and September 30, 1995.......4

      Condensed Combined Consolidated Statements of Cash Flows
      - Three months ended September 28, 1996 and September 30, 1995.......5

      Notes to Condensed Combined Consolidated Financial
      Statements - September 28, 1996......................................6-7

      Item 2.          Management's Discussion and Analysis of Results
                       of Operations and Financial Condition...............8-10


PART II.    OTHER INFORMATION

      Item 4.          Submission of Matters to a Vote of Security
                       Holders..............................................11

      Item 6.          Exhibits and Reports on Form 8-K.....................11

      Signatures............................................................12

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                     September 28,    June 29,
In thousands                                             1996           1996
--------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                           $   5,652        $   1,303
Accounts receivable, less allowance
of $571 and $571                                        80,426          73,658
Inventories                                             27,040          24,228
Prepaid expenses and other current assets               26,848          27,506
                                                     ---------       ---------
    Total current assets                               139,966         126,695
Property, plant and equipment                          160,865         157,161
Less accumulated depreciation                           60,902          57,397
                                                     ---------       ---------
    Net property, plant and equipment                   99,963          99,764
Investments in and advances to affiliates               40,694          37,932
Other assets                                             8,247           7,101
                                                     ---------       ---------
    Total assets                                     $ 288,870       $ 271,492
                                                     ---------       ---------
                                                     ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts and notes payable                           $  44,165       $  44,349
Other current liabilities                               23,148          18,864
                                                     ---------       ---------
    Total current liabilities                           67,313          63,213
Long-term debt, less current maturities                113,366         101,757
Deferred income taxes and other liabilities             19,127          17,670
                                                     ---------       ---------
    Total liabilities                                  199,806         182,640
                                                     ---------       ---------
Preferred stock                                            531             531
Common stock                                               789             787
Other shareholders' equity                              87,744          87,534
                                                     ---------       ---------
    Total shareholders' equity                          89,064          88,852
                                                     ---------       ---------
    Total liabilities and shareholders' equity       $ 288,870       $ 271,492
                                                     ---------       ---------
                                                     ---------       ---------

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended
                                            September 28,     September 30,
In thousands except share data                  1996              1995
---------------------------------------------------------------------------
Net sales                                   $  113,400        $  90,523

Costs and expenses:
   Cost of sales                                90,252           76,838
   Selling, general and
   administrative                               11,087           10,143
   Research and development                      7,119            5,629
                                            ----------        ---------
Operating income                                 4,942           (2,087)

   Interest expense                              1,957            1,735
   Royalty income                                 (409)          (1,328)
   Interest income                                 (72)            (374)
   Other (income) expense, net                     317              (99)
                                            ----------        ---------
Income (loss) before taxes on income             3,149           (2,021)
   Taxes on income (credit)                      1,171             (717)
                                            ----------        ---------
Income (loss) before minority                    1,978           (1,304)
interest and equity earnings
   Minority interest in net (income)
   loss of subsidiaries                            ---              123
   Equity in losses of affiliated
   companies                                      (256)            (608)
                                            ----------        ---------
Net income (loss)                           $    1,722        $  (1,789)
                                            ----------        ---------
                                            ----------        ---------

Per share of common stock:

   Net income (loss)                        $     0.22       $    (0.23)

   Cash dividends declared                  $     0.10       $     0.10

   Average common shares outstanding         7,836,615         7,773,432


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                           September 28,        September 30,
In thousands                                   1996                 1995
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                          $    1,722        $  (1,789)
Adjustments to reconcile net income
   to net cash from (for)operating
   activities:
Depreciation and amortization                   3,759            3,683
Deferred pension cost and
postretirement benefits                         1,340              479
Deferred income taxes                            (688)           1,233
Minority interest loss                            ---             (123)
Equity in losses of affiliated
companies                                       1,318            1,097
Changes in operating assets and
liabilities:
Accounts receivable                            (6,768)          (4,229)
Inventories                                    (2,812)          (3,005)
Prepaid expenses and other current
assets                                            658           (6,754)
Accounts payable and other current
liabilities                                     4,099            1,491
Other                                            (459)            (337)
                                          -----------       ----------
   Net cash from (for) operating
   activities                                   2,169           (8,254)
                                          -----------       ----------
                                          -----------       ----------
INVESTING ACTIVITIES
Capital expenditures                           (3,676)          (6,064)
Investments in and advances to equity
affiliates                                     (4,054)         (13,680)
Purchase of minority interest                     ---           (2,100)
Other                                            (679)             174
                                          -----------       ----------
    Net cash for investing activities          (8,409)         (21,670)
                                          -----------       ----------
                                          -----------       ----------
FINANCING ACTIVITIES
Proceeds from long-term debt                   11,264           30,930
Common stock issuance                             247              313
Dividends paid                                   (922)            (785)
                                          -----------       ----------
    Net cash from financing
activities                                     10,589           30,458
                                          -----------       ----------
                                          -----------       ----------
Increase in cash and cash
equivalents                                     4,349              534
Cash and cash equivalents, beginning
of period                                       1,303            5,224
                                          -----------       ----------
Cash and cash equivalents, end of
period                                     $    5,652        $   5,758
                                          -----------       ----------
                                          -----------       ----------


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 1996


NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 28, 1996, should not be considered indicative of the results that may be expected for the year ended June 28, 1997. The combined consolidated balance sheet at June 29, 1996, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 29, 1996.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30. Accordingly, each quarter ends on the Saturday closest to quarter end. Both the quarters ended September 28, 1996, and September 30, 1995, included 13 weeks.


NOTE B---INVENTORIES

At the beginning of fiscal 1997, the Company changed to the FIFO (first-in, first-out) method for determining the cost of all inventories. Until fiscal 1997, the Company used the LIFO (last-in, first-out) method for determining inventory cost, except for the inventories of consolidated subsidiaries which used the FIFO method. The change in accounting principle was made to provide a better matching of revenue and expenses. This accounting change was not material to the financial statements for the quarter and is not expected to be material for the year, and accordingly, no retroactive restatement of the prior year's financial statements was made.


Inventories consist of:
   (In thousands)                            September 28,      June 29,
                                                 1996              1996
                                             -------------      --------
LIFO cost:
  Finished products and work in process      $     ---          $   6,745
  Raw materials                                    ---              6,622
                                             ---------          ---------
                                                   ---             13,365
                                             ---------          ---------
FIFO costs:
  Finished products and work in process         10,890              3,397
  Raw materials                                 16,150              5,280
                                             ---------          ---------
                                                27,040              8,677
                                             ---------          ---------
                                             $  27,040          $  22,042
                                             ---------          ---------
                                             ---------          ---------


NOTE C---INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.


NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               Three  Months Ended
(In thousands)                          September 28,      September 30,
                                            1996               1995
                                        -------------      -------------
Cash paid during the period for:
Interest                                $  1,144           $     819
Income taxes                               2,698                 101



NOTE E---IMPAIRMENT OF ASSETS

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires long-lived assets, including the excess of cost over the fair value of assets of businesses acquired, to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recoverable through future net cash flows generated by the assets. The Company adopted SFAS No. 121 in the first quarter of 1997. The effect of adoption is not material to the accompanying financial statements.


NOTE F---FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements which involve risks and uncertainties. When used in this report, the words "believe," "anticipate," "think," "intend," "goal" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not be place undue reliance on those forward-looking statements which speak only as of the date of this report.

ITEM 2.
                    DONNELLY CORPORATION AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                            1ST QUARTER REPORT
                FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1996

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

RESULTS OF OPERATIONS

Consolidated net sales were $113.4 million in the first quarter of 1997, an
increase of more than 25% over the first quarter of 1996.   The increase was
primarily due to new business launched in fiscal 1996 running at full production volumes and the introduction of new modular window business in the first quarter of 1997. North American car and light truck build was approximately 5% above the same period last year.

Gross profit margin for the first quarter of 1997 was 20.4% compared to 15.1% for the first quarter of 1996. 1996 gross profit margin was negatively affected by the simultaneous start-up of three major new business programs which have annual sales for the Company over $100 million annually. These start-up problems were resolved in 1996. 1997 gross profit margin was positive compared to the previous year primarily due to higher sales and
significantly lower start-up costs during the period.    Favorable
performances in the Company's North American operations were offset slightly by to continued pricing pressures at the Company's subsidiary in Naas, Ireland and operating variances at the Company's subsidiary in
Manorhamilton, Ireland.   Although global pricing pressures are expected to
continue, the Company is focused on reducing process and product related costs through improved design as well as strong commitment to continuous improvement throughout the Company.

Selling, administrative and general expenses in the first quarter were at 9.8% of sales, down from 11.2% in the same period last year. The first quarter of 1996 included legal expenses associated with patent litigation between the Company and Gentex Corporation. The two companies reached a settlement in the fourth quarter of 1996 to resolve the patent litigation. Selling, general and administrative expenses were lower as a percent of sales from the previous year due to the lower legal costs and the Company's commitment to leverage these expenses with continued increases in sales.

Research and development expenses for the first quarter were $7.1 million, or 6.3% of sales, compared to 6.2% of sales last year. The Company continues to be committed to develop new and innovative technologies that improve the function, quality and safety of automotive products and support new business for complete exterior mirrors, electrochromic mirror systems, door handles, interior systems and modular windows.

Interest expense was $2.0 million in the first quarter of 1997 compared to $1.7 million the previous year. The higher interest expense was primarily due to higher working capital to support new business programs and increased sales, in addition to additional investments in affiliates.

Royalty income was $0.4 million in the first quarter of 1997 compared to $1.3 million in 1996. Royalty income associated with the sale of the appliance business in 1995 was satisfied in the fourth quarter of 1996.

Equity losses of affiliated companies were $0.3 million in the first quarter of 1997 compared to losses of $0.4 million last year. The loss in the first quarter of 1997 is due to operating losses at Donnelly Hohe for the three month period ending August 31, 1996, and start-up expenses at the Company's joint venture in China, Donnelly Fu Hua Window Systems Company Ltd.
("Donnelly Fu Hua").   The operating losses at Donnelly Hohe were primarily
due to scheduled customer shut downs during the period. Donnelly Hohe net sales and net income are subject to significant quarterly fluctuations attributable primarily due to production schedules of major automotive customers. The Company expects the start-up losses at Donnelly Fu Hua to continue into the third quarter of 1997, at which time current business is at full production.

The Company had net income of $1.7 million in the first quarter of 1997, compared to a net loss of $1.8 million in the same period last year. Earnings increased in this period due to higher sales volumes, significantly lower start-up costs and lower selling, general and administrative expenses as a percent to sales, which more than offset the decrease in royalty income.

The Company is committed to improving shareholder value through focused development of core automotive businesses primarily by increasing the Company's dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets and improving the efficiency of current operations and the effectiveness of new product launches. Net sales for the Company have increased at a compounded rate of approximately 15% over a 10 year period. The Company expects that 1997 net sales will increase below this level, excluding Donnelly Hohe sales, due to lower volumes for domestic modular window business and continued price pressures. Earnings growth from operations have trailed the increase that the Company has experienced in sales revenues. The Company believes that future results of operations will continue to be influenced by the Company's introduction of improved program management and lean manufacturing systems, introduction of new technologies and programs to the Company, significant global pricing pressures and general economic and industry conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 2.1 and 2.0 at September 28, 1996, and June 29, 1996, respectively. Working capital was $72.7 million at September 28, 1996, compared to $63.5 million at June 29, 1996. This increase is primarily due to higher accounts receivable related to the timing of customer payments received in relation to the period ending on September 28.

Capital expenditures for the first quarter of 1997 and 1996 were $3.7 and $6.1 million, respectively. Capital spending in 1997 is expected to be at approximately the same level as the previous year.

The Company's $80 million bank revolving credit agreement had borrowings against it of $42.2 million at September 28, 1996. The Company anticipates completing a $50 million asset securitization transaction by the end of the second quarter of 1997. This will be utilized by the Company and Donnelly Hohe to provide additional financing availability and reduce interest and other costs.

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Donnelly Corporation's 1996 Annual Meeting of Shareholders was held on October 18, 1996.
(b) Proxies were distributed pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to the Board's nominees as listed in the proxy statement and shareholders elected the nominees as listed in the proxy statement.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit 18 - Preferability Letter for Change in Accounting Method
Exhibit 27 - Financial Data Schedule

(b)   REPORTS ON FORM 8-K

The Registrant filed a Form 8-K, dated October 28, 1996, relating to the acquisition of an additional interest in the general partner in Donnelly Hohe GmbH & Co. KG ("Hohe"), by the end of October 1996. The Registrant, therefore, now directly controls Hohe and Hohe's financial statements will be consolidated with those of the Registrant beginning in the second quarter. The initial filing included a description of the acquisition and additional options to increase the Registrant's ownership in the future. The filing did not include audited financial statements for Hohe (the business acquired) or pro forma financial statements which will both be filed under cover of Form 8 as soon as practicable but not later than November 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                        DONNELLY CORPORATION
                                        Registrant



Date:       November 12, 1996           /s/ J. Dwane Baumgardner
                                        ------------------------
                                        J. Dwane Baumgardner
                                        (Chairman, Chief Executive
                                        Officer, and President)



Date:       November 12, 1996           /s/ William R. Jellison
                                        -----------------------
                                        William R. Jellison
                                        (Vice President, Corporate
                                        Controller, and Treasurer)