Form 10-Q
period 1996-12-28
DONNELLY CORP
filed 1997-02-12
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended December 28, 1996 Commission File Number 1-9716

                              DONNELLY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Michigan                                             38-0493110
(State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                           Identification No.)


               414 East Fortieth Street, Holland, Michigan 49423
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (616) 786-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /


5,359,967 shares of Class A Common Stock and 4,468,613 shares of Class B Common Stock were outstanding as of January 31, 1997.

DONNELLY CORPORATION

INDEX
                                                                          Page
PART 1.           FINANCIAL INFORMATION                               Numbering

         Item 1.       Financial Statements


                       Condensed Combined Consolidated Balance Sheets -
                       December 28, 1996 and June 29, 1996                     3

                       Condensed Combined Consolidated Statements of
                       Income - Three months and six ended December 28,
                       1996 and December 30, 1995                              4

                       Condensed Combined Consolidated Statements of
                       Cash Flows - Six months ended December 28, 1996
                       and December 30, 1995                                   5

                       Notes to Condensend Combined Consolidated
                       Financial Statements                                  6-8


         Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                      9-12


PART II.          OTHER INFORMATION

         Item 1.    Legal Proceedings                                         13

         Item 6.    Exhibits and Reports on Form 8-K                          14

         Signatures                                                           15

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                              December 28,     June 29,
In thousands                                                      1996          1996
ASSETS
Current assets:
Cash and cash equivalents ......................................   $ 10,794   $  1,303
Accounts receivable, less allowance of $939 and $571 ...........     86,048     73,658
Inventories ....................................................     47,142     24,228
Prepaid expenses and other current assets ......................     32,608     27,506
 Total current assets ..........................................    176,592    126,695
Property, plant and equipment ..................................    295,968    157,161
Less accumulated depreciation ..................................    133,876     57,397
 Net property, plant and equipment .............................    162,092     99,764
Investments in and advances to affiliates ......................     15,163     37,932
Other assets ...................................................     18,819      7,101
 Total assets ..................................................   $372,666   $271,492
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts and notes payable .....................................   $ 75,954   $ 44,349
Current maturities on long-term debt ...........................      6,132        159
Other current liabilities ......................................     35,595     18,705
 Total current liabilities .....................................    117,681     63,213
Long-term debt, less current maturities ........................    135,045    101,757
Deferred income taxes and other liabilities ....................     23,923     17,670
 Total liabilities .............................................    276,649    182,640
Minority interest ..............................................        426       --
Preferred stock ................................................        531        531
Common stock ...................................................        790        787
Other shareholders' equity .....................................     94,270     87,534
 Total shareholders' equity ....................................     95,591     88,852
 Total liabilities and shareholders' equity ....................   $372,666   $271,492

The accompanying notes are an integral part of these statements



DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three Months Ended                Six Months Ended
                                                                  December 28,     December 30,   December 28,     December 30,
In thousands except share data                                        1996           1995            1996            1995
Net sales ......................................................   $   188,037    $   106,823    $   301,437    $   197,346

Costs and expenses:
Cost of sales ..................................................       153,266         86,793        243,518        163,631
Selling, general and administrative ............................        17,723          9,880         28,810         20,023
Research and development .......................................         8,448          6,251         15,567         11,880
Operating income ...............................................         8,600          3,899         13,542          1,812

Interest expense ...............................................         3,034          2,002          4,991          3,737
Royalty income .................................................          (672)        (1,175)        (1,081)        (2,503)
Interest income ................................................          (342)          (230)          (414)          (604)
Other income, net ..............................................        (1,292)           (31)          (975)          (130)
Income before taxes on income ..................................         7,872          3,333         11,021          1,312
Taxes on income ................................................         2,972          1,147          4,143            430
Income before minority interest
and equity earnings ............................................         4,900          2,186          6,878            882
Minority interest in net (income)
loss of subsidiaries ...........................................          (594)            79           (594)           202
Equity in earnings (losses) of
affiliated companies ...........................................          (389)           364           (645)          (244)
Net income .....................................................   $     3,917    $     2,629    $     5,639    $       840

Per share of common stock:
Net income .....................................................   $      0.40    $      0.27    $      0.57    $      0.08

Cash dividends declared ........................................   $      0.08    $      0.08    $      0.16    $      0.16

Average common shares outstanding ..............................     9,822,503      9,747,260      9,809,136      9,732,025

The accompanying notes are an integral part of these statements

                                                                               4


DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Six Months Ended
                                                                           December 28,      December 30,
In thousands                                                                      1996           1995
OPERATING ACTIVITIES
Net income .....................................................................   $  5,639    $  5,840
Adjustments to reconcile net income to net cash from (for) operating activities:
Depreciation and amortization ..................................................      9,443       6,534
Gain on sale of property and equipment .........................................       (805)       --
Gain on sale of affiliate stock ................................................       (872)       --
Deferred pension cost and postretirement benefits ..............................      2,744         968
Deferred income taxes ..........................................................     (1,709)        331
Minority interest income (loss) ................................................      1,201        (202)
Equity in losses of affiliated companies .......................................      1,032         562
Changes in operating assets and liabilities:
Sale of accounts receivable ....................................................     31,957        --
Accounts receivable ............................................................    (19,887)     (8,686)
Inventories ....................................................................     (4,440)     (2,202)
Prepaid expenses and other current assets ......................................     (1,344)     (9,443)
Accounts payable and other current liabilities .................................     11,538       1,378
Other ..........................................................................       (889)       (681)
 Net cash from (for) operating activities ......................................     33,608     (10,601)
INVESTING ACTIVITIES
Capital expenditures ...........................................................    (11,497)    (12,503)
Investments in and advances to equity affiliates ...............................     (4,567)    (13,683)
Proceeds from sale property and equipment ......................................      3,132        --
Proceeds from sale of affiliate stock ..........................................        974        --
Purchase of minority interest ..................................................       --        (2,100)
Change in unexpended bond proceeds .............................................         47         292
Cash increase due to consolidation of subsidiary ...............................      9,963        --
Other ..........................................................................       (739)       --
 Net cash for investing activities .............................................     (2,687)    (27,994)
FINANCING ACTIVITIES
Proceeds from long-term debt ...................................................       --        37,213
Repayments on long-term debt ...................................................    (19,812)       --
Common stock issuance ..........................................................        322         411
Dividends paid .................................................................     (1,594)     (1,616)
Net cash from (for) financing activities .......................................    (21,084)     36,008
Effect of foreign exchange rate changes on cash ................................       (346)       --
Increase (decrease) in cash and cash equivalents ...............................      9,837      (2,587)
Cash and cash equivalents, beginning of period .................................      1,303       5,224
Cash and cash equivalents, end of period .......................................   $ 10,794    $  2,637

The accompanying notes are an integral part of these statements


                              DONNELLY CORPORATION
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                December 28, 1996


NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 28, 1996, should not be considered indicative of the results that may be expected for the year ended June 28, 1997. The combined consolidated balance sheet at June 29, 1996, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 29, 1996.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30. Accordingly, each quarter ends on the Saturday closest to quarter end. Both the quarters ended December 28, 1996, and December 30, 1995, included 13 weeks.

NOTE B---INVENTORIES

At the beginning of fiscal 1997, the Company changed to the FIFO (first-in, first-out) method for determining the cost of all inventories. Until fiscal 1997, the Company used the LIFO (last-in, first-out) method for determining inventory cost, except for the inventories of consolidated subsidiaries which used the FIFO method. The change in accounting principle was made to provide a better matching of revenue and expenses. This accounting change is not expected to be material for the year and was not material to the financial statements for any previously reported periods. Accordingly, no retroactive restatement of the prior year's financial statements was made.

Inventories consist of:              December 28,    June 29,
   (In thousands)                          1996       1996
LIFO cost:
  Finished products and work in process   $  --     $ 6,745
  Raw materials .......................      --       6,622
                                          -------   -------
                                             --      13,365
                                          -------   -------
FIFO costs:
  Finished products and work in process    21,428     3,397
  Raw materials .......................    25,714     5,280
                                          -------   -------
                                           47,142     8,677
                                          -------   -------
                                          $47,142   $22,042
                                          =======   =======


NOTE C---INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.

On December 6, 1996, the Board of Directors declared a five for four stock split in the form of a 25 percent stock dividend distributed on January 30, 1997. All references to weighted average number of shares outstanding and per share information have been adjusted to reflect the stock split.

NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                     Six  Months Ended
(In thousands)                  December 28,   December 30,
                                   1996           1995
Cash paid during the period for:
Interest .......................   $5,424         $1,427
Income taxes ...................   $5,175         $  183


NOTE E---ACQUISITION AND INVESTMENTS IN AFFILIATES

In October 1996, the Company acquired a controlling interest in Donnelly Hohe GmbH & Co KG ("Donnelly Hohe"). Accordingly, Donnelly Hohe's financial statements are consolidated with those of the Company in the second quarter of 1997. The Company consolidates the Donnelly Hohe financial statements from the one month prior to the Company's period end. For the Company's period ending December 28, 1996, Donnelly Hohe's financial statements are consolidated using the three month period ended November 30, 1996.

Pro-forma impact:


                                Three Months Ended                         Six Months Ended
In thousands, except        December 28,        December 30,        December 28        December 30,
   share data                 1996                1995                1996                1995
Net Sales ................   $188,037             $166,342            $349,899            $305,745
Net Income ...............      3,917                2,629               5,639                 840

Per share of common stock:

         Income per share     $  0.40             $   0.27            $  0.57             $   0.08


In the first quarter of 1997, the Company formed Shunde Donnelly Zhen Hua, Ltd. ("Zhen Hua"), a joint venture with Shunde Zhen Hua Automobile Parts Co., Ltd. The Company acquired a 30% interest in the joint venture which manufactures exterior mirrors for car makers throughout southern China, including Volkswagen, Isuzu and Chrysler. The Company also has an option to buy an additional 30% for a predetermined amount in the future. Zhen Hua operates out of three existing buildings in Shunde, China, which are owned by the joint venture. Certain manufacturing equipment is in place at the time the joint venture was formed and 200 Shunde Zhen Hua employees currently are employed at the facilities.

NOTE F--ASSET SECURITIZATION

In November 1996, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable. The maximum allowable amount of receivables to be sold is $50 million. The amount outstanding at any measurement date varies based upon the level of eligible receivables and management's discretion. Under this agreement, $32.0 million were sold at December 28, 1996. The sale is reflected as a reduction of accounts receivable in the accompanying Combined Consolidated Balance Sheet and as operating cash flows in the accompanying Combined Consolidated Statement of Cash Flows. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs of issuing its own commercial paper backed by these accounts receivable. The discount fees were $0.2 million during the second quarter ended December 28, 1996, and has been included in selling, general and administrative expense in the Company's Combined Consolidated Statement of Income. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

NOTE G---FORWARD-LOOKING STATEMENTS

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

ITEM 2.
                      DONNELLY CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               2ND QUARTER REPORT
                   FOR THE SIX MONTHS ENDED DECEMBER 28, 1996

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

In October 1996, the Company acquired a controlling interest in Donnelly Hohe GmbH & Co KG ("Donnelly Hohe.") Accordingly, Donnelly Hohe's financial statements are consolidated with those of the Company in the second quarter of 1997. The Company consolidates the Donnelly Hohe financial statements from the one month prior to the Company's period end. For the Company's period ending December 28, 1996, Donnelly Hohe's financial statements are consolidated using the three month period ended November 30, 1996. At December 28, 1996, Donnelly Hohe represented approximately 33% of Company's Combined Consolidated total assets.

RESULTS OF OPERATIONS

Consolidated net sales were $188.0 million in the second quarter of 1997 an increase of 76% compared to $106.8 million for the same period last year. While automotive industry production remained stable in both North America and Europe, net sales for the second quarter increased due to stronger sales for the Company's products in North America and the consolidation of Donnelly Hohe, which contributed net sales of $60.5 million for the period. The Company's sales increased by over 18% without the consolidation of Donnelly Hohe. Net sales were $301.4 million for the first six months of 1997 compared to $197.3 million for the same period last year. Consolidated net sales without Donnelly Hohe for the first six months of fiscal 1997 were $240.9 million, an increase of 22%. The consolidation of Donnelly Hohe contributed $60.5 million in net sales for the first half of 1997, all in the second quarter.

Gross profit margin for the second quarter of 1997 was 18.5% compared to 18.8% for the second quarter of 1996. Second quarter gross profit margin was positively impacted by higher volumes, improved operational performance in North America and strong performance in Spain, Mexico and France. The Company's Irish operations experienced significant losses for the period due to a number of factors. The most significant ones are price decreases resulting from currency fluctuations associated with the strong Irish punt and a paint supplier performance problem. The Irish operations also experienced high development and new business start-up costs. In addition, the consolidation of Donnelly Hohe unfavorably impacted gross profit performance for the period. Donnelly Hohe operations continued to experience start-up difficulties on new business programs and customer price pressures. The Company is working to restructure European operations to improve performance to a level more in line with overall corporate financial goals. Gross profit margin for the first six months of fiscal 1997 was 19.2% compared to 17.1% for the same period last year. The gross profit margin for 1996 was negatively affected by simultaneous start-up of three major new business programs which have current annual sales for the Company of over $100 million annually.

Selling, administrative and general expenses increased from $9.9 million in the second quarter of 1996 to $17.7 million in the same period of 1997 due to the consolidation of Donnelly Hohe and to support higher sales for this period. Selling, administrative and general expenses in the second quarter of fiscal 1997 were at 9.4% of sales compared to 9.2% in the second quarter of fiscal 1996. These expenses were 9.6% of sales for the first six months of 1997 compared to 10.1% for the same period last year. Selling, general and administrative expenses continue to be lower as a percentage of sales from previous years due to the Company's commitment to leverage these expenses with continued increases in sales.

Research and development expenses for the second quarter were $8.4 million, or 4.5% of sales, compared to 5.9% of sales last year. These expenses were lower as a percentage to sales due the consolidation of Donnelly Hohe in the second quarter of 1997. Research and development expenses, as a percentage to sales, were at the same level as the previous year for the second quarter without the consolidation of Donnelly Hohe. The Company continues to be committed to developing new and innovative technologies that improve function, quality and safety of automotive products and support new business for complete exterior mirrors, electrochromic mirror systems, interior systems and modular systems. Research and development expenses were 5.2% as a percentage of sales in the first six months of 1997 compared to 6.0% for the same period last year. It is expected that these expenses will be at 4.5% to 4.8% to sales each period with the consolidation of Donnelly Hohe.

Interest expense was $3.0 million in the second quarter of 1997 compared to $2.0 million the previous year. The higher interest expense was due to the consolidation of Donnelly Hohe. Interest expense incurred for the second quarter, excluding the consolidation of Donnelly Hohe, was at the same level as the previous year.

Royalty income was $0.7 million in the second quarter of 1997 compared to $1.2 million in 1996 and was $1.1 million and $2.5 million for the six months of 1997 and 1996, respectively. Royalty payments associated with the sale of the appliance business in 1995 concluded in the fourth quarter of 1996.

Other income was $1.3 million in the second quarter of 1997. The Company sold 2.5% of its holding in Vision Group PLC, resulting in a gain to the Company of $0.9 million. The Company now owns 25.6% of the common stock in Vision Group PLC.

Minority interest in net (income) loss of subsidiaries was ($0.6) million in the second quarter of 1997 due to the consolidation of Donnelly Hohe, compared to $0.1 million last year. Effective in the second quarter of 1997, the Company accounts for its investment in Donnelly Hohe under the purchase method of accounting, thereby requiring the recognition of minority interest in net (income) loss for 33 1/3% of this subsidiary. Equity losses of affiliated companies were ($0.4) million in the second quarter of 1997 compared to a gain of $0.4 million last year. Prior to the second quarter of 1997 the Company accounted for its investment in Donnelly Hohe under the equity method of accounting.

The Company's effective tax rate is 37.8% and 37.6% for the three and six month periods ending December 28, 1996, respectively. This compares to 34.4% and 32.8% for the same respective periods last year. The increase in the effective tax rate is due to higher net operating losses at the Company's subsidiaries in Ireland. The net operating losses are primarily caused by price decreases resulting from currency fluctuations associated with the strong Irish punt, a paint supplier performance problem and high development and new business start-up costs.

The Company had net income of $3.9 million in the second quarter of 1997 compared to $2.6 million in the same period last year. Earnings increased in this period primarily due to higher sales volumes and stronger operating performance in North America in addition to the gain on sale of Vision Group PLC stock. Net income for the six month period was $5.6 million in 1997 compared to $0.8 million in 1996. Net income increased for the six month period due to higher sales volumes, significantly lower start-up costs in North America, lower selling, general and administrative expenses as a percentage to sales for the period and the gain in sale of Vision Group PLC. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1996 to 1997 for either the second quarter or six month period.

The Company is committed to improving shareholder value through focused development of core automotive businesses primarily by increasing the Company's dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets and improving the efficiency of current operations and the effectiveness of new product launches. The Company believes that future results of operations will be influenced by the Company's introduction of improved program management and lean manufacturing
systems,   introduction  of  new  technologies  and  programs  to  the  Company,
significant   global  pricing   pressures  and  general  economic  and  industry
conditions. Operating variances, new business start-up costs, continued development costs and pricing fluctuations from currency movements in foreign markets are expected to continue placing pressure on the performance of the Company's European operations into the second half of fiscal 1997. The Company is working to restructure European operations to improve financial performance to a level more in line with overall corporate financial goals. In addition global pricing pressures are continuing to place pressure on the Company's overall gross profit margin performance as pricing agreements are implemented throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

In November 1996, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable. The maximum allowable amount of receivables to be sold is $50 million. The amount outstanding at any measurement date varies based upon the level of eligible receivables and management's discretion. Under this agreement, $32.0 million were sold at December 28, 1996. The sale is reflected as a reduction of accounts receivable in the accompanying Combined Consolidated Balance Sheet and as operating cash flows in the accompanying Combined Consolidated Statement of Cash Flows. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs of issuing its own commercial paper backed by these accounts receivable. The discount fees were $0.2 million during the second quarter ended December 28, 1996, and has been included in selling, general and administrative expense in the Company's Combined Consolidated Statement of Income. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

The Company's current ratio was 1.5 and 2.0 at December 28, 1996 and June 29, 1996, respectively. Working capital was $58.9 million at December 28, 1996, compared to $63.5 million at June 29, 1996. The decrease in the current ratio for the period was due to the sale of $32.0 million of accounts receivable at December 28, 1996, offset slightly by the addition of Donnelly Hohe's working capital and the increase in cash. The Company had a cash balance of $10.8 million at December 28, 1996, due to the timing of customer payments and cash received on the sale of accounts receivable at Donnelly Hohe. The cash balance was used to reduce bank debt by December 30, 1996.

Capital expenditures for the first six months of 1997 and 1996 were $11.5 and $12.5 million, respectively. Capital spending in 1997 is expected to be at approximately the same level as the previous year. Capital expenditures are not expected to be significantly higher with the consolidation of Donnelly Hohe.

The Company's $80 million bank revolving credit agreement had borrowings against it of $24.7 million at December 28, 1996, compared to $42.2 million at June 29, 1996. The decrease is primarily due to the sale of $32.0 million of accounts receivable at December 28, 1996, the proceeds of which were used to reduce borrowings against the Company's revolving credit agreement. Donnelly Hohe has a 75 million German Mark (approximately $45-$50 million) revolving line of credit agreement, which had borrowings against it of approximately $28.7 million as of November 30, 1996.

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. filed a lawsuit against the Company in Cook County Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products business. The litigation has been removed to the Federal District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products business had been reached, and has filed its lawsuit in an attempt to compel the Company to proceed with the sale. In mid-January, the Company informed Midwest that it did not believe the transaction could be completed due to a number of different reasons. The Company believes that it has acted in good faith and in the best interests of its employees and shareholders. Management believes that the claim by Midwest is without merit and will be resolved without material effect on the Company's financial position or results of operations and cash flows.

The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations and cash flows.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 18 - Preferability Letter for Change in Accounting Method

The preferability letter for change in accounting method was filed as part of Form 10-Q for the quarter ended September 28, 1996, as Exhibit 18 and is hereby incorporated herein by reference.

Exhibit 27 - Financial Data Schedule

(b)      REPORTS ON FORM 8-K

The Registrant filed a Form 8-K, dated October 28, 1996, relating to the acquisition of a controlling interest in Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe.") Therefore, Donnelly Hohe's financial statements are consolidated with those of the Registrant beginning in the second quarter. The initial filing included a description of the acquisition and additional options to increase the Registrant's ownership in the future. The Registrant also filed a Form 8-KA, dated November 27, 1996, which was an amendment to the above Form 8-K. The originally filed Form 8-K did not include audited financial statements for Hohe (the business acquired) or pro forma financial statements which were both filed under cover of the amended Form 8-KA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                      DONNELLY CORPORATION
                                                      Registrant



Date:    February 12, 1997                            /s/ J. Dwane Baumgardner
                                                      ------------------------
                                                      J. Dwane Baumgardner
                                                      (Chairman, Chief Executive
                                                      Officer, and President)



Date:    February 12, 1997                            /s/ William R. Jellison
                                                      -----------------------
                                                      William R. Jellison
                                                      (Vice President, Corporate
                                                      Controller, and Treasurer)