Form 10-K/A
period 1996-06-29
DONNELLY CORP
filed 1997-04-16
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                           AMENDMENT TO CURRENT REPORT

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                         For the Fiscal Year ended June 29, 1996.
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from _____________ to _____________

Commission File Number:  1-9716

                              DONNELLY CORPORATION
             (Exact name of registrant as specified in its charter)

         Michigan                                        38-0493110
(State of other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


    414 East Fortieth Street, Holland, Michigan                    49423
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (616) 786-7000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $102,811,298 as of August 30, 1996.

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

Comparison of 1996 to 1995

     The Company's net sales increased 14.7% to $439.6 million in 1996, from $383.3 million in 1995. Net sales for the Company's operations in North America increased by approximately 12% despite a 3% decrease in North American car and light truck production, the loss of Saturn modular window business (which represented approximately 5% of the Company's net sales in 1995) and price pressures from the Company's major automotive customers. Price decreases, however, did not have a material impact on the Company's increase in net sales for 1996. The increase in net sales remained strong due to higher sales of modular window systems (particularly for the new Chrysler Caravan/Voyager minivans), lighting and trim products, complete exterior mirror products and door handles. Net sales for the Company's European operations increased by approximately 40% from the previous year due to the introduction of modular window programs in Langres, France for the Chrysler Caravan/Voyager minivan and Jeep Cherokee and stronger sales for the Company's electrochromic mirror product line. The Company's Irish operations experienced significant pricing pressures during the year from competition in Eastern Europe and Asia slightly offsetting the higher sales volumes. Consolidated net sales remained relatively strong throughout the year, but were exceptionally strong during the fourth quarter with an increase of 24% over the fourth quarter of 1995.

     Gross profit margin decreased to 18.6% of net sales in 1996, from 21.5% of net sales in 1995. The gross profit margins were adversely impacted in the first half of the year by the start-up of various modular window programs, particularly for the Chrysler Caravan/Voyager minivan, and the implementation of a new paint line in the Company's Newaygo facility. North American gross profit margin performance was also significantly impacted by technical difficulties on a new business program that resulted in significant additional engineering, production and other costs that negatively impacted gross margins by $2.2 million. Although this problem was largely due to factors not directly under the Company's control, the issue was resolved in a timely and cooperative way that provided an uninterrupted source of supply to the customer. Finally, the Company's European operations experienced lower gross profit margins in 1996 compared to 1995 due to pricing pressures and operating expenses at the Company's Irish operations.

     Selling, general and administrative expenses were 8.7% of net sales in 1996, down from 11.8% of net sales in 1995. These costs were significantly reduced primarily as a result of the restructuring plan implemented in 1995 and continued commitment to achieve higher sales levels without a proportionate increase in these expenses. In addition, a patent settlement recognized in 1996 resulted in a reduction of these expenses by 1.3% of net sales. See "Business--Litigation."

     Research and development expenses for 1996 were 6.3% of net sales, compared to 5.9% of net sales in 1995. The increase in research and development costs was due to the technical difficulties on a new business program and costs for the design and development of new window, mirror, door handle and interior trim programs.

     A restructuring charge of $2.4 million was recorded in the fourth quarter of 1996 related to the write-down of certain assets and the closure of the Company's manufacturing facility in Mt. Pleasant, Tennessee. The decision to close the Tennessee facility was based on a number of factors that included a major loss of business during 1995 and the inability to attract significant new business for the plant. These costs included accruals for severance and related employee support programs and write-down of certain assets removed from service. The majority of these liabilities were paid or settled during the first six months of 1997.

     Interest expense increased to $8.1 million in 1996, from $5.0 million in 1995. The increase over 1995 resulted from higher borrowing levels to support the Company's investment in and advances to Donnelly Hohe, which was then an equity affiliate of the Company, and to support the Company's capital expenditures and higher working capital. The Company has advanced $28 million to Donnelly Hohe under a subordinated loan agreement, $14.3 million in 1995 and $13.7 million in 1996. Amounts advanced to Donnelly Hohe under the subordinated loan agreement provide for 10% interest per annum with no principal payments due until its maturity on April 1, 1998. The advances were financed through the Company's existing borrowing agreements. The increase in interest income realized by the Company was a result of the interest charged on the advances to Donnelly Hohe, which is presented net of amounts eliminated from equity earnings in accordance with generally accepted accounting principles.

     Royalty income was $5.2 million in 1996 compared to $3.8 million in 1995. This increase resulted from royalty income associated with the sale of the Appliance Business in 1995. Royalty payments associated with the sale of the Appliance Business in 1995 concluded in the fourth quarter of 1996.

     Equity in earnings of affiliated companies was $0.1 million in 1996 compared to $0.4 million in 1995. Equity earnings from Donnelly Hohe, after the elimination of intercompany interest, were offset by losses at Applied Films Corporation ("AFC"), the Company's joint venture in Boulder Colorado, and Vision Group. The combined impact on net income from the Company's non-automotive joint ventures was a loss of $1.5 million in 1996, compared to income of $0.1 million in 1995. AFC's results were adversely affected by a downturn in the market for coated glass used in the production of liquid crystal displays. The Company is currently exploring opportunities to exit this business. Vision Group continued to experience start-up losses during 1996.

     The Company reported net income of $8.5 million in 1996 compared to $11.0 million for 1995. Net income in 1996 included $1.1 million of net income associated with the patent and license settlement and a $1.4 million net loss for restructuring costs, while 1995 included $2.0 million of net income associated with the gain on the sale and restructuring of certain non-automotive businesses. Positively impacting the Company's North American operations were higher sales volumes, higher royalty income, lower selling, general and administrative costs as a percentage of net sales and a patent and license settlement with a competitor. These improvements were offset by higher than expected start-up costs during the first half of the year, technical difficulties during the third quarter on a new business program which resulted in a reduction of net earnings by $1.2 million, higher research and development costs as a percent of net sales and restructuring charges taken in the fourth quarter. The Company's European operations experienced lower net income at the Company's subsidiaries in Ireland in addition to start-up losses at Langres, France. The Company's net income was also lower in 1996 due to the recognition of a $1.5 million loss for non-automotive affiliated companies.

Comparison of 1995 to 1994

     Donnelly's net sales were $383.3 million in 1995, an increase of 14% over the $337.3 million of net sales in 1994. The Company's North American net sales increased by approximately 10% while automotive production increased 5% in 1995 over 1994 production levels. New business in exterior mirrors, door handles, interior systems and modular systems, along with the strong automotive production levels, all contributed to the stronger sales level. The Company continues to experience pricing pressures from its automotive customers. Price decreases, however, did not have a material impact on the Company's increase in net sales for 1995. The Company's European net sales were higher due to twelve months of net sales included in 1995 for Donnelly Vision Systems Europe ("DVSE"), compared to two months in 1994. The Company acquired DVSE in April 1994.

     Gross profit margin was 21.5% in 1995 compared to 21.8% in 1994. Continuous improvement programs being run throughout the Company, along with higher sales volumes, helped the Company offset price pressures from customers and significant increases in raw material costs.

     Selling, general and administrative expenses were 11.8% of net sales in 1995, an increase from 11.3% of net sales in 1994. The increase was primarily due to patent litigation costs that were significantly higher in 1995 as the Company pursued actions to protect its intellectual property.

     Research and development expenses were 5.9% of net sales in 1995 compared to 6.3% of net sales in 1994.

        In the second quarter of 1995, the Company implemented a restructuring plan to focus on its automotive businesses. The restructuring plan included the sale of the Company's appliance business, the sale of the heavy truck mirror business and the liquidation of the Company's investment in OSD Envizion, a joint venture engaged in the manufacture of welding helmet shields. The Company received total proceeds of $14.2 million associated with the restructuring of these businesses, which had a combined net book value of $6.5 million. In addition, restructuring costs of $3.0 million were also recognized consisting of a severance program and other expenses associated with the plan. The severance program included twenty-five personnel, primarily middle and senior managers of the Company. The spending for these costs was essentially completed by the end of 1995. The restructuring of the non-automotive businesses resulted in a pretax gain of $4.7 million. These non-automotive businesses represented an insignificant portion of the Company's operations for each period reported.

     The Company also restructured certain automotive operations resulting in a charge of $2.4 million in the second quarter, primarily for the write-down of operating assets due to the loss of Saturn's business at D&A Technology, Inc. ("D&A"), the Company's joint venture with Asahi Glass Company. As a result, minority interest in net income of subsidiaries was $0.4 million in 1995 compared to $0.8 million in 1994. D&A represented 5% and 8%, respectively, of the Company's net sales and net income in 1995.

     Interest expense increased to $5.0 million in 1995, from $3.5 million in 1994, due to higher interest rates and to increased borrowing to support increased capital spending.

     Royalty income was $3.8 million in 1995 compared to $1.4 million in 1994. The increase resulted primarily from royalty income associated with the sale of the Appliance Business in 1995. Included in other income was a $0.5 million gain on the sale of a warehouse facility in the fourth quarter of 1995.

     Equity in earnings of affiliated companies increased to $0.4 million in 1995, from a loss of $0.1 million in 1994. Improved earnings at AFC and a slight profit from Donnelly Hohe for the two month period ending May 31, 1995, more than offset start-up costs at Vision Group.

     The Company had net income of $11.0 million in 1995, compared to $7.3 million in 1994. The increase in net income was the result of a restructuring of non-automotive businesses, higher sales volumes, lower research and development costs as a percentage of net sales, higher royalty income and improved equity earnings in affiliated companies. Results from foreign operations improved slightly, as improvements in Ireland exceeded start-up losses in Mexico and France.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 2.0 and 1.7 at June 29, 1996 and July 1, 1995, respectively. Working capital was $63.5 million at June 29, 1996, compared to $40.5 million at July 1, 1995. This increase included an increase in accounts receivables to support higher sales and higher customer tooling and increased inventories to support new business programs reaching full production in the first quarter of 1997. Accounts receivable were also higher due to the year ending on June 29 and the timing of customer payments. The Company's accounts receivable balance as a percent to sales increased from 13.3% at July 1, 1995 to 16.8% at June 29, 1996. The Company's North American customers pay the Company on pre-established payment dates ranging from the 25th to the 30th of each month. Therefore, a number of customer payments were not received by the June 29, 1996 balance sheet date, accounting for the increase in accounts receivable compared to July 1, 1995.

Capital expenditures for 1996 were $20.6 million compared to $29.2 million for 1995 and $35.3 million for 1994. Capital expenditures were lower in 1996 due to the completion of the building additions required the last two years in Langres, France and Newaygo, Michigan to support new business programs, the transfer of the outside mirror glass product line to Mexico and the consolidation of two older interior mirror operations into a new facility in Holland, Michigan. Capital expenditures in 1996 included costs for equipment to support new business for complete exterior mirrors, door handles and modular window encapsulation, bonding and hardware programs. The Company does not have any material commitments for capital expenditures other than those arising out of the normal course of business, which were approximately $9.0 million at June 29, 1996.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Notes to the Combined Consolidated Financial Statements are hereby amended as follows (the information in Item 8 other than the Notes to the Combined Consolidated Financial Statements is not altered by this Form 10-K/A):

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


FOREIGN CURRENCY TRANSLATION

     Except for the Company's subsidiary in Mexico, whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows:
(1) balance sheet accounts at year-end rates; and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year.
Translation gains and losses are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, transaction and translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature for which the translation gains or losses are reported as a separate component of shareholders' equity. Foreign currency transaction gains and losses included in other income are not material.


REVENUE RECOGNITION

     The Company's primary source of revenue is generated from the sale of its products. The Company recognizes revenue when its products are shipped.


CASH AND CASH EQUIVALENTS

     Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.


INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, except for inventories of the consolidated subsidiaries which are valued using the first-in, first-out (FIFO) method.


CUSTOMER TOOLING TO BE BILLED

     Customer tooling to be billed represents costs incurred on behalf of the Company's customers. These costs are recoverable at the time of tool completion and approval, or are recovered in the program's piece price over the program's life, not to exceed a period of three years.


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is provided primarily by the straight-line method. Depreciation is computed over the estimated useful lives of the assets as follows:


                                                    Years
                                                    -----
                  Buildings....................    10 to 40
                  Machinery and equipment......     3 to 12


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


INCOME PER SHARE OF COMMON STOCK

     Income per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for the stock split effective January 30, 1997 (7,802,846 in 1996, 7,744,042 in 1995 and 7,716,923 in 1994).
The potential dilutive effect from the exercise of stock options is not material.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company estimates the fair value of all financial instruments where the carrying value differs from the fair value, primarily long-term fixed rate debt, interest rate swaps and foreign exchange currency contracts, based upon quoted amounts or the current rates available for similar financial instruments. The carrying value of the Company's variable rate debt and all other financial instruments approximates their fair value.


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


2. NATURE OF OPERATIONS

     The Company is an international supplier of high quality automotive parts and component systems from manufacturing operations in North America and Europe. The Company supplies automotive customers around the world with rearview mirror systems, modular window systems and interior lighting and trim systems. The Company also provides products to several non-automotive markets.

     Export revenues are foreign revenues produced by identifiable assets located in the United States. Foreign revenues are generated by identifiable assets at the Company's subsidiaries located in Ireland, France and Mexico. A summary of the Company's operations by geographic area follows:

                                                      Year ended
                                         1996            1995        1994
                                                    (in thousands)
Revenues:
     United States .............      $ 331,469       $ 317,710       $ 296,226
     Foreign ...................         55,998          36,832          18,367
     Export:
     Americas ..................         49,655          25,016          21,557
     Asia ......................            532             981             310
     Europe ....................          1,917           2,786             785
     Other .....................           --                15              17
                                      ---------       ---------       ---------
                                      $ 439,571       $ 383,340       $ 337,262
                                      ---------       ---------       ---------
Operating Income (Loss):
     United States .............      $  15,641       $  19,857       $  16,397
     Foreign ...................         (2,150)         (2,824)         (3,276)
                                      ---------       ---------       ---------
                                      $  13,491       $  17,033       $  13,121
                                      ---------       ---------       ---------
Identifiable Assets:
     United States .............      $ 226,861       $ 186,743       $ 165,172
     Foreign ...................         44,631          37,045          18,629
                                      ---------       ---------       ---------
                                      $ 271,492       $ 223,788       $ 183,801
                                      ---------       ---------       ---------

     Sales to major automobile manufacturers as a percent of the Company's net sales follows:

                                                  Year ended
                                           1996       1995       1994
                                           ----       ----       ----
Chrysler ..........................         33%        18%        18%
Ford ..............................         22         22         24
Honda .............................         16         14         12
General Motors ....................         10         17         21
                                            --         --         --
                                            81%        71%        75%
                                            ==         ==         ==

3. INVENTORIES

     Inventories consist of:

                                                             1996        1995
                                                              (in thousands)
LIFO cost:
     Finished products and work in process .........       $ 6,998       $ 6,743
     Raw materials .................................         6,981         6,622
                                                           -------       -------
                                                            13,979        13,365
                                                           -------       -------
FIFO cost:
     Finished products and work in process .........         3,202         3,397
     Raw materials .................................         7,047         5,280
                                                           -------       -------
                                                            10,249         8,677
                                                           -------       -------
                                                           $24,228       $22,042
                                                           -------       -------

     If only the first-in, first-out method of inventory valuation had been used, inventories would have been $0.4 million and $0.5 million higher than reported at June 29, 1996 and July 1, 1995, respectively, and would have approximated replacement cost.


4. INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES

     The Company's equity affiliates include the following: Donnelly Hohe, a German limited partnership that produces exterior mirrors, interior mirrors, door handles, automotive tooling and electronic components related to mirror systems; Vision Group plc ("Vision Group"), the sole shareholder of VLSI Vision Limited that produces an advanced video microchip; newly formed Shanghai Donnelly Fu Hua Window Systems Company Ltd. (Shanghai Donnelly Fu Hua) that will manufacture encapsulated and framed glass products for the Asian automotive industry; and Applied Films Corporation, a 50% owned joint venture that manufactures thin-film glass coatings used in the production of liquid crystal displays.

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

     During 1996 and 1995, Vision Group sold common shares in a private placement and through public offerings reducing the Company's ownership interest from 40% to 30.4%. The Company's equity in the net proceeds of these sales is reflected as an increase in additional paid-in capital in the accompanying financial statements. The aggregate market value of the Company's investment in Vision Group, based on the quoted market price for Vision Group's common shares, which are listed on the London Stock Exchange, was approximately $44 million at June 29, 1996. The Company's investment in the net assets of Vision Group was approximately $4 million at June 29, 1996.

     Effective April 1, 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG (Donnelly Hohe), a German limited partnership with operations in Germany and Spain. Donnelly Hohe, based in Collenberg, Germany, supplies many of the main automakers in Europe.

The Company acquired 48% of the general partnership interest and 662/3% of the limited partnership interest for $3.6 million. Additionally, the Company has advanced $28 million to Donnelly Hohe under a subordinated loan agreement, $14.3 million in 1995 and $13.7 million in 1996. Amounts advanced to Donnelly Hohe under the subordinated loan agreement provide for 10% interest per annum with no principal payments due until its maturity on April 1, 1998. In connection with the Company's acquisition of the Donnelly Hohe interest, refinancing and additional loans of approximately $70 million were provided to Donnelly Hohe by several banks. The terms of the transaction allow Donnelly to purchase the remaining ownership interest in Donnelly Hohe through various options ranging from $3 million to $10 million. The remaining owners have an option to require the Company to buy their interests at any time based upon a formula which results in a price range of up to $10 million.

     Summarized balance sheet and income statement information for the Company's non-consolidated affiliates accounted for using the equity method are as follows. Income statement information includes Donnelly Hohe's twelve months ended May 31, 1996, and two months ended May 31, 1995. All significant others presented include twelve months ending in the month of June for each year presented.

                                                  1996        1995
                                                   (in thousands)
Summarized Balance Sheet Information
       Current assets .......................   $  90,927    $  80,443
       Non-current assets ...................      82,052       80,986
       Current liabilities ..................      69,931       57,857
       Non-current liabilities ..............      87,905       89,860
       Net equity ...........................   $  15,143    $  13,712
Summarized Income Statement Information
       Net sales ............................   $ 250,904    $  77,756
       Costs and expenses ...................     254,403       77,547
       Net income (loss) ....................   $  (3,500)   $     209

5. DEBT AND OTHER FINANCING ARRANGEMENTS

     Debt consists of:

                                                            1996        1995
                                                                (in thousands)
Borrowings under revolving credit
 agreements at 4.15% and 7.50% .................        $ 35,418        $ 15,700

Senior Notes, due 2004, principal
 payable in installments beginning
 in 1999, interest at 6.67% ....................          15,000          15,000

Senior Notes, due 2005, principal
 payable in installments beginning
 in 2000, interest at 7.22% ....................          15,000          15,000

Senior Notes, due 2006, principal
 payable in installments beginning
 in 2001, interest at 6.70% ....................          20,000            --

Industrial revenue bonds:

$9,500 at adjustable rates
 (3.80% at June 29, 1996), due in
 2008-2010; $5,000 at a fixed rate
 of 8.13%, due in 2012 .........................          14,500          14,500

Other ..........................................           1,998           6,602

Total ..........................................         101,916          66,802

Less current maturities ........................             159             428

                                                        $101,757        $ 66,374

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

     The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At June 29, 1996, the Company was in compliance with all related covenants. Retained earnings available for dividends at June 29, 1996, are $19.6 million.

     Annual principal maturities consist of:

                                                                            11

Year ending                                     Amount
                                             (in thousands)
1997 .....................................   $    159
1998 .....................................        117
1999 .....................................      3,525
2000 .....................................      7,000
2001 .....................................     20,357
2002 and thereafter ......................     70,758
                                             $101,916

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

     In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (see Note 1), the Company has provided the following fair value estimates for instruments in which the fair value differs from carrying value at June 29, 1996:

                                                   Carrying Value     Fair Value
                                                          (in thousands)
Liabilities
   Long-term fixed rate debt ................         $ 55,000         $ 53,630
Derivatives
   Interest rate swaps ......................             --               (423)
   Foreign exchange contracts ...............             --                274

7. BENEFIT PLANS

A. Pension Benefits

     The Company sponsors defined benefit pension plans covering substantially all employees. Pension costs for the plans are funded in amounts which equal or exceed regulatory requirements. Benefits under these plans are based primarily on years of service and compensation.

     Assumptions and net periodic pension cost are as follows:

                                                                            12

                                                         Year ended
                                              1996          1995          1994
                                                        (in thousands)
Discount rate ..............................      8.00%       8.25%       8.25%
Compensation increase ......................      5.00%       5.00%       5.00%
Expected return on plan assets .............      9.50%       9.50%       9.50%
Service cost ...............................   $ 3,545     $ 3,544     $ 3,178

Interest cost ..............................     5,060       4,560       3,912
Actual gain on plan assets .................    (8,528)     (6,389)       (854)

Net amortization and deferral ..............     4,550       2,563      (2,292)

Net periodic pension cost ..................   $ 4,627     $ 4,278     $ 3,944

     The funded status of the defined benefit pension plans is summarized below:

                                          1996          1995
                                             (in thousands)
Accumulated benefit obligation,
 including vested benefits of
 $43,101 and $38,997 .................   $(43,945)   $(40,328)
Effect of projected compensation
 increases ...........................    (23,826)    (23,462)
Projected benefit obligation
 for service rendered to date ........    (67,771)    (63,790)
Plan assets at fair value,
 primarily corporate equity and
 debt securities .....................     55,784      47,180
Projected benefit obligation
 in excess of plan assets ............    (11,987)    (16,610)
Unrecognized net transition obligation        408         492
Unrecognized prior service cost ......        530         120
Unrecognized net loss ................      1,926      10,165
Net pension liability ................   $ (9,123)   $ (5,833)

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

     The components of the net periodic postretirement benefit cost are as follows:

                                                               Year ended
                                                          1996     1995     1994
                                                              (in thousands)
Service cost ..........................................   $  450   $  402   $  388
Interest cost .........................................      830      779      661
Amortization of net transition obligation over 22 years      360      360      360
Unrecognized net loss .................................       20       13     --
Net periodic postretirement benefit cost ..............   $1,660   $1,554   $1,409

     The postretirement health care liability recognized in the balance sheet is as follows:

                                                                            13

                                                 1996         1995
                                                    (in thousands)
Retirees ....................................   $ (5,946)   $ (5,973)
Fully eligible active participants ..........        (66)        (14)
Other active participants ...................     (5,467)     (4,961)
Accumulated postretirement benefit obligation    (11,479)    (10,948)
Unrecognized transition obligation ..........      6,841       7,201
Unrecognized net loss .......................      1,486       1,519
Postretirement health care liability ........   $ (3,152)   $ (2,228)
                                                ========    ========

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


8. TAXES ON INCOME

Effective July 4, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change of $0.5 million is reported separately in the 1994 combined consolidated statement of income. Deferred income taxes under SFAS No. 109 reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and those amounts as measured by income tax laws. The Company has grouped the noncurrent deferred tax assets with other assets and the net noncurrent deferred tax liability with certain other liabilities on the balance sheet. The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) are as follows:

                                       1996        1995
                                         (in thousands)
Fixed assets ......................   $(5,581)   $(4,237)
Retirement plans ..................     3,106      1,641
Postretirement benefits ...........     1,103        780
Loss carryforwards ................     2,095        636
Accrued expenses and other ........      (280)      (271)

Net deferred tax asset (liability)    $   443    $(1,451)

Per Balance Sheet:

                                       1996        1995
                                         (in thousands)
Current income tax asset ..........   $ 1,912      2,197
Noncurrent income tax asset .......     2,095       --
Noncurrent income tax liability ...    (3,564)    (3,648)

Net deferred tax asset (liability)    $   443    $(1,451)

     At June 29, 1996, the Company has $2.1 million of net operating loss carryforwards, the majority of which expire in 2010 or are indefinite.

                                                                            14

                                                         Year ended
                                              1996        1995         1994
                                                    (in thousands)
Income before taxes on income consists of:
      Domestic ...........................   $ 15,647    $ 18,692    $ 14,453
      Foreign ............................     (3,298)     (1,869)     (3,445)
                                             $ 12,349    $ 16,823    $ 11,008
Tax expense (benefit) consists of:
      Current:
           Domestic ......................   $  6,909    $  7,920    $  4,782
           Foreign .......................          8         (17)        (16)
                                                6,917       7,903       4,766
      Deferred:
           Domestic ......................     (2,156)     (1,761)     (1,101)
           Foreign .......................       (570)       (347)       (331)
                                               (2,726)     (2,108)     (1,432)
                                             $  4,191    $  5,795    $  3,334

     The difference from the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

                                                       Year ended
                                             1996          1995        1994
                                                      (in thousands)
Income taxes at federal statutory rate         35%          35%          34%
Impact of:
        Available tax credits ........         --           (2)         (11)
        Foreign subsidiary earnings ..          5            2            7
        DISC earnings ................         (6)          (2)          (3)
        Other ........................         --            1            3
Effective tax rate ...................         34%          34%          30%
Income taxes paid ....................   $  3,731     $ 10,332     $  3,149

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


10. STOCK PURCHASE AND OPTION PLANS

     The Company's Employees' Stock Purchase Plan permits the purchase in an aggregate amount of up to 437,800 shares of Class A Common Stock. Eligible employees may purchase stock at market value, or 90% of market value if the price is $8.00 per share or higher, up to a maximum of $5,000 per employee in any calendar year. The Company issued 17,460 shares in 1996 and 22,771 shares in 1995 under this plan.

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

     Options have been granted to purchase common stock at prices ranging from $9.20 to $20.125 per share. Options were exercised during 1995 and 1996 at prices ranging from $9.20 to $10.60 per share. A summary of option transactions follows:

                                                 Year ended
                                           1996    1995   1994
                                             (in thousands)
Options outstanding, beginning of year    412     361     283
Options granted ......................     80      76      79
Options exercised ....................    (47)    (13)     (1)
Options expired ......................    (36)    (12)     --
Options outstanding, end of year .....    409     412     361

Exercisable, end of year .............    337     343     282

The Company has reserved 364,975 shares for future grants at June 29, 1996

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

     On April 1, 1996, the Company entered into a settlement agreement with Gentex which resolved all aspects of these three lawsuits except for the pending appeal referred to above. Under the agreement, Gentex paid the Company $6.0 million in settlement fees and will pay an additional $0.2 million if the
Company prevails in its appeal. In addition, the settlement includes cross-licensing of certain patents which each party may practice within its own core technology area, and an agreement that the parties will not pursue litigation against each other on certain other patents for a period of four years. This settlement was recognized in selling, general and administrative, net of related patent litigation costs previously capitalized. Patent litigation costs included in selling, general and administrative expenses were $3.7 million, $3.1 million and $0.8 million in 1996, 1995, and 1994, respectively.

B. Other Litigation

     The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position, results of operation and liquidity, individually and in the aggregate.

C. Other

     As of June 29, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $9 million.


12. LEASES

The Company leases various facilities and equipment. Rental expense charged to operations amounted to approximately $3.8 million for 1996, $2.5 million for 1995 and $2.5 million for 1994. In 1995 the Company entered an agreement for the sale and leaseback of newly installed modular window production equipment. The equipment was sold at cost and no gain or loss was recognized on the transaction. The lease which has six one year renewal terms, an effective 6.9% fixed interest rate and a 40% balloon for the Company option to purchase after the full seven year term is classified as an operating lease.

     Future minimum lease payments, excluding renewal options, consist of:

Year ending                    Amount
                           (in thousands)
1997 ..............            $3,688
1998 ..............             1,196
1999 ..............               514
2000 ..............               578
2001 ..............               221
2002 and thereafter               485
                               $6,682

13. RESTRUCTURING OF OPERATIONS

     In the fourth quarter of 1996, the Company recorded a restructuring charge of $2.4 million related to the write-down of certain assets and the closure of the Company's manufacturing facility in Mt. Pleasant, Tennessee. The decision to close the Tennessee facility was based on a number of factors that included a major loss of business one year ago and the inability to attract significant new business for the plant. These costs include accruals for severance and related employee support programs and write-off of certain assets removed from service. The majority of these liabilities will be paid or settled during the first six months of 1997.

       In the second quarter of 1995, the Company implemented a restructuring plan to focus on its automotive businesses. The restructuring plan included the sale of the Company's appliance business, the sale of the heavy truck mirror business and the liquidation of the Company's investment in OSD Envizion, a joint venture engaged in the manufacture of welding helmet shields. The Company received total proceeds of $14.2 million associated with the restructuring of these businesses, which had a combined net book value of $6.5 million. In addition, restructuring costs of $3.0 million were also recognized consisting of a severance program and other expenses associated with the plan. The severance program included twenty-five personnel, primarily middle and senior managers of the Company. The spending for these costs was essentially completed by the end of 1995. The restructuring of the non-automotive businesses resulted in a pretax gain of $4.7 million. These non-automotive businesses represented an insignificant portion of the Company's operations for each period reported.

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


14. QUARTERLY FINANCIAL DATA--UNAUDITED

     The Company's common stock is traded on the American Stock Exchange under the Symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

Fiscal                           1996                           1995
--------------------------------------------------------------------------------
Quarter                   High          Low                High         Low
--------------------------------------------------------------------------------
First                   $ 16 3/4      $ 14 1/2          $ 17 1/2      $ 15 1/8
Second                    15 5/8        13 3/4            17 5/8        13 1/4
Third                     14 7/8        13                18            15 1/8
Fourth                    16 1/8        13 3/4            17 5/8        14 7/8
--------------------------------------------------------------------------------

                                                 First      Second      Third     Fourth     Total
                                                Quarter     Quarter    Quarter    Quarter    Year
                                                      (in thousands, except per share data)
1996
    Net sales ...............................   $ 90,523    $106,823   $116,445   $125,780   $439,571
     Gross profit ...........................     13,685      20,030     22,153     25,873     81,741
     Operating income (loss) ................     (2,087)      3,899      3,920      7,759     13,491
    Net Income (loss):
          Income (loss) .....................     (1,789)      2,629      2,503      5,111      8,454
         Per common share ...................       (.23)        .34        .32        .65       1.08
    Dividends declared per share of common stock     .10         .10        .10        .10        .40
1995
     Net sales ..............................   $ 86,741    $ 98,460   $ 96,708   $101,431   $383,340
     Gross profit ...........................     18,101      22,312     21,019     21,136     82,568
    Operating income ........................        811       7,274      4,828      4,120     17,033
    Net Income (loss):
         Income (loss) ......................        (85)      4,699      3,076      3,319     11,009
          Per common share ..................       (.01)        .61        .40        .42       1.42
     Dividends declared per share of common stoc     .08         .08        .08        .08        .32

     All per share data has been adjusted for the stock split effective January 30, 1997. The impact of certain transactions on the 1996 and 1995 quarterly results of operations is discussed in Notes 11 and 13. See Management's Discussion and Analysis of Results of Operations and Financial Condition for discussion of the Company's results of operations.

                                    PART IV.

    ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(c)     EXHIBITS

The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONNELLY CORPORATION



/s/William R. Jellison
Vice President, Corporate
Controller and Treasurer

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

22        Schedule of Affiliates.

24 Consent of BDO Seidman, LLP, independent public accountants for Form-10K for the fiscal year ending June 29, 1996.

24a Consent of BDO Seidman, LLP, independent public accountants for Form-10K/A for the fiscal year ending June 29, 1996.

27        Financial Data Schedules.

                                  Exhibit 24a

              Consent of Independent Certified Public Accountants

We hereby consent to the incorporation by reference of our reports dated August 2, 1996, relating to the combined consolidated financial statements and schedule of Donnelly Corporation appearing in the corporation's amended annual report on Form 10-K for the year ended June 29, 1996, in that corporation's previously filed Form S-8 Registration Statements for that corporation's 1987 Stock Option Plan (Registration No. 33-26555), 1987 Employees' Stock Purchase Plan (Registration No. 33-34746) and Non-Employee Directors' Stock Option Plan (Registration No. 33-55499).




/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
April 14, 1997