Form 10-Q/A
period 1996-12-28
DONNELLY CORP
filed 1997-04-16
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A


                                QUARTERLY REPORT

                          AMENDMENT TO CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended December 28, 1996 Commission File Number 1-9716

                              DONNELLY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            Michigan                                      38-0493110
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

414 East Fortieth Street, Holland, Michigan                      49423
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (616) 786-7000


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


GENERAL


Effective in April 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"), a German limited partnership with operations in Germany and Spain. Donnelly Hohe, based in Collenberg, Germany, supplies many of the main automakers in Europe with exterior automotive mirrors, interior mirrors, door handles, automotive tooling and electronic components related to mirror systems. The Company initially acquired for $3.6 million 48% of the controlling general partnership interest and 662/3% of the limited partnership interest in Donnelly Hohe. The Company also made a $28 million subordinated loan to Donnelly Hohe. In October 1996, the Company acquired an additional 13% interest in the general partner of Donnelly Hohe, resulting in the Company owning a controlling interest in Donnelly Hohe. Accordingly, Donnelly Hohe's financial statements are consolidated with those of the Company in the second quarter of 1997, and at December 28, 1996, Donnelly Hohe represented approximately 33% of Company's combined consolidated total assets.

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of or for a period ended on a particular date include Donnelly Hohe's financial statements as of or for a period ended approximately one month before that date. The Company intends to continue this practice. The Company's period ended December 28, 1996, consolidated Donnelly Hohe's financial statements for the three month period ended November 30, 1996.

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


RESULTS OF OPERATIONS

Net sales were $301.4 million for the first six months of 1997 compared to $197.3 million for the same period in 1996. The consolidation of Donnelly Hohe contributed $60.5 million of net sales for the first six months of 1997, all in the second quarter. Excluding Donnelly Hohe, consolidated net sales for the first six months of 1997 were $240.9 million, an increase of 22% over the first six months of 1996. Net sales for the Company's operations in North America increased by 20% for the first six months of 1997 compared to the same period in 1996, despite the fact that automotive industry production remained stable. North American net sales increased primarily due to programs launched in 1996 running at full production volumes and new product introductions in the modular window and interior trim product lines. Net sales also increased as a result of strong sales of vehicles containing Company products, such as the Chrysler Caravan and the Ford Expedition. Excluding the consolidation of Donnelly Hohe, net sales for the Company's European operations for the first six months of 1997 were 38% higher than the same period in 1996 due to higher sales of interior and electrochromic mirrors and modular windows.

Gross profit margin for the second quarter of 1997 was 18.5% compared to 18.8% for the second quarter of 1996 and was 19.2% and 17.1% for the first six months of 1997 and 1996, respectively. The Company's North American gross profit margins were stronger due to higher volumes and significantly lower start-up expenses compared to 1996. In the first six months of 1996, the Company's North American gross profit margin was negatively impacted due to simultaneous start-up of three major new business programs. Management believes that annual net sales in 1997 for these products will exceed $100 million. The Company's European gross profit margins were lower as a percent to sales than the previous year due to the consolidation of Donnelly Hohe and lower gross profit margins at the Company's Irish subsidiaries. Donnelly Hohe's gross profit margin, as a percent of net sales, has been slightly lower than that of the Company. Accordingly, the consolidation of Donnelly Hohe unfavorably impacted gross profit performance as a percentage of net sales for the period. In addition, the Company's Irish operations experienced lower gross profit for the first six months of 1997 compared to the same period in 1996 due to a number of factors, including price decreases resulting from currency fluctuations associated with the strong Irish punt and a paint supplier performance problem. The Irish operations also experienced new business start-up costs primarily related to electrochromic mirrors. Partially offsetting the unfavorable variances in Europe were strong gross profit margins at the Company's operations in Spain and France.

Selling, administrative and general expenses increased form $9.9 million in the second quarter of 1996 to $17.7 million in the same period of 1997 due to the consolidation of Donnelly Hohe and to support higher sales for this period. Selling, administrative and general expenses in the second quarter of fiscal 1997 were at 9.4% of sales compared to 9.2% in the second quarter. These expenses were 9.6% of net sales for the first six months of 1997 compared to 10.1% for the same period in 1996 and continue to decline as a percentage of net sales due to the Company's ability to achieve higher sales levels without a proportionate increase in these expenses.

Research and development expenses for the second quarter were $8.4 million, or 4.5% of sales, compared to 5.9% of sales last year and were lower as a percentage to sales due the consolidation of Donnelly Hohe in the second quarter of 1997. As a percentage to sales, these expenses were at the same level as the previous year for the second quarter without the consolidation of Donnelly Hohe. Research and development expenses were 5.2% of net sales in the first six months of 1997 compared to 6.0% for the first six months of 1996 and were comparable to those in the same period in 1996 excluding the consolidation of Donnelly Hohe. Management expects that these expenses will be approximately 4.5% to 5.0% of net sales in future periods.

Interest expense was $3.0 million in the second quarter of 1997 compared to $2.0 million the previous year and $5.0 million and $3.7 million for the first six months of 1997 and 1996, respectively. The higher interest expense was due to the consolidation of Donnelly Hohe. Interest expense, excluding the consolidation of Donnelly Hohe, was at the same level as the previous year.

Royalty income was $1.1 million and $2.5 million for the first six months of 1997 and 1996, respectively. Royalty payments associated with the sale of the refrigerator glass shelving business (the "Appliance Business") in 1995 concluded in the fourth quarter of 1996.

Other income was $1.0 million for the first six months of 1997. The Company sold 2.5% of its holding in Vision Group plc ("Vision Group"), resulting in a gain to the Company of $0.9 million. The Company now owns 25.6% of the common stock of Vision Group. The Company's cash investment in the net assets of Vision Group is $0.7 million, which is reflected as an $8.4 million investment on the Company's balance sheet at December 28, 1996. During 1997, 1996 and 1995, Vision Group sold common shares in a private placement and through public offerings reducing the Company's ownership interest from 40.0% to 25.6%. The Company's equity in the net proceeds of these sales is reflected as an increase in additional paid-in capital in the accompanying financial statements.

Minority interest in net (income) loss of subsidiaries was ($0.6) million in the first six months of 1997 due to the consolidation of Donnelly Hohe, compared to $0.2 million in the first six months of 1996. Beginning in the second quarter of 1997, the Company accounts for its investment in Donnelly Hohe under the purchase method of accounting, thereby requiring the recognition of minority interest in net (income) loss for 331/3% of this subsidiary. Prior to the second quarter of 1997, the Company accounted for its investment in Donnelly Hohe under the equity method of accounting. Equity in losses of affiliated companies were ($0.6) million in the first six months of 1997 compared to a loss of ($0.2) million for the same period in 1996.

The Company's effective tax rate was 37.6% for the six month period ending December 28, 1996, compared to 32.8% for the six month period ending December 30, 1995. The increase in the effective tax rate is due to higher net operating losses at the Company's subsidiaries in Ireland that provide a lower tax benefit due to lower tax rates in Ireland.

Net income for the six month period was $5.6 million in 1997 compared to $0.8 million in 1996. North American net income increased compared to the first six months of 1996 due to higher sales, significantly lower start-up costs, improved operational performance and lower selling, general and administrative expenses as a percent of net sales. Net income for the Company's European operations was lower in the first six months of 1997 as compared to the same period in 1996 due to losses experienced at the Company's Irish operations. The Company's net income was positively impacted for first six months of 1997 by the gain on sale of Vision Group stock. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1996 to 1997 for the six month periods.

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

The Company's current ratio was 1.5 and 2.0 at December 28, 1996 and June 29, 1996, respectively. Working capital was $58.9 million at December 28, 1996, compared to $63.5 million at June 29, 1996. The decrease in the current ratio for the period was due to the sale of $32.0 million of accounts receivable at December 28, 1996, offset slightly by the addition of Donnelly Hohe's working capital and the increase in cash. The Company had a cash balance of $10.8 million at December 28, 1996, due to the timing of customer payments and cash received on the sale of accounts receivable at Donnelly Hohe. The cash balance was used to reduce bank debt by December 30, 1996. With respect to the timing of customer payments, the Company's North American customers pay the Company on pre-established payment dates ranging from the 25th to the 30th of each month. Therefore, a number of customer payments were not received by the June 29, 1996 balance sheet date, accounting for the increase in accounts receivable compared to July 1, 1995.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                    DONNELLY CORPORATION
                                                    Registrant


Date:    April 15, 1997                             /s/ William R. Jellison
                                                    -----------------------
                                                    William R. Jellison
                                                    (Vice President, Corporate
                                                    Controller, and Treasurer)