Form 10-Q
period 1997-03-29
DONNELLY CORP
filed 1997-05-13
CIK 805583

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 FORM 10-Q


                             QUARTERLY REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended March 29, 1997 Commission File Number 1-9716

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

5,412,286 shares of Class A Common Stock and 4,463,243 shares of Class B Common Stock were outstanding as of April 30, 1997.

DONNELLY CORPORATION

INDEX

                                                                     Page
                                                                   Numbering

PART 1.	FINANCIAL INFORMATION

	Item 1.		Financial Statements

     Condensed Combined Consolidated Balance Sheets
     - March 29, 1997 and June 29, 1996                                 3

     Condensed Combined Consolidated Statements of Income
     - Three months and nine months ended March 29, 1997
       and March 30, 1996                                               4

     Condensed Combined Consolidated Statements of Cash Flows
     - Nine months ended March 29, 1997 and March 30, 1996              5

     Notes to Condensed Combined Consolidated Financial Statements 	 6-8

     Item 2.        Management's Discussion and Analysis of Results
                    of Operations and Financial Condition            9-14

PART II.	OTHER INFORMATION

     Item 1.        Legal Proceedings                                  15

     Item 6.        Exhibits and Reports on Form 8-K                   16

     Signatures                                                        17

ITEM 1.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                   March 29,     June 29,
In thousands                                         1997          1996
                                                   --------      --------
ASSETS
Current assets:
Cash and cash equivalents                          $   6,070     $   1,303
Accounts receivable, less allowance
  of $879 and $571                                    69,138        73,658
Inventories                                           45,310        24,228
Prepaid expenses and other current assets             33,715        27,506
                                                    --------      --------
     Total current assets                            154,233       126,695
Property, plant and equipment                        287,537       157,161
Less accumulated depreciation                        130,377        57,397
                                                    --------      --------
     Net property, plant and equipment               157,160        99,764
Investments in and advances to affiliates             15,426        37,932
Other assets                                          20,699         7,101
                                                    --------      --------
     Total assets                                  $ 347,518     $ 271,492
                                                    --------      --------
                                                    --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts and notes payable                        $  69,490      $  44,349
Current maturities of long-term debt                  5,306            159
Other current liabilities                            35,446         18,705
                                                   --------       --------
     Total current liabilities                      110,242         63,213
Long-term debt, less current maturities             117,017        101,757
Deferred income taxes and other liabilities          24,516         17,670
                                                   --------       --------
     Total liabilities                              251,775        182,640
                                                   --------       --------
Minority interest                                       279              -
Preferred stock                                         531            531
Common stock                                            991            787
Other shareholders' equity                           93,942         87,534
                                                   --------       --------
     Total shareholders' equity                      95,464         88,852
                                                   --------       --------
     Total liabilities and shareholders' equity   $ 347,518      $ 271,492
                                                   --------       --------
                                                   --------       --------


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months Ended     Nine Months Ended
                                --------------------   --------------------
                                March 29,  March 30,   March 29,  March 30,
In thousands except share data    1997        1996       1997        1996
                                --------   --------    --------   --------
Net sales                       $181,681   $116,445    $483,118   $313,791

Costs and expenses:
 Cost of sales                   148,360     94,292     391,878    257,923
 Selling, general and
  administrative                  18,514     10,452      47,324     30,475
 Research and development          9,404      7,781      24,971     19,661
                                --------   --------    --------   --------
Operating income                   5,403      3,920      18,945      5,732

 Interest expense                  2,663      2,394       7,654      6,131
 Royalty income                     (135)    (1,763)     (1,216)    (4,266)
 Interest income                    (135)      (469)       (549)    (1,073)
 Other income, net                  (370)      (418)     (1,345)      (548)
                                --------   --------    --------   --------
Income before taxes on income      3,380      4,176      14,401      5,488
 Taxes on income                   1,226      1,419       5,369      1,849
                                --------   --------    --------   --------
Income before minority interest
 and equity earnings               2,154      2,757       9,032      3,639
 Minority interest in net (income)
  loss of subsidiaries               490        (16)       (104)       186
 Equity in earnings (losses) of
  affiliated companies               314       (238)       (331)      (482)
                                --------   --------    --------   --------
Net income                     $   2,958  $   2,503   $   8,597  $   3,343
                                --------   --------    --------   --------
                                --------   --------    --------   --------

Per share of common stock:
 Net income                    $    0.30  $    0.26   $    0.87  $    0.34
 Cash dividends declared       $    0.10  $    0.08   $    0.26  $    0.24

 Average common shares
 outstanding                   9,848,733  9,766,249   9,822,335  9,743,343


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                  -----------------------
                                                  March 29,     March 30,
In thousands                                        1997           1996
                                                  --------      --------
OPERATING ACTIVITIES
Net income                                       $   8,597     $   3,343

Adjustments to reconcile net income
  to net cash from (for) operating
  activities:
Depreciation and amortization                       15,291         9,355
Loss (gain) on sale of property and equipment         (596)            -
Loss (gain) on sale of affiliate stock                (872)            -
Deferred pension cost and postretirement benefits    3,916         1,469
Deferred income taxes                               (1,587)          (23)
Minority interest income (loss)                        312          (202)
Equity in (earnings) losses of affiliated company      786         1,057

Changes in operating assets and liabilities:
Sale of accounts receivable                         38,777             -
Accounts receivable                                (12,738)      (23,373)
Inventories                                         (4,289)       (2,896)
Prepaid expenses and other current assets           (2,457)      (10,424)
Accounts payable and other current liabilities       9,008        16,854
Other                                               (2,366)          304
                                                  --------      --------
  Net cash from (for) operating activities          51,782        (4,536)
                                                  --------      --------
                                                  --------      --------

INVESTING ACTIVITIES
Capital expenditures                               (20,194)      (18,811)
Investments in and advances to equity
 affiliates                                         (4,589)      (15,368)
Proceeds from sale of property and equipment         3,248             -
Proceeds from sale of affiliate stock                  974             -
Purchase of minority interest                            -        (2,100)
Change in unexpended bond proceeds                     142           392
Cash increase due to consolidation of subsidiary     9,963             -
Other                                                 (781)            -
                                                  --------      --------
  Net cash for investing activities                (11,237)      (35,887)
                                                  --------      --------
                                                  --------      --------

FINANCING ACTIVITIES
Proceeds from long-term debt                             -        39,463
Repayments on long term debt                       (33,369)            -
Common stock issuance                                  863           586
Dividends paid                                      (2,592)       (2,378)
                                                  --------      --------
  Net cash from (for) financing activities         (35,098)       37,671
                                                  --------      --------
                                                  --------      --------
Effect of foreign exchange rate changes on cash       (680)            -
Increase (decrease) in cash and cash equivalents     5,447        (2,752)
Cash and cash equivalents, beginning of period       1,303         5,224
                                                  --------      --------
Cash and cash equivalents, end of period         $   6,070     $   2,472
                                                  --------      --------
                                                  --------      --------


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 1997

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 29, 1997, should not be considered indicative of the results that may be expected for the year ended June 28, 1997. The combined consolidated balance sheet at June 29, 1996, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 29, 1996.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30. Accordingly, each quarter ends on the Saturday closest to quarter end. Both the quarters ended March 29, 1997 and March 30, 1996, included 13 weeks.

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


Inventories consist of:
   (In thousands)	                            March 29,     June 29,
                                                1997          1996
                                              ---------     ---------
LIFO cost:
  Finished products and work in process       $     ---     $   6,743
  Raw materials                                     ---         6,622
                                              ---------     ---------
                                                    ---        13,365
                                              ---------     ---------
FIFO costs:
  Finished products and work in process          19,605         3,397
  Raw materials                                  25,705         7,466
                                              ---------     ---------
                                            	    45,310        10,863
                                              ---------     ---------
                                              $  45,310     $  24,228
                                              ---------     ---------
                                              ---------     ---------


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

NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                  Nine Months Ended
(In thousands)                              March 29,          March 30,
                                              1997                1996
                                            ---------          ---------
Cash paid during the period for:
Interest                                    $    7,437         $   2,227
Income taxes                                $    8,575         $     249


NOTE E---ACQUISITION AND INVESTMENTS IN AFFILIATES

In October 1996, the Company acquired a controlling interest in Donnelly Hohe GmbH & Co KG ("Donnelly Hohe"). Accordingly, Donnelly Hohe's financial statements were consolidated with those of the Company at the beginning of the second quarter of 1997. The Company consolidates the Donnelly Hohe financial statements from the one month prior to the Company's period end. For the Company's period ending March 29, 1997, Donnelly Hohe's financial statements are consolidated using the period ended February 28, 1997. Pro-form results of operations, as though the the Company had combined at the beginning of each period presented, is as follows:

Pro-forma impact:


                                Three Months Ended      Nine Months Ended
                               ---------------------  ---------------------
                               March 29,   March 30,  March 29,   March 30,
In thousands, except share data  1997	     1996       1997        1996
                               ---------   ---------  ---------   ---------
Net sales	                     $181,681    $172,830   $531,580    $477,150
Net income                        2,958       2,503      8,597       3,343

Income per share of
common stock                       0.30        0.26       0.87        0.34


NOTE F--ASSET SECURITIZATION

In November 1996, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable. The maximum allowable amount of receivables to be sold is $50 million. The amount outstanding at any measurement date varies based upon the level of eligible receivables and management's discretion. Under this agreement, $38.8 million were sold at March 29, 1997, the proceeds of which were used to reduce borrowings under the Company's revolving credit agreements. The sale is reflected as a reduction of accounts receivable in the accompanying Condensed Combined Consolidated Balance Sheet and as operating cash flows in the accompanying Condensed Combined Consolidated Statement of Cash Flows. The sales proceeds are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs of issuing its own commercial paper backed by these accounts receivable. Discount fees of $0.8 million are included in selling, general and administrative expenses in the accompanying Condensed Combined Consolidated Statement of Income for the period ended March 29, 1997. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

NOTE G--RESTRUCTURING

On February 18, 1997, the Company announced its intention to restructure the Company's European operations to realign the Company's European manufacturing capacity and to reduce future operating costs, primarily by reducing the number of non-production employees in the Company's European operations. The restructuring is intended to result in reductions in operating costs through improved quality, better personnel training and management and outsourcing certain production. The restructuring also involves reorganizing product lines and production to realize efficiencies in the production process. The Company is in the process of finalizing the details of the planned restructuring, and has begun its implementation. Management believes that the expense of the restructuring (primarily severance payments resulting from a reduction in the number of employees) will reduce net income by a one-time charge of approximately $3.5 to $4.5 million in the fourth quarter of 1997.

NOTE H---FORWARD-LOOKING STATEMENTS

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

Item 2.

DONNELLY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
THIRD QUARTER REPORT
FOR THE NINE MONTHS ENDED MARCH 29, 1997


GENERAL

Effective in April 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"), a German limited partnership with operations in Germany and Spain. Donnelly Hohe, based in Collenberg, Germany, supplies many of the main automakers in Europe with exterior automotive mirrors, interior mirrors, door handles, automotive tooling and electronic components related to mirror systems. The Company initially acquired for $3.6 million 48% of the controlling general partnership interest and 66 2/3% of the limited partnership interest in Donnelly Hohe. The Company also made a $28 million subordinated loan to Donnelly Hohe. In October 1996, the Company acquired an additional 13% interest in the general partner of Donnelly Hohe, resulting in the Company owning a controlling interest in Donnelly Hohe. Accordingly, Donnelly Hohe's financial statements are consolidated with those of the Company in the second quarter of 1997, and at March 29, 1997, Donnelly Hohe represented approximately 33% of the Company's combined consolidated total assets.

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of or for a period ended on a particular date include Donnelly Hohe's financial statements as of or for a period ended approximately one month before that date. The Company intends to continue this practice. The Company's financial statements for the period ended March 29, 1997, consolidate Donnelly Hohe's financial statements for the period ended February 28, 1997.

On February 18, 1997, the Company announced its intention to restructure the Company's European operations to realign the Company's European manufacturing capacity and to reduce future operating costs, primarily by reducing the number of non-production employees in the Company's European operations. The restructuring is intended to result in reductions in operating costs through improved quality, better personnel training and management and outsourcing certain production. The restructuring also involves reorganizing product lines and production to realize efficiencies in the production process. The Company is in the process of finalizing the details of the planned restructuring, and has begun its implementation. Management believes that the expense of the restructuring (primarily severance payments resulting from a reduction in the number of employees) will reduce net income by a one-time charge of approximately $3.5 to $4.5 million in the fourth quarter of 1997.

On May 5, 1997, the Company filed a registration statement with the Securities and Exchange Commission to register 1,725,000 shares of Class A Common Stock. The net proceeds to the Company from the sale are estimated at $22.4 million assuming the sale of 1.5 million shares at a public offering price of $16.00 per share and after deducting underwriting discounts and commissions. The actual net proceeds may vary depending on the price for which the shares are sold.
The Company intends to use the net proceeds to repay indebtedness, including amounts incurred under its revolving credit agreements.

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

RESULTS OF OPERATIONS

Net sales were $181.7 million in the third quarter of 1997 compared to $116.4 million for the third quarter of 1996 and $483.1 million and $313.8 million for the first nine months of 1997 and 1996, respectively. The consolidation of Donnelly Hohe contributed approximately $51.1 million and $111.6 million of net sales for the third quarter and the first nine months of 1997, respectively. Excluding Donnelly Hohe, consolidated net sales for the first nine months of 1997 were $371.6 million, an increase of 18% over the first nine months of 1996. Net sales for the Company's operations in North America increased by approximately 17% for the first nine months of 1997 compared to the same period in 1996, despite the fact that automotive industry production remained stable. North American net sales increased primarily due to programs launched in 1996 running at full production volumes and new product introductions in the modular window, door handle and interior trim product lines. Net sales also increased as a result of strong sales of vehicles containing Company products, such as the Chrysler Caravan and the Ford Expedition. Excluding the consolidation of Donnelly Hohe, net sales for the Company's European operations for the first nine months of 1997 were approximately 36% higher than the same period in 1996 due to higher sales of interior and electrochromic mirrors and modular windows.

Gross profit margin for the third quarter of 1997 was 18.3% compared to 19.0% for the third quarter of 1996 and 18.9% and 17.8% for the first nine months of 1997 and 1996, respectively.

The Company's North American gross profit margins were stronger for the nine month period due to higher volumes, significantly lower start-up expenses compared to 1996 and non recurring-costs incurred in the third quarter of 1996 due to supplier technical difficulties on a new business program. In the first nine months of 1996, the Company's North American gross profit margin was negatively impacted due to the simultaneous start-up of three major new business programs which will result in annual net sales exceeding $100 million in 1997. North American gross profit margin performance was also significantly impacted in the third quarter of 1996 by supplier technical difficulties on a new business program.

The Company's European gross profit margins were lower than the previous year, as a percent to sales, for the three and nine month period ended March 29, 1997, due to the consolidation of Donnelly Hohe and lower gross profit margins at the Company's Irish subsidiaries. Donnelly Hohe's gross profit margin, as a percent of net sales, is slightly lower than that of the Company. Accordingly, the consolidation of Donnelly Hohe unfavorably impacted gross profit performance as a percentage of net sales for each period reported. Donnelly Hohe's performance for the third quarter included the month of December, which includes planned customer shutdowns for the Christmas holiday, having further unfavorable impact on the Company's gross profit percentage for the third quarter of 1997. The Company's Irish operations experienced lower gross profit margins for the first nine months of 1997 compared to the same period in 1996 due to a number of factors, including price decreases resulting from currency fluctuations associated with the strong Irish punt and a paint supplier performance problem. The Irish operations also experienced new business start-up costs primarily
related to electrochromic mirrors.   Partially offsetting the reduced gross
profit margin in Europe were strong gross profit margins at the Company's operations in Spain and France.

Selling, general and administrative expenses increased from $10.5 million in the third quarter of 1996 to $18.5 million for the same period of 1997 due to the consolidation of Donnelly Hohe and to support higher sales for this period. Selling, general and administrative expenses in the third quarter of fiscal 1997 were at 10.2% of net sales compared to 9.0% in the third quarter of 1996. The increase in these expenses for the quarter is due to higher legal fees in North America and consulting fees at Donnelly Hohe. These expenses are also higher in the third quarter of 1997 for the Company due to $0.8 million of discount fees included from the asset securitization of accounts receivable. These expenses were 9.8% of net sales for the first nine months of 1997 compared to 9.7% for the same period in 1996.

Research and development expenses for the third quarter of 1997 were $9.4 million, or 5.2% of net sales, compared to 6.7% of net sales for the third quarter of 1996 and were lower as a percentage to sales due the consolidation of Donnelly Hohe. As a percentage to net sales, these expenses compared to the previous year for the third quarter without the consolidation of Donnelly Hohe. Research and development expenses were 5.2% of net sales in the first nine months of 1997 compared to 6.3% for the first nine months of 1996, and were comparable excluding the consolidation of Donnelly Hohe. Management expects that these expenses will be approximately 5.0% of net sales in future periods.

Interest expense was $2.7 million in the third quarter of 1997 compared to $2.4 million for the third quarter of the previous year and $7.7 million and $6.1 million for the first nine months of 1997 and 1996, respectively. The higher interest expense was due to the consolidation of Donnelly Hohe. Interest expense, excluding the consolidation of Donnelly Hohe, was at the same level as the previous year. Interest expense was positively impacted in the third quarter due to the asset securization of accounts receivable. The discount expense associated with this transaction is included in selling, general and administrative expenses.

Royalty income was $1.2 million and $4.3 million for the first nine months of 1997 and 1996, respectively. Royalty payments associated with the sale of the refrigerator glass shelving business (the "Appliance Business") in 1995 concluded in the fourth quarter of 1996.

Other income was $0.4 million for both the third quarter of 1997 and 1996 and $1.3 million and $0.5 million for the first nine months of 1997 and 1996, respectively. In the second quarter of 1997, the Company sold 2.5% of its holding in Vision Group plc ("Vision Group"), resulting in a $0.9 million gain.

Minority interest in net (income) loss of subsidiaries was ($0.1) million in the first nine months of 1997 compared to ($0.2) million in the first nine months of 1996. Beginning in the second quarter of 1997, the Company accounts for its investment in Donnelly Hohe under the purchase method of accounting, thereby requiring the recognition of minority interest in the net (income) or loss for 33 1/3% of this subsidiary. Prior to the second quarter of 1997, the Company accounted for its investment in Donnelly Hohe under the equity method of accounting. Equity in losses of affiliated companies was $0.3 million in the first nine months of 1997 compared to $0.5 million for the same period in 1996.

The Company's effective tax rate was 37.2% for the nine month period ended March 29, 1997, compared to 33.7% for the nine month period ended March 29, 1997. The increase in the effective tax rate is due to a higher marginal tax rate due to improved pretax income of the Company and lower tax credits as a percentage of pretax income.

Net income was $3.0 million in the third quarter of 1997 compared to $2.5 million the previous year and $8.6 million and $3.3 million for the first nine months of 1997 and 1996, respectively. North American net income increased compared to the first nine months of 1996 due to higher sales, significantly lower start-up costs and improved operational performance. North American net income was also significantly impacted in the third quarter of 1996 by supplier technical difficulties on a new business program that resulted in significant additional costs that negatively impacted net income. Net income for the Company's European operations was lower in the first nine months of 1997, as compared to the same period in 1996, due to losses experienced at the Company's Irish operations. The Company's net income was positively impacted in 1997 by the gain on sale of Vision Group stock. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1996 to 1997 for the nine month periods.

The Company is committed to improving shareholder value through focused development of core automotive businesses primarily by increasing the Company's dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets and improving the efficiency of current operations and the effectiveness of new product launches. The Company believes that future results of operations will be influenced by the Company's introduction of improved program management and lean manufacturing systems, introduction of new technologies and programs to the Company, significant global pricing pressures and general economic and industry conditions. The Company is working to restructure European operations to improve financial performance to a level consistent with the Company's overall corporate financial goals. In addition, global pricing pressures are continuing to place pressure on the Company's overall gross profit margin performance as pricing agreements are implemented throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

In November 1996, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable. The maximum allowable amount of receivables to be sold is $50 million. The amount outstanding at any measurement date varies based upon the level of eligible receivables and management's discretion. Under this agreement, $38.8 million were sold at March 29, 1997 the proceeds of which are used to reduce debt under the Company's revolving credit agreements. The sale is reflected as a reduction of accounts receivable in the accompanying Condensed Combined Consolidated Balance Sheet and as operating cash flows in the accompanying Condensed Combined Consolidated Statement of Cash Flows. The sales proceeds are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs of issuing its own commercial paper backed by these accounts receivable. Discount fees of $0.8 million are included in selling, general and administrative expense in the accompanying Condensed Combined Consolidated Statement of Income for the period ended March 29, 1997. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

The Company's current ratio was 1.4 and 2.0 at March 29, 1997 and June 29, 1996, respectively. Working capital was $44.0 million at March 29, 1997, compared to $63.5 million at June 29, 1996. The decrease in the current ratio for the period was due to the sale of $38.8 million of accounts receivable at March 29, 1997, offset slightly by the addition of Donnelly Hohe's working capital.

Capital expenditures for the first nine months of 1997 and 1996 were $20.2 and $18.8 million, respectively. Capital spending in 1997 is expected to be slightly higher compared to the previous year due to the consolidation of Donnelly Hohe. The company expects that company spending will increase in 1998 by approximately 45%-55% of the 1997 spending level primarily due to new business in interior lighting and trim, diffractive optics and electrochromic mirrors.

The Company's $80 million bank revolving credit agreement had borrowings against it of $0.7 million at March 29, 1997, compared to $42.2 million at June 29, 1996. The decrease is primarily due to the sale of $38.8 million of accounts receivable at March 29, 1997, the proceeds of which were used to reduce borrowings against the Company's revolving credit agreement. Donnelly Hohe has a 75 million German Mark (approximately $45-$50 million) revolving line of credit agreement, which had borrowings against it of approximately $33 million as of February 28, 1997.

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires long-lived assets, including the excess of cost over the fair value of assets of businesses acquired, to be reviewed for impairment losses whenever events or changes in circumstances indicated the carrying amount may not be recoverable through future net cash flows generated by the assets. The Company adopted SFAS No. 121 in the first quarter of 1997. The effect of adoption was not material to the accompanying financial statements.

SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to continue to account for their stock-based compensation plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock-based compensation. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the

Company had adopted the new method. The Statement is effective for the Company's fiscal year ending in 1997. Management intends to continue to account for its stock-based compensation plans in accordance with APB Opinion No. 25 and provide the supplemental disclosures as required by SFAS No. 123.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, accrued borrowing and collateral transactions, and the entinguishments of liabilities. The Company is required to adopt the Statement for all transactions occurring after December 31, 1996, including transfers of assets pursuant to securitization structures that previously were entered into. The adoption of this Statement will not be material to the accompanying financial statements.

SFAS No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share ("EPS") and simplifies that standards previously found in APB Opinion No. 15, which has been superseded. It replaces the presentation of primarily EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. This Statement is effective for the Company in 1998, and requires restatement of all prior-period EPS data presented. It is not expected to have a material effect on the accompanying financial statements.

SFAS No. 129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about an entity's capital structure. This statement is effective for the Company in 1998 and will not have a material effect on the accompanying financial statements.

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

In June, 1994, the Company entered into a joint venture with Happich Fahrzeug-InnausstaHung GmbH of Germany ("Happich") to purchase sun visors, grab handles and other interior parts in North America. In July, 1995, when the joint venture was at an early stage of its development, Happich expressed its desire to terminate the joint venture. The parties have been engaged in arbitration over the terms of the joint venture termination since July 29, 1996. The Company has made several claims against Happich, including for damages, as has Happich against the Company. Management believes that the arbitration will be concluded without a material adverse effect on the Company's financial condition or results of operations and liquidity.

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

The Registrant filed a Form 8-K, dated October 28, 1996, relating to the acquisition of a controlling interest in Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe.") Therefore, Donnelly Hohe's financial statements are consolidated with those of the Registrant beginning in the second quarter. The initial filing included a description of the acquisition and additional options to increase the Registrant's ownership in the future. The Registrant also filed a Form 8-K/A, dated November 27, 1996, which was an amendment to the above Form 8-K. The originally filed Form 8-K did not include audited financial statements for Hohe (the business acquired) or pro forma financial statements which were both filed under cover of the amended Form 8-KA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   DONNELLY CORPORATION
							                            Registrant



Date:     May 13, 1997             /s/ J. Dwane Baumgardner
                                   J. Dwane Baumgardner
                                   (Chairman, Chief Executive
                                    Officer, and President)



Date:     May 13, 1997             /s/ William R. Jellison
                                   William R. Jellison
                                   (Vice President, Corporate
                                    Controller, and Treasurer)