Form 10-Q/A
period 1997-03-29
DONNELLY CORP
filed 1997-05-16
CIK 805583

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

                                   DONNELLY CORPORATION
                                   Registrant



Date:     May 15, 1997             /s/ J. Dwane Baumgardner
                                   J. Dwane Baumgardner
                                   (Chairman, Chief Executive
                                    Officer, and President)



Date:     May 15, 1997             /s/ William R. Jellison
                                   William R. Jellison
                                   (Vice President, Corporate
                                    Controller, and Treasurer)