Form 10-Q/A
period 1997-03-29
DONNELLY CORP
filed 1997-09-23
CIK 805583

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__        No  _____

5,412,286 shares of Class A Common Stock and 4,463,243 shares of Class B Common Stock were outstanding as of April 30, 1997.

DONNELLY CORPORATION

INDEX

                                                                            Page
                                                                       Numbering

PART 1.    FINANCIAL INFORMATION

 Item 1.       Financial Statements

         Condensed Combined Consolidated Balance Sheets
                - March 29, 1997 and June 29, 1996                             3
         Condensed Combined Consolidated Statements of Income
                - Three months and nine months ended
                  March 29, 1997 and March 30, 1996                            4
         Condensed Combined Consolidated Statements of Cash Flows
                - Nine months ended March 29, 1997 and March 30, 1996          5
         Notes to Condensed Combined Consolidated Financial Statements       6-9

 Item 2.       Management's Discussion and Analysis of Results
               of Operations and Financial Condition                       10-16

PART II.   OTHER INFORMATION

 Item 1.       Legal Proceedings                                           17-18

 Item 6.       Exhibits and Reports on Form 8-K                               19

 Signatures                                                                   20

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                                            March 29          June 30
In thousands                                                                  1997              1996
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents ................................................   $  6,070      $  1,303
Accounts receivable, less allowance of $939 and $571 .....................     69,138        73,658
Inventories ..............................................................     45,310        24,228
Prepaid expenses and other current assets ................................     33,715       27,506
                                                                             --------      --------
                                                  Total current assets ...    154,233       126,695
Property, plant and equipment ............................................    287,537       157,161
Less accumulated depreciation ............................................    130,377        57,397
                                                                             --------      --------
                                                     Net property, plant .    157,160        99,764
                                                     and equipment
Investments in and advances to affiliates ................................     15,426        37,932
Other assets .............................................................     20,699         7,101
                                                                             --------      --------
                                                     Total assets ........   $347,518      $271,492
                                                                             ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts and notes payable ...............................................   $ 69,490      $ 44,349
Current maturities on long-term debt .....................................      5,306           159
Other current liabilities ................................................     35,446        18,705
                                                                             --------      --------
                                                     Total current .......    110,242        63,213
                                                     liabilities
Long-term debt, less current maturities ..................................    117,017       101,757
Deferred income taxes and other liabilities ..............................     24,516        17,670
                                                                             --------      --------
                                                     Total liabilities ...    251,775       182,640
                                                                             --------      --------
Minority interest ........................................................        279             0
Preferred stock ..........................................................        531           531
Common stock .............................................................        991           787
Other shareholders' equity ...............................................     93,942        87,534
                                                                             --------      --------
                                                     Total shareholders' .     95,464        88,852
                                                     equity
                                                                             --------      --------
                                                     Total liabilities and   $347,518      $271,492
                                                     shareholders' equity
                                                                             ========      ========

The accompanying notes are an integral part of these statements.
DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended           Nine Months Ended
                                           March 29,    March 30,     March 29,      March 30,
In thousands except share data              1997         1996          1997            1996
Net sales .........................   $   181,681    $   116,445    $   483,118    $   313,791
Costs and expenses:
Cost of sales .....................       148,360         94,292        391,878        257,923
Selling, general and administrative        18,514         10,452         47,324         30,475
Research and development ..........         9,404          7,781         24,971         19,661
                                      -----------    -----------    -----------    -----------
Operating income ..................         5,403          3,920         18,945          5,732
Interest expense ..................         2,663          2,394          7,654          6,131
Royalty income ....................          (135)        (1,763)        (1,216)        (4,266)
Interest income ...................          (135)          (469)          (549)        (1,073)
Other income, net .................          (370)          (418)        (1,345)          (548)
                                      -----------    -----------    -----------    -----------
Income before taxes on income .....         3,380          4,176         14,401          5,488
Taxes on income ...................         1,226          1,419          5,369          1,849
                                      -----------    -----------    -----------    -----------
Income before minority interest
     and equity earnings ..........         2,154          2,757          9,032          3,639
Minority interest in net (income)
      loss of subsidiaries ........           490            (16)          (104)           186
Equity in earnings (losses)
     of affiliated companies ......           314           (238)          (331)          (482)
                                      -----------    -----------    -----------    -----------
Net income ........................   $     2,958    $     2,503    $     8,597    $     3,343
                                      ===========    ===========    ===========    ===========
Per share of common stock:
Net income ........................   $      0.30    $      0.26    $      0.87    $      0.34
Cash dividends declared ...........   $      0.10    $      0.08    $      0.26    $      0.24
Average common shares outstanding .     9,848,733      9,766,249      9,822,335      9,743,434

The accompanying notes are an integral part of these statements.
DONNELLY CORPORATION AND SUBSIDIARIES CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                      ---------------------------
                                                                        March 29,       March 30
In thousands                                                             1997            1996
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ..........................................................   $  8,597       $  3,343
Adjustments to reconcile net income to net cash from (for)
     operating activities:
Depreciation and amortization .......................................     15,291          9,355
Gain on sale of property and equipment ..............................       (596)             0
Gain on sale of affiliate stock .....................................       (872)             0
Deferred pension cost and postretirement benefits ...................      3,916          1,469
Deferred income taxes ...............................................     (1,587)           (23)
Minority interest income (loss) .....................................        312           (202)
Equity in losses of affiliated companies ............................        786          1,057
Changes in operating assets and liabilities:
Sale of accounts receivable .........................................     38,777              0
Accounts receivable .................................................    (12,738)       (23,373)
Inventories .........................................................     (4,289)        (2,896)
Prepaid expenses and other current assets ...........................     (2,457)       (10,424)
Accounts payable and other current liabilities ......................      9,008         16,854
Other ...............................................................     (2,366)           304
                                                                        --------       --------
                                                 Net cash from ......     51,782         (4,536)
                                                 (for) operating
                                                 activities
                                                                        ========       ========
INVESTING ACTIVITIES
Capital expenditures ................................................    (20,194)       (18,811)
Investments in and advances to equity affiliates ....................     (4,589)       (15,368)
Proceeds from sale property and equipment ...........................      3,248              0
Proceeds from sale of affiliate stock ...............................        974              0
Purchase of minority interest .......................................          0         (2,100)
Change in unexpended bond proceeds ..................................        142            392
Cash increase due to consolidation of subsidiary ....................      9,963              0
Other ...............................................................       (781)             0
                                                                        --------       --------
                                                 Net cash for .......    (11,237)       (35,887)
                                                 investing activities
                                                                        ========       ========
FINANCING ACTIVITIES
Proceeds from long-term debt ........................................          0         39,463
Repayments on long-term debt ........................................    (33,369)             0
Common stock issuance ...............................................        863            586
Dividends paid ......................................................     (2,592)        (2,378)
                                                                        --------       --------
                                                 Net cash from ......    (35,098)        37,671
                                                 (for) financing
                                                 activities
                                                                        ========       ========
Effect of foreign exchange rate changes in cash .....................       (680)             0
Increase (decrease) in cash and cash equivalents ....................      5,447         (2,752)
Cash and cash equivalents, beginning of period ......................      1,303          5,224
                                                                        --------       --------
Cash and cash equivalents, end of period ............................   $  6,070       $  2,472
                                                                        ========       ========

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

Inventories consist of:
   (In thousands)                                          March 29,    June 29,
                                                             1997         1996
LIFO cost:
  Finished products and work in process ............       $  --         $ 6,743
  Raw materials ....................................          --           6,622
                                                           -------       -------
                                                              --          13,365
                                                           -------       -------
FIFO costs:
  Finished products and work in process ............        19,605         3,397
  Raw materials ....................................        25,705         7,466
                                                           -------       -------
                                                            45,310        10,863
                                                           -------       -------
                                                           $45,310       $24,228
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

NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             Nine Months Ended
(In thousands)                                             March 29,      March 30,
                                                            1997           1996
Cash paid during the period for:
Interest .........................................         $7,437         $2,227
Income taxes .....................................         $8,575         $  249

NOTE E---ACQUISITION AND INVESTMENTS IN AFFILIATES

In October 1996, the Company acquired a controlling interest in Donnelly Hohe GmbH & Co KG ("Donnelly Hohe"). Accordingly, Donnelly Hohe's financial statements were consolidated with those of the Company at the beginning of the second quarter of 1997. The Company consolidates the Donnelly Hohe financial statements from the one month prior to the Company's period end. For the Company's period ending March 29, 1997, Donnelly Hohe's financial statements are consolidated using the period ended February 28 1997. Pro-forma results of operations, as though the Company had combined at the beginning of each period presented, is as follows:

Pro-forma impact:

                                            Three Months Ended                    Nine Months Ended
                                         March 29,        March 30,           March 29,        March 30,
In thousands, except share data            1997             1996                1997             1996
Net sales ..........................     $181,681         $172,830            $531,580         $477,150
Net income .........................        2,958            2,503               8,597            3,343

Income per share of common stock ...         0.30             0.26                0.87             0.34

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

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities. The Company is required to adopt the Statement for all transactions occurring after December 31, 1996, including sales of receivables pursuant to securitization structures that were previously entered into by the Company. The provisions of the Statement do not have a material impact on the accounting for actual or future sales of trade accounts receivable under the securitization agreement referred to above.

NOTE G--RESTRUCTURING

On February 18, 1997, the Company announced its intention to restructure the Company's European operations to realign the Company's European manufacturing capacity and to reduce future operating costs, primarily by reducing the number of non-production employees in the Company's European operations. The restructuring is intended to result in reductions in operating costs through improved quality, better personnel training and management and outsourcing certain production. The restructuring also involves reorganizing product lines and production to realize efficiencies in the production process. The Company is in the process of finalizing the details of the planned restructuring with the Irish union and the workers' council in Germany specifically relating to the employees to be terminated and the benefit arrangement for each employee. Management believes that the Company will be in compliance with all the necessary conditions of EITF 94-3 to recognize the restructuring expense
(primarily severance payments resulting from a reduction in the number of employees) in the fourth quarter of 1997 resulting in a one-time charge to net income of approximately $3.5 to $4.5 million.

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

Item 2.

DONNELLY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
THIRD QUARTER REPORT
FOR THE NINE MONTHS ENDED MARCH 29, 1997

GENERAL

Effective in April 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"), a German limited partnership with operations in Germany and Spain. Donnelly Hohe, based in Collenberg, Germany, supplies many of the main automakers in Europe with exterior automotive mirrors, interior mirrors, door handles, automotive tooling and electronic components related to mirror systems. The Company initially acquired for $3.6 million 48% of the controllin general partnership interest and 662/3% of the limited partnership interest in Donnelly Hohe. The Company also made a $28 million subordinated loan to Donnelly Hohe. In October 1996, the Company acquired an additional 13% interest in the general partner of Donnelly Hohe, resulting in the Company owning a controlling interest in Donnelly Hohe. Accordingly, Donnelly Hohe's financial statements are consolidated with those of the Company in the second quarter of 1997, and at March 29, 1997, Donnelly Hohe represented approximately 33% of the Company's combined consolidated total assets.

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of or for a period ended on a particular date include Donnelly Hohe's financial statements as of or for a period ended approximately one month befor that date. The Company intends to continue this practice. The Company's financial statements for the period ended March 29, 1997, consolidate Donnelly Hohe's financial statements for the period ended February 28, 1997.

On February 18, 1997, the Company announced its intention to restructure the Company's European operations to realign the Company's European manufacturing capacity and to reduce future operating costs, primarily by reducing the number of non-production employees in the Company's European operations. The restructuring is intended to result in reductions in operating costs through improved quality, better personnel training and management and outsourcing certain production. The restructuring also involves reorganizing product lines and production to realize efficiencies in the production process. The Company is in the process of finalizing the details of the planned restructuring with the Irish union and the workers' council in Germany specifically relating to the employees to be terminated and the benefit arrangement for each employee. Management expects to finalize the details of the restructuring plan and to meet all the necessary conditions of EITF 94-3 to recognize the restructuring expense (primarily severance payments resulting from a reduction in the number of employees) in the fourth quarter of 1997, resulting in a one-time charge to net income of approximately $3.5 to $4.5 million.

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

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year. The comparability of the Company's results on a period to period basis may also be affected by the Company's implementation of new joint ventures, alliances, acquisitions, and substantial investment in new product lines.

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

Net sales for the Company's operations were as follows (in thousands):

                               Three Months Ended                                 Nine Months Ended
                       March 29, 1997           March 30, 1996         March 29, 1997         March 30, 1996
Domestic               $114,874                 $101,727               $324,898               $274,644
Foreign                  66,807                   14,718                158,220                 39,147

Total                  $181,681                 $116,445               $483,118               $313,791

Net sales for the Company's domestic operations increased by approximately 13% and 18% for the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996. Domestic net sales increased despite the fact that automotive industry production remained stable. The increase was primarily due to programs launched in 1996 running at full production volumes and new product introductions in the modular window, door handle and interior trim product lines. Net sales also increased as a result of strong sales of vehicles containing Company products, such as the Chrysler Caravan and the Ford Expedition.

The Company's foreign sales increased by over $52.1 million and $119.1 million for the third quarter and first nine months of 1997 compared to the same periods in 1996, respectively, primarily due to the consolidation of Donnelly Hohe. Excluding the consolidation of Donnelly Hohe, net sales for the Company's foreign operations for the third quarter and first nine months of 1997 were approximately 10% and 27% higher than the same period in 1996, respectively, due to higher sales of interior and electrochromi mirrors and modular windows.

Gross profit margin for the third quarter of 1997 was 18.3% compared to 19.0% for the third quarter of 1996 and 18.9% and 17.8% for the first nine months of 1997 and 1996, respectively.

The Company's domestic gross profit margins were stronger for the nine month period due to higher volumes, significantly lower start-up expenses compared to 1996 and non recurring-costs incurred in the third quarter of 1996 due to supplier technical difficulties on a new business program. In the first nine months of 1996, the Company's domestic gross profit margin was negatively impacted due to the simultaneous start-up of three major new business programs which will result in annual net sales exceeding $100 million in 1997. Domestic gross profit margin performance was also significantly impacted in the third quarter of 1996 by supplier technical difficulties on a new business program.

The Company's foreign gross profit margins were stronger than the previous year for the third quarter and nine month period ended March 29, 1997. The improvement was primarily due to the Company's subsidiary in France operating at normal volumes during the period as well as stronger performance at the Company's subsidiary in Mexico. Partially offsetting these improvements were lower gross profit margins at the Company's Irish operations due to a number of factors, including price decreases resulting from currency fluctuations associated with the strong Irish punt and a paint supplier performance problem. Through the first nine months of 1997 the price decreases and paint supplier performance has impacted gross profit by $0.9 million and $1.9 million, respectively. The paint supplier performance problem is primarily due to process related scrap expenses and the supplier's difficulty in meeting customer schedules. The performance problem has resulted in excessive scrap, rework and freight costs to the Company. The Company is working with the supplier to resolve these issues as well as researching alternative sources of paint supply for these products. The Irish operations also experienced new business start-up costs primarily related to electrochromic mirrors. Partially offsetting the reduced gross profit margin in Europe were strong gross profit margins at the Company's operations in Spain and France.

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

Operating income for the Company's operations was as follows (in thousands):

                            Three Months Ended                       Nine Months Ended
                     March 29, 1997     March 30, 1996      March 29, 1997       March 30, 1996
Domestic             $5,331             $4,545              $16,287              $6,851
Foreign                  72               (625)               2,658              (1,119)

Total                $5,403             $3,920              $18,945              $5,732

The Company's operating margins increased from 1.8% of net sales in the first nine months of 1996 to 3.9% of net sales in the same period of 1997. The Company's operating margins decreased slightly in the third quarter from 3.4% of net sales in 1996 to 3.0% of net sales in 1997. The decrease in the third quarter was due to the consolidation of Donnelly Hohe which included planned customer shutdowns for the Christmas holiday.

The Company's domestic operating income increased from 2.5% of net sales in the first nine months of 1996 to 5.0% of net sales in the same period of 1997. Operating margins were flat in the third quarter of 1997 compared to 1996. Domestic operating margins were higher in the nine month period due to higher volumes, significantly lower start-up expenses compared to 1996 and non-recurring costs incurred in the third quarter of 1996. Improvements made in domestic gross profit margins were mostly offset by higher selling, general and administrative expenses and research and development expenses as a percent to sales.

Foreign operating income improved from an operating loss of 4.2% of net sales and 2.9% of net sales for the third quarter and the first nine months of 1996, respectively, to operating income of 0.1% of net sales and 1.7% of net sales in the same periods of 1997, respectively. The improvement in the third quarter was primarily due to the consolidation of Donnelly Hohe, which has stronger operating margins than that of the Company's other European operations, and lower research and development expenses a Donnelly Mirrors Limited in Ireland. The nine month period also benefited from the consolidation of Donnelly Hohe as well as higher sales and stronger operating performance at the Company's subsidiary in France. Partially offsetting these improvements in operating margin for each period were lower gross profit margins at the Company's Irish operations due to price decreases resulting from currency fluctuations and a paint supplier performance problem.

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

Minority interest in net (income) loss of subsidiaries was ($0.1) million in the first nine months of 1997 compared to ($0.2) million in the first nine months of 1996. Beginning in the second quarter of 1997, the Company accounts for its investment in Donnelly Hohe under the purchase method of accounting, thereby requiring the recognition of minority interest in the net (income) or loss for 331/3% of this subsidiary. Prior to the second quarter of 1997, the Company accounted for its investment in Donnelly Hohe under the equity method of accounting. Equity in losses of affiliated companies was $0.3 million in the first nine months of 1997 compared to $0.5 million for the same period in 1996.

The Company's effective tax rate was 37.2% for the nine month period ended March 29, 1997, compared to 33.7% for the nine month period ended March 29, 1997. The increase in the effective tax rate is due to a higher marginal tax rate due to improved pretax income of the Company and lower tax credits as a percentage of pretax income.

Net income was $3.0 million in the third quarter of 1997 compared to $2.5 million the previous year and $8.6 million and $3.3 million for the first nine months of 1997 and 1996, respectively. Domestic net income increased compared to the first nine months of 1996 due to higher sales, significantly lower start-up costs and improved operational performance. Domestic net income was also significantly impacted in the third quarter of 1996 by supplier technical difficulties on a new business program that resulted in significant additional costs that negatively impacted net income. Net income for the Company's foreign operations was lower in the first nine months of 1997, as compared to the same period in 1996, due to losses experienced at the Company's Irish operations. The Company's net income was positively impacted in 1997 by the gain on sale of Vision Group stock. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1996 to 1997 for the nine month periods.

The Company is committed to improving shareholder value through focused development of core automotive businesses primarily by increasing the Company's dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets and improving the efficiency of current operations and the effectiveness of new product launches. The Company believes that future results of operations will be influenced by the Company's introduction of improved progra management and lean manufacturing
systems,   introduction  of  new  technologies  and  programs  to  the  Company, significant global pricing pressures and general economic and industry conditions. The Company is working to restructure European operations to improve financial performance to a level consistent with the Company's overall corporate financial goals. In addition, global pricing pressures are continuing to place pressure on the Company's overall gross profit margin performance as pricing agreements are implemented throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

In November 1996, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable. The maximum allowable amount of receivables to be sold is $50 million. The amount outstanding at any measurement date varies based upon the level of eligible receivables and management's discretion. Under this agreement, $38.8 million were sold at March 29, 1997 the proceeds of which are used to reduce debt under the Company's revolving credit agreements. The sale is reflected as a reduction of accounts receivable in the accompanying Condensed Combined Consolidated Balance Sheet and as operating cash flows in the accompanying Condensed Combined Consolidated Statement of Cash Flows. The sales proceeds are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs of issuing its own commercial paper backed by these accounts receivable. Discount fees of $0.8 million are included in selling, general an administrative expense in the accompanying Condensed Combined Consolidated Statement of Income for the period ended March 29, 1997. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

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

The Company's $80 million bank revolving credit agreement had borrowings against it of $1.5 million at March 29, 1997, compared to $42.2 million at June 29, 1996. The decrease is primarily due to the sale of $38.8 million of accounts receivable at March 29, 1997, the proceeds of which were used to reduce borrowings against the Company's revolving credit agreement. Donnelly Hohe has a 75 million German Mark (approximately $45-$50 million) revolving line of credit agreement, which had borrowings against it of approximately $33 million as of February 28, 1997.

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

SFAS No. 125, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities . The Company is required to adopt the Statement for all transactions occurring after December 31, 1996, including sales of receivables pursuant to securization structures that were previously entered into by the Company. The provisions of the Statement do not have a material impact on the accounting for actual or future sales of trade accounts receivable under the securitization agreement referred to above.

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

SFAS No. 129, "Disclosure of Information about Capital Structure, " establishes standards for disclosing information about an entity's capital structure. This statement is effective for the Company in 1998 and will not have a material effect on the accompanying financial statements.

No other recently issued accounting standards are expected to have a material impact on the Company.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. ("Midwest") filed a lawsuit against the Company in Cook County, Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products business. The litigation has been removed to the Federal District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products business had been reached, and has filed its lawsuit in an attempt to compel the Company to proceed with the sale and to pay damages including Midwest's claimed damages of out of pocket costs and the difference between the alleged value of the Information Products business and the price that Midwest alleges was verbally agreed upon. The Company has denied liability and intends to vigorously defend its interests.

In April 1996, the Company reached a patent and licensing settlement with Gentex Corporation that resolved patent litigation between the two companies relating to automotive electrochromic rearview mirrors. In the settlement, the Company and Gentex Corporation agreed to cross-license certain patents, which each company may practice within its own core technology. The Company's core electrochromic technology achieves dimming by electrochromic coloration of a solid film, and the Company manufactures and markets electrochromic mirrors using the Company's solid film electrochromic technology. In the settlement, the parties also agreed not to pursue patent litigation against each other on certain other patents for a period of four years. In addition, Gentex Corporation agreed to pay the Company a settlement of $6.0 million in patent settlement fees plus a $0.2 million contingent payment if the Company prevails in its appeal involving the Company's lighted mirror patent. The Company used the settlement proceeds primarily to offset related patent litigation costs that has previously been capitalized and recognized a gain of $2.3 million net of those costs. Management believes that the settlement with Gentex Corporation is a positive development for the Company that will allow the Company to compete more vigorously in the market for electrochromic mirrors.

In June, 1994, the Company entered into a joint venture with Happich Fahrzeug-InnausstrHung GmbH of Germany ("Happich") to purchase sun visors, grab handles and other interior parts in North America. In July, 1995, when the joint venture was at an early stage of its development, Happich expressed its desire to terminate the joint venture. The parties have been engaged in arbitration over the terms of the joint venture termination since July 29, 1996. The Company has made several claims against Happich, including for damages, as has Happich against the Company. Management believes that the arbitration will be concluded without a material adverse effect on the Company's financial condition or results of operations and liquidity.

In May, 1997, Quantech, Ltd. ("Quantech") filed a lawsuit against the Company in the United Sates District Court for the District of Minnesota concerning components supplied by the Company's Donnelly Optics division to Quantech, which Quantech alleges failed to meet specifications. Quantech seeks unspecified damages, including damages resulting from Quantech's alleged delay in obtaining regulatory approval of the medical instrument being developed by Quantech of which the component is a part. Management believes that the claim by Quantech will be resolved without a material adverse effect on the Company's financial condition or results of operations and liquidity.

The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company's financial condition, results of operations and liquidity, individually and in the aggregate.

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

                                      DONNELLY CORPORATION
                                      Registrant



Date: September 23, 1997              /s/ William R. Jellison
                                      William R. Jellison
                                      (Vice President, Corporate
                                      Controller, and Treasurer)