Form 10-K/A
period 1997-06-29
DONNELLY CORP
filed 1997-09-23
CIK 805583

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

Commission File Number:  1-9716

                              DONNELLY CORPORATION
             (Exact name of registrant as specified in its charter)

          Michigan                                        38-0493110
(State of other jurisdiction of
incorporation or organization)               (IRS Employer Identification No.)

         414 East Fortieth Street, Holland, Michigan          49423
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code              (616) 786-7000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                  Name of each exchange on which registered
Class A Common Stock                           American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:              None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. __X__


The aggregate market value of voting stock held by non-affiliates of the registrant was $102,811,298 as of August 30, 1996.

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

Comparison of 1996 to 1995

The Company's net sales increased 14.7% to $439.6 million in 1996, from $383.3 million in 1995. Net sales for the Company's domestic operations increased by approximately 11% despite a 3% decrease in North American car and light truck production, the loss of Saturn modular window business (which represented approximately 5% of the Company's net sales in 1995) and price pressures from the Company's major automotive customers. Price decreases, however, did not have a material impact on the Company's increase in net sales for 1996. The increase in net sales remained strong due to higher sales of modular window systems (particularly for the new Chrysler Caravan/Voyager minivans), lighting and trim products, complete exterior mirror products and door handles. Net sales for the Company's foreign operations increased by approximately 54% from the previous year due to the introduction of modular window programs in Langres, France for the Chrysler Caravan/Voyager minivan and Jeep Cherokee and stronger sale for the Company's electrochromic mirror product line. The Company's Irish operations experienced significant pricing pressures during the year from competition in Eastern Europe and Asia slightly offsetting the higher sales volumes. Consolidated net sales remained relatively strong throughout the year, but were exceptionally strong during the fourth quarter with an increase of 24% over the fourth quarter of 1995.

Gross profit margin decreased to 18.6% of net sales in 1996, from 21.5% of net sales in 1995. The gross profit margins were adversely impacted in the first half of the year by the start-up of various modular window programs, particularly for the Chrysler Caravan/Voyager minivan, and the implementation of a new paint line in the Company's Newaygo facility. Domestic gross profit margin performance was also significantly impacted by supplier technical difficulties on a new business program that resulted in significant additional engineering, production and other costs that negatively impacted gross margins by $2.2 million. Although this problem was largely due to factors not directly under the Company's control, the issue was resolved in a timely and cooperative way that provided an uninterrupted source of supply to the customer. Finally, the Company's foreign operations experienced lower gross profit margins in 1996 compared to 1995 due to pricing pressures and operating expenses at the Company's Irish operations.

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

The Company's operating income decreased from 4.4% of net sales in 1995 to 3.1% of net sales in 1996. The Company's domestic operating income decreased from 5.7% of net sales in 1995 to 4.1% of net sales in 1996. Domestic operating income was adversely effected by the start-up of various modular window programs, the implementation of a new paint line, supplier technical difficulties on a new business program, higher research and development costs and a restructuring charge relating to the closure of the Company's manufacturing facility in Mt. Pleasant, Tennessee. Partially offsetting these variances was the recognition of a $2.3 million patent settlement in the fourth quarter of 1996. Foreign operating losses improved from 7.8% of net sales in 1995 to 3.8% of net sales in 1996. The improvement resulted primarily from the Company's subsidiary in Mexico operating at normal production levels in 1996. In 1995, this subsidiary experienced start-up losses. The Company's Irish operation experienced lower operating margins due to pricing pressures and higher operating expenses to support new business programs.

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

The Company reported net income of $8.5 million in 1996 compared to $11.0 million for 1995. Net income in 1996 included $1.1 million of net income associated with the patent and license settlement and a $1.4 million net loss for restructuring costs, while 1995 included $2.0 million of net income associated with the gain on the sale and restructuring of certain non-automotive businesses. Positively impacting the Company's domestic operations were higher sales volumes, higher royalty income, lower selling, general and administrative costs as a percentage of net sales and a patent and license settlement with a competitor. These improvements were offset by higher than expected start-up costs during the first half of the year, technical difficulties during the third quarter on a new business program which resulted in a reduction of net earnings by $1.2 million, higher research and development costs as a percent of net sales and restructuring charges taken in the fourth quarter. The Company's foreign operations experienced lower net income at the Company's subsidiaries in Ireland in addition to start-up losses at Langres, France. The Company's net income was also lower in 1996 due to the recognition of a $1.5 million loss for non-automotive affiliated companies.

Comparison of 1995 to 1994

Donnelly's net sales were $383.3 million in 1995, an increase of 14% over the $337.3 million of net sales in 1994. The Company's domestic net sales increased by approximately 9% while automotive production increased 5% in 1995 over 1994 production levels. New business in exterior mirrors, door handles, interior systems and modular systems, along with the strong automotive production levels, all contributed to the stronger sales level. The Company continues to experience pricing pressures from its automotive customers. Price decreases, however, did not have a material impact on the Company's increase in net sales for 1995. The Company's foreign net sales were higher due to twelve months of net sales included in 1995 for Donnelly Vision Systems Europe ("DVSE"), compared to two months in 1994. The Company acquired DVSE in April 1994.

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

The Company's operating income increased from 3.9% of net sales in 1994 to 4.4% of net sales in 1995. The Company's domestic operating income increased from 5.1% of net sales in 1994 to 5.7% of net sales in 1995. Domestic operating margins were higher due to higher sales, lower research and development expenses as a percent of net sales and the recognition of a gain on the restructuring of certain businesses. Foreign operating loss improved from 17.7% of net sales in 1994 to 7.8% of net sales in 1995. The improvement resulted primarily from the restructuring of the Company's Irish subsidiary in 1994. In the fourth quarter of 1994, the Company recognized restructuring costs of $1.2 million to cover a severance program and other expenses at Donnelly Mirrors Limited. Foreign operating income also improved despite start-up expenses incurred at the Company's subsidiaries in Mexico and France. These expenses were approximately 5.0% to foreign segment net sales in 1995.

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

ACQUISITIONS AND INVESTMENT IN AFFILIATES

In the fourth quarter of 1996, the Company formed a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. to produce framed glass products for the Asian automotive industry. Shanghai Fu Hua Glass Company is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture will have its equipment and processes in place by September 1996 and will begin manufacturing encapsulated and framed glass products by the end of 1997. Also in the fourth quarter, the Compan formed Donnelly Eurotrim Ltd., a 100% owned subsidiary organized under the laws of Ireland, to offer our interior lighting and overhead trim products for the European market.

During 1996 and 1995, VVL's parent, VISION Group, PLC (VISION), sold common shares in a private placement and through public offerings reducing the Company's ownership interest from 40% to 30.4%. The Company's equity in the net proceeds of these sales is reflected as an increase in additional paid-in capital in the accompanying financial statements. The aggregate market value of the Company's investment in VISION, based on the quoted market price for VISION's common shares, which are listed on the Londo Stock Exchange, was approximately $44 million at June 29, 1996. The Company's investment in the net assets of VISION was $4.0 million at June 29, 1996.

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

ITEM 8.                            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                            June 29,     July 1,       July 2,
In thousands, except share data           Year ended         1996         1995           1994
----------------------------------------------------------------------------------------------
Net sales ............................................   $ 439,571    $ 383,340    $ 337,262
Cost of sales ........................................     357,830      300,772      263,630

                                    Gross profit......      81,741       82,568       73,632
Operating expenses:
Selling ..............................................       8,239        6,538        6,194
Administrative and general ...........................      29,884       38,529       31,771
Research and development .............................      27,728       22,733       21,362
Restructuring charges (gain) .........................       2,399       (2,265)       1,184

Total operating expenses .............................      68,250       65,535       60,511

                                 Operating income.....      13,491       17,033       13,121

Non-operating (income) expenses:
Interest expense .....................................       8,102        5,010        3,528
Royalty income .......................................      (5,239)      (3,774)      (1,370)
Interest income ......................................      (1,017)        (514)        (153)
Other (income) expenses, net .........................        (704)        (512)         108

Non-operating expenses ...............................       1,142          210        2,113

Income before taxes on ...............................      12,349       16,823       11,008
  income

Taxes on income ......................................       4,191        5,795        3,334

Income before minority
  interest and
  equity earnings ....................................       8,158       11,028        7,674
Minority interest in net (income) loss of ............         186         (371)        (825)
  subsidiaries
Equity in earnings (losses) of affiliated ............         110          352         (104)
  companies

Income before cumulative effect of change in
  accounting principle ...............................       8,454       11,009        6,745
Cumulative effect of adopting SFAS No. 109 ...........        --           --            513

Net income ...........................................   $   8,454    $  11,009    $   7,258

Per share of common stock:
Income before cumulative effect of change in
     accounting principle ............................   $    1.08    $    1.42    $    0.87
Cumulative effect of adopting SFAS No. 109 ...........        --           --           0.07

Income per share of common stock .....................   $    1.08    $    1.42    $    0.94

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------
COMBINED CONSOLIDATED BALANCE SHEETS

                                                                                         June 29,            July 1,
In thousands, except share data                                                            1996               1995
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents ...............................................................   $   1,303    $   5,224
Accounts receivable, less allowance of $571 and $575 ....................................      73,658       50,866
Inventories .............................................................................      24,228       22,042
Customer tooling to be billed ...........................................................      19,955       17,357
Prepaid expenses ........................................................................       5,639        2,120
Deferred income taxes ...................................................................       1,912        2,197
                                                                                            ---------    ---------
                                            Total current assets ........................     126,695       99,806
                                                                                            ---------    ---------
Property, plant and equipment:
Land ....................................................................................       3,327        3,329
Buildings ...............................................................................      33,000       32,556
Machinery and equipment .................................................................     112,761       98,149
Construction in progress ................................................................       8,073       16,544
                                                                                            ---------    ---------
                                                                                              157,161      150,578
Less accumulated depreciation ...........................................................      57,397       56,642
                                                                                            ---------    ---------
                                            Net property, plant and equipment ...........      99,764       93,936
Investments in and advances to affiliates ...............................................      37,932       25,246
Other assets ............................................................................       7,101        4,800
                                                                                            ---------    ---------
                                            Total assets ................................   $ 271,492    $ 223,788
                                                                                            =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ........................................................................   $  44,349    $  42,248
Current maturities of long-term debt ....................................................         159          428
Accruals:
Compensation ............................................................................       7,264        6,671
Taxes ...................................................................................       4,705        1,974
Other ...................................................................................       6,736        7,983
                                                                                            ---------    ---------
                                            Total current liabilities ...................      63,213       59,304
                                                                                            ---------    ---------
Long-term debt, less current maturities .................................................     101,757       66,374
Postretirement plans ....................................................................      12,026        7,645
Deferred income taxes and other .........................................................       5,644        5,281
                                                                                            ---------    ---------
                                            Total liabilities ...........................     182,640      138,604
                                                                                            ---------    ---------
Minority interest .......................................................................        --          2,284
Shareholders' equity:
Preferred stock, 7 1/2% cumulative, $10 par: shares
                      authorized 250,000, issued 53,112 .................................         531          531
Common stocks:
                      Class A, $.10 par; shares authorized
                                   30,000,000, issued 4,248,814 and 4,183,287 ...........         425          418
                      Class B, $.10 par; shares authorized
                                   15,000,000, issued 3,582,198 and 3,582,915 ...........         358          358
                      Donnelly Export Corporation, $.01 par; shares
                                   authorized 600,000, issued 409,397 and ...............           4            4

Additional paid-in capital ..............................................................      25,158       23,522
Cumulative foreign currency translation adjustment ......................................        (771)         154
Retained earnings .......................................................................      63,147       57,913
                                                                                            ---------    ---------
                                            Total shareholders' equity ..................      88,852       82,900
                                                                                            ---------    ---------
                                            Total liabilities and shareholders' equity ..   $ 271,492    $ 223,788
                                                                                            =========    =========

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND
SUBSIDIARIES
----------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      June 29,         July 1,          July 2,
In thousands                                                      Year ended            1996            1995              1994
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $8,454         $11,009           $7,258
Adjustments to reconcile net income to net
cash from
     (for) operating activities:
Depreciation and amortization                                                          12,984          11,184            9,771
Deferred pension cost and postretirement                                                4,934           2,742            3,941
benefits
Deferred income taxes                                                                  (2,386)         (2,108)          (1,432)
Minority interest income (loss)                                                          (186)            371              825
Equity in (earnings) losses of affiliated                                               1,160            (453)              28
companies
Cumulative effect of change in accounting                                                  --              --             (513)
principle
Restructuring charges (gain)                                                            2,399          (2,265)           1,184
Changes in operating assets and liabilities,
net of
effects of sale of businesses:
Accounts receivable                                                                   (22,792)         (3,736)          (9,228)
Inventories                                                                            (2,186)         (2,841)          (6,074)
Prepaid expenses and other current assets                                              (6,117)         (3,304)          (3,352)
Accounts payable and other current liabilities                                          3,134           6,320           13,629
Other                                                                                     189             131              375
                                                                                 ---------------------------------------------
                                      Net cash from (for)                                (413)         17,050           16,412
                                      operating activities
                                                                                 =============================================
INVESTING ACTIVITIESCapital expenditures                                              (20,585)        (29,154)         (35,329)
Investments in and advances to equity affiliates                                      (13,966)        (18,824)              --
Purchase of minority interest                                                          (2,100)             --               --
Proceeds from sale of businesses                                                           --          14,200               --
Proceeds from sale-lease back                                                              --          10,513               --
Change in unexpended bond proceeds                                                        316          (1,015)           1,093
Other                                                                                    (854)           (601)             847
                                                                                 ---------------------------------------------
                                      Net cash for investing                          (37,189)        (24,881)         (33,389)
                                      activities
                                                                                 =============================================
FINANCING ACTIVITIES
Proceeds from long-term debt                                                           36,195          15,000           21,362
Repayments on long-term debt                                                               --          (1,764)          (2,018)
Resources provided by minority interest                                                    --             491               --
Common stock issuance                                                                     706             478              304
Dividends paid                                                                         (3,220)         (2,524)          (2,511)
                                                                                 ---------------------------------------------
                                      Net cash from financing                          33,681          11,681           17,137
                                      activities
                                                                                 =============================================

Increase (decrease) in cash and cash equivalents                                      (3,921)           3,850              160

Cash and cash equivalents, beginning of year                                           5,224            1,374            1,214
                                                                                 ---------------------------------------------
Cash and cash equivalents, end of year                                                $1,303           $5,224           $1,374
                                                                                 =============================================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       Common stock                         Cumulative
                                                            _______________________________                 foreign
                                                                                   Donnelly    Additional   currency
                                                Preferred                           Export      paid-in     translation     Retained
                                                  stock     Class A    Class B    Corporation   capital     adjustment      earnings
Balance, July 4, 1993 .......................... $  531     $ 413      $ 358         $  4        $20,428    ($   869)       $44,681
Net income ......................................                                                                             7,258
Foreign currency translation
     adjustment .................................                                                                229
Cash dividends declared:
Preferred stock-$.75 per share ..................                                                                               (40)
Common stock:
     Class A-$.32 per share .....................                                                                            (1,323)
     Class B-$.32 per share .....................                                                                            (1,148)
Common stock issued under
     employee benefit plans .....................               2                                    302

Balance, July 2, 1994 ...........................$  531     $ 415      $ 358          $ 4       $ 20,730     ($ 640)        $49,428
Net income ......................................                                                                            11,009
Foreign currency translation
     adjustment .................................                                                               794
Cash dividends declared:
  Preferred stock-$.75 per share ................                                                                               (40)
Common stock:
     Class A-$.32 per share .....................                                                                            (1,337)
     Class B-$.32 per share .....................                                                                            (1,147)
Common stock issued under
     employee benefit plans .....................               3                                    475
Change in investment in Vision
     Group PLC ..................................                                                  2,317
                                                                                                                             ------
Balance, July 1, 1995 ...........................   531       418        358            4         23,522        154          57,913
Net income ......................................                                                                             8,454
Foreign currency translation
     adjustment .................................                                                              (925)
Cash dividends declared:
     Preferred stock-$.75 per share..............                                                                               (40)
Common stock:
     Class A-$.40 per share .....................                                                                            (1,690)
     Class B-$.40 per share .....................                                                                            (1,490)
Common stock issued under
     employee benefit plans .....................               7                                    699
Change in investment in Vision
     Group PLC ..................................                                                    937
                                                                                                                              ------
Balance, June 29, 1996 ..........................   531       425        358            4         25,158        (771)        63,147
                                                                                                                             ======

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


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided primarily by the straight-line method. Depreciation is computed over the estimated useful lives of the assets as follows:

                                   Years
Buildings........................ 10 to 40
Machinery and equipment.......... 3 to 12

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


IMPAIRMENT OF ASSETS

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires long-lived assets, including the excess of cost over the fair value of assets of businesses acquired, to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recoverable through future net cash flows generated by the assets. The Company consistent with existing generally accepted accounting principles, currently states the majority of its fixed assets at the lower of cost or net realizable value. The Company will adopt SFAS No. 121 in 1997 and believes the effect of adoption will not be material.


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

Export revenues are foreign revenues produced by identifiable assets located in the United States. Foreign revenues are generated by identifiable assets at the Company's subsidiaries located in Ireland, France and Mexico. A summary of the Company's operations by geographic area follows:

                                                     Year ended
                                             1996        1995        1994
                                                     (in thousands)
Revenues:
     United States .............      $ 331,469       $ 317,710       $ 296,226
     Foreign ...................         55,998          36,832          18,367
     Export:
     Americas ..................         49,655          25,016          21,557
     Asia ......................            532             981             310
     Europe ....................          1,917           2,786             785
     Other .....................           --                15              17

                                      $ 439,571       $ 383,340       $ 337,262

Operating Income (Loss):
     United States .............      $  15,641       $  19,857       $  16,397
     Foreign ...................         (2,150)         (2,824)         (3,276)
                                      ---------       ---------       ---------
                                      $  13,491       $  17,033       $  13,121

Identifiable Assets:
     United States .............      $ 226,861       $ 186,743       $ 165,172
     Foreign ...................         44,631          37,045          18,629

                                      $ 271,492       $ 223,788       $ 183,801

Sales to major automobile manufacturers as a percent of the Company's net sales follows:

                                                Year ended
                                        1996     1995      1994
                                        ----     ----      ----
            Chrysler...............       33%       18%       18%
            Ford...................       22        22        24
            Honda..................       16        14        12
            General Motors.........       10        17        21
                                        ----      ----      ----
                                          81%       71%       75%
                                        ====      ====      ====

3. INVENTORIES

Inventories consist of:

                                                             1996           1995
                                                            ------         -----
                                                               (in thousands)
LIFO cost:
     Finished products and work in process .........       $ 6,998       $ 6,743
     Raw materials .................................         6,981         6,622

                                                           13,979        13,365
FIFO cost:

     Finished products and work in process .........         3,202         3,397
     Raw materials .................................         7,047         5,280

                                                            10,249         8,677

                                                           $24,228       $22,042

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

                                                           1996        1995
                                                             (in thousands)
Summarized Balance Sheet Information
     Current assets .............................      $  90,927       $  80,443
     Non-current assets .........................         82,052          80,986
     Current liabilities ........................         69,931          57,857
     Non-current liabilities ....................         87,905          89,860

     Net equity .................................      $  15,143       $  13,712

Summarized Income Statement Information
     Net sales ..................................      $ 250,904       $  77,756
     Costs and expenses .........................        254,403          77,547

     Net income (loss) ..........................      $  (3,500)      $     209
                                                       =========       =========

5. DEBT AND OTHER FINANCING ARRANGEMENTS

     Debt consists of:

                                                                                 1996         1995
                                                                                    (in thousands)
    Borrowings under revolving credit agreements at 4.15% and 7.50%             $ 35,418   $ 15,000
Senior Notes, due 2004, principal payable in installments
   beginning in 1999, interest at 6.67% ...........................               15,000     15,000
Senior Notes, due 2005, principal payable in installments
   beginning in 2000, interest at 7.22% ...........................               15,000     15,000
Senior Notes, due 2006, principal payable in installments
   beginning in 2001, interest at 6.70% ...........................               20,000       --
Industrial revenue bonds:
$9,500 at adjustable rates (3.80% at June 29, 1996), due in 2008-
   2010; $5,000 at a fixed rate of 8.13%, due in 2012 .............               14,500     14,500
Other .............................................................                1,998      6,602

Total .............................................................              101,916     66,802
Less current maturities ...........................................                  159        428

                                                                                $101,757    $66,374

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

     Annual principal maturities consist of:

                   Year ending                         Amount
                                                  (in thousands)
              1997...................           $        159
              1998...................                    117
              1999...................                  3,525
              2000...................                  7,000
              2001...................                 20,357
              2002 and thereafter....                 70,758
                                                   ---------
                                                    $101,916

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

     In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (see Note 1), the Company has provided the following fair value estimates for instruments in which the fair value differs from carrying value at June 29, 1996:

                                                           Carrying Value       Fair Value
                                                                     (in thousands)
            Liabilities
                 Long-term fixed rate debt.........        $     55,000          $ 53,630
            Derivatives
                 Interest rate swaps...............                  --              (423)
                 Foreign exchange contracts........                  --               274

7. BENEFIT PLANS

A. Pension Benefits

     The Company sponsors defined benefit pension plans covering substantially all employees. Pension costs for the plans are funded in amounts which equal or exceed regulatory requirements. Benefits under these plans are based primarily on years of service and compensation.

     Assumptions and net periodic pension cost are as follows:

                                                        Year ended
                                            1996           1995          1994
                                                      (in thousands)
Discount rate.........................        8.00%          8.25%        8.25%
Compensation increase.................        5.00%          5.00%        5.00%
Expected return on plan assets........        9.50%          9.50%        9.50%
Service cost..........................      $3,545         $3,544       $3,178
Interest cost.........................       5,060          4,560        3,912
Actual gain on plan assets............      (8,528)        (6,389)        (854)
Net amortization and deferral.........       4,550          2,563       (2,292)
                                           -------        -------       ------
Net periodic pension cost.............      $4,627         $4,278       $3,944

     The funded status of the defined benefit pension plans is summarized below:

                                                                                                 1996           1995
                                                                                                    (in thousands)
Accumulated benefit obligation, including vested benefits of $43,101 and $38,997.......        $(43,945)    $(40,328)
Effect of projected compensation increases.............................................         (23,826)     (23,462)
                                                                                               ---------    ---------
Projected benefit obligation for service rendered to date..............................         (67,771)     (63,790)
Plan assets at fair value, primarily corporate equity and debt securities..............          55,784       47,180
                                                                                             ----------     ---------
Projected benefit obligation in excess of plan assets..................................         (11,987)     (16,610)
Unrecognized net transition obligation.................................................             408          492
Unrecognized prior service cost........................................................             530          120
Unrecognized net loss..................................................................           1,926       10,165
                                                                                              ---------    ---------
Net pension liability..................................................................       $  (9,123)   $  (5,833)
                                                                                              =========    =========

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

     The components of the net periodic postretirement benefit cost are as follows:

                                                                                               Year ended
                                                                                     1996        1995        1994
                                                                                             (in thousands)
            Service cost........................................................     $   450     $   402    $   388
            Interest cost.......................................................         830         779        661
            Amortization of net transition obligation over 22 years.............         360         360        360
            Unrecognized net loss...............................................          20          13         --

            Net periodic postretirement benefit cost............................      $1,660      $1,554     $1,409

     The postretirement health care liability recognized in the balance sheet is as follows:

                                                                              1996         1995
                                                                                 (in thousands)
            Retirees...................................................       $(5,946)      $(5,973)
            Fully eligible active participants.........................           (66)          (14)
            Other active participants..................................        (5,467)       (4,961)
                                                                             --------      --------
            Accumulated postretirement benefit obligation..............       (11,479)      (10,948)
            Unrecognized transition obligation.........................         6,841         7,201
            Unrecognized net loss......................................         1,486         1,519

            Postretirement health care liability.......................       $(3,152)      $(2,228)
                                                                              =======       =======

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

                                                                1996        1995
                                                                  (in thousands)
            Fixed assets...................................     $(5,581)     $(4,237)
            Retirement plans...............................       3,106        1,641
            Postretirement benefits........................       1,103          780
            Loss carryforwards.............................       2,095          636
            Accrued expenses and other.....................        (280)        (271)
                                                              ---------    ---------
            Net deferred tax asset (liability).............    $    443      $(1,451)

                Per Balance Sheet:

                                                               1996       1995
                                                                 (in thousands)
            Current income tax asset...........                 $1,912     $2,197
            Noncurrent income tax asset........                  2,095       ----
            Noncurrent income tax liability....                 (3,564)    (3,648)
                                                             ---------  ---------
            Net deferred tax asset (liability).               $    443    $(1,451)

     At June 29, 1996, the Company has $2.1 million of net operating loss carryforwards, the majority of which expire in 2010 or are indefinite.

                                                                                    Year ended
                                                                           1996         1995       1994
                                                                                  (in thousands)
            Income before taxes on income consists of:
                 Domestic.........................................       $15,647     $18,692      $14,453
                 Foreign..........................................        (3,298)     (1,869)      (3,445)
                                                                       ---------     -------    ---------
                                                                         $12,349     $16,823      $11,008
            Tax expense (benefit) consists of:
                 Current:
                      Domestic....................................      $  6,909    $  7,920     $  4,782
                      Foreign.....................................             8         (17)         (16)
                                                                      -----------              ----------
                                                                           6,917       7,903        4,766
                 Deferred:
                      Domestic....................................        (2,156)     (1,761)      (1,101)
                      Foreign.....................................          (570)       (347)        (331)
                                                                       ---------   ---------    ---------
                                                                          (2,726)     (2,108)      (1,432)
                                                                       ---------   ---------    ---------
                                                                        $  4,191    $  5,795     $  3,334

     The difference from the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

                                                                              Year ended
                                                                    1996         1995        1994
                                                                            (in thousands)
            Income taxes at federal statutory rate                 35%            35%         34%
            Impact of:
                 Available tax credits..................           --             (2)        (11)
                 Foreign subsidiary earnings............            5              2           7
                 DISC earnings..........................           (6)            (2)         (3)
                 Other..................................           --              1           3
                                                                -----          ------      -----
            Effective tax rate..........................           34%            34%         30%
                                                                -----          ------      -----
            Income taxes paid...........................       $3,731        $10,332      $3,149
                                                               ======        =======      ======

9. PREFERRED STOCK AND COMMON STOCK

     Each share of 71/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders' meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at June 29, 1996. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. Additionally, there are 1,000,000 authorized shares of series preferred stock, no par value. At June 29, 1996 and July 1, 1995, no series preferred stock was outstanding.

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

     Options have been granted to purchase common stock at prices ranging from $9.20 to $20.125 per share. Options were exercised during 1995 and 1996 at prices ranging from $9.20 to $10.60 per share. A summary of option transactions follows:

                                                                        Year ended
                                                                    1996       1995     1994
                                                                         (in thousands)
            Options outstanding, beginning of year..........         412        361       283
            Options granted.................................          80         76        79
            Options exercised...............................         (47)       (13)       (1)
            Options expired.................................         (36)       (12)       --
            Options outstanding, end of year.................        409        412       361

            Exercisable, end of year.........................        337        343       282

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

     On April 1, 1996, the Company entered into a settlement agreement with Gentex which resolved all aspects of these three lawsuits except for the pending appeal referred to above. Under the agreement, Gentex paid the Company $6.0 million in settlement fees and will pay an additional $0.2 million if the
Company prevails in its appeal. In addition, the settlement includes cross-licensing of certain patents which each party may practice within its own core technology area, and an agreement that the partie will not pursue litigation against each other on certain other patents for a period of four years. This settlement was recognized in selling, general and administrative, net of related patent litigation costs previously capitalized. Patent litigation costs included in selling, general and administrative expenses were $3.7 million, $3.1 million and $0.8 million in 1996, 1995, and 1994, respectively.

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

     Future minimum lease payments, excluding renewal options, consist of:

                              Year ending                       Amount
                                                            (in thousands)
                              1997........................     $      3,688
                              1998........................            1,196
                              1999........................              514
                              2000........................              578
                              2001........................              221
                              2002 and thereafter.........              485
                                                              -------------
                                                               $      6,682

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


QUARTERLY FINANCIAL DATA--UNAUDITED


     The Company's common stock is traded on the American Stock Exchange under the Symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

Fiscal                     1996                               1995
Quarter              High           Low                 High           Low
First               $ 16 3/4      $ 141/2              $ 17 1/2       $ 15 1/8
Second                15 5/8       13 3/4                17 5/8         13 1/4
Third                 14 7/8           13                    18         15 1/8
Fourth                16 1/8       13 3/4                17 5/8         14 7/8

                                                                  First        Second         Third        Fourth      Total
                                                                Quarter       Quarter        Quarter       Quarter      Year
                                                                                  (in thousands, except per share data)
1996
     Net sales................................................    $90,523      $106,823     $116,445       $125,780     $439,571
     Gross profit.............................................     13,685        20,030       22,153         25,873       81,741
     Operating income (loss)..................................     (2,087)        3,899        3,920          7,759       13,491
     Net Income (loss):
          Income (loss).......................................     (1,789)        2,629        2,503          5,111        8,454
          Per common share....................................       (.23)          .34          .32            .65         1.08
     Dividends declared per share of common stock.............        .10           .10          .10            .10          .40

1995
     Net sales................................................    $86,741     $  98,460    $  96,708       $101,431     $383,340
     Gross profit.............................................     18,101        22,312       21,019         21,136       82,568
     Operating income.........................................        811         7,274        4,828          4,120       17,033
     Net Income (loss):
          Income (loss).......................................        (85)        4,699        3,076          3,319       11,009
          Per common share....................................       (.01)          .61          .40            .42         1.42
     Dividends declared per share of common stock.............        .08           .08          .08            .08          .32

     The impact of certain transactions on the 1996 and 1995 quarterly results of operations is discussed in Notes 11 and 13. See Management's Discussion and Analysis of Results of Operations and Financial Condition for discussion of the Company's results of operations, in Item 7 of this report on pages 2-5.

SIGNATURES

Pursuant to the requirements of Section 13 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONNELLY CORPORATION


/s/ William R. Jellison
William R. Jellison
Vice President, Corporate
Controller and Treasurer

Date:     September 23, 1997

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

10.11     The Donnelly Corporation Executive Compensation Plan

10.12     The Donnelly Corporation Unfunded Deferred Director Fee Plan

10.13     The Donnelly Corporation Pension Plan for Outside Directors

10.14     The Donnelly Corporation Supplemental Retirement Plan

10.15     The Donnelly Corporation Deferred Compensation Plan

10.17 Letter from Donnelly Corporation to Mr. Donn Viola dated July 12, 1996, as modified on July 22, 1996.

10.18 Letter from Donnelly Corporation to Mr. Russ Scaffede dated September 15, 1995

10.19 An English language summary of the Security Pool Agreement written in German between the Registrant and Donnelly Hohe GmbH & Co. KG dated September 15, 1995

10.20* Receivables Purchase Agreement among Donnelly Receivables Corporation, Falcon Asset Securitization Corporation and the First National Bank of Chicago dated as of November 14, 1996

22        Schedule of Affiliates.

24 Consent of BDO Seidman, LLP, independent public accountants for Form-10K/A for the fiscal year ending June 29, 1996.

27        Financial Data Schedules.

__________________________
*Certain confidential information has been omitted pursuant to a request for confidential treatment.

                                                                    10.11

                   Executive Compensation Plan August 29, 1994

                                TABLE OF CONTENTS

                                                                            PAGE

  ARTICLE I      CONCEPT AND OBJECTIVES....................................... 1
  ARTICLE 11     DEFINITIONS.................................................. 3
  ARTICLE III    ELIGIBILITY.................................................. 5
  ARTICLE IV     INDIVIDUAL ANNUAL INCENTIVE AWARD OPPORTUNITIES.............. 6
  ARTICLE V      ANNUAL INCENTIVE AWARD PAYMENTS..............................12
  ARTICLE VI     MEASUREMENT OF PERFORMANCE UNITS.............................13
  ARTICLE VII    PERFORMANCE UNIT GRANTS......................................14
  ARTICLE VIII   PERFORMANCE UNIT AWARD PAYOUTS...............................16
  ARTICLE IX     ADMINISTRATION OF THE PLAN...................................17

                DONNELLY CORPORATION EXECUTIVE COMPENSATION PLAN

                        ARTICLE I CONCEPT AND OBJECTIVES

     SECTION 1:01 This incentive compensation Plan is intended (in combination with the organization's Stock Option Plan) to reward key executives and other designated members of management for increasing the value of the Company long ten-n and for the profitable growth of the Company on an annual basis. There are two parts of this cash-based Plan:

  (a) ANNUAL INCENTIVE AWARDS. Provide annual cash payments in recognition of the profitable growth of Donnelly and reward successful controllable performance on an annual basis. Participating executives will be rewarded for performance based on financial results, measured by Earnings per Share, Business Unit BGI, and Business Unit BGI-ROA and strategy implementation.

Cash awards will be paid following year-end based on actual results measured against performance standards established prior to the beginning of each Plan Year.

Participation in the annual incentive part of the Plan is intended to include members of senior management and may be expanded in scope over time.

  (b) LONG-TERM INCENTIVE AWARDS.. Reward executive for sustainable Company performance improvements, serve to link executive and shareholder interests, focus attention on long-term profitability and planning, and provide the primary retention mechanism among all compensation elements.

Participating executives will be granted a specific number of Performance Units which will be converted to a cash payment at the end of a five-year Performance Period. The value of the Performance Units at the time of grant IS zero. Monetary value is accrued over the five year Performance Period based on 5 year cumulative average appreciation in share value. The ultimate size of an executive's long-term award payment depends on the number of Performance Units granted and the appreciation in share value over the Performance Period.

Units will be granted annually and without cost to participating executives. Following the first five-year Performance Period, award payments will be made annually.

Participation in the long-term part of the overall executive incentive program is limited to the most senior management team members.

     SECTION 1:02 This Executive Compensation Plan is designed and adopted to achieve the following objectives:

  (a) ALIGN STRATEGY WITH PAY. To encourage executives to exercise the type of judgment that supports Donnelley's strategy while actin in the spirit of Donnelley's culture and values.

  (b) ENCOURAGE PROFITABLE GROWTH. To provide financial recognition to Participants for their contribution to the profitable growth of the Company.

  (c) BUILD COMMITMENT. To promote commitment to Donnelley long-term by providing equitable and competitive compensation, and the potential for substantial cash awards.

  (d) LINK PAY AND PERFORMANCE. To reinforce and motivate actions that will ensure Donnelley's best interests are served by linking pay to long-term value creation and performance improvement.

                                   ARTICLE II

                                   DEFINITIONS

     SECTION 2:01 As used in this document, the following words and phrases will have the meanings specified below:

  (a)     BASE  SALARY  means the annual rate of base pay in effect for the Plan
          Year.

  (b)     CAUSE   means    failure   to    satisfactorily    perform    assigned
          responsibilities,   or  other  conduct,   leading  to  termination  of
          employment.

  (c) COMMITTEE means the Committee (Compensation Committee of the Board of Directors) formed to oversee the administration of the Plan.

  (d)     COMPANY  means  Donnelley   Corporation  including  all  wholly  owned
          subsidiaries of Donnelley Corporation.

  (e) DISABILITY OR DISABLED means a Participant is disabled within the meaning of the Company's long-term disability plan.

  (f) EARNINGS PER SHARE means the dollars of earnings generated in the Plan Year divided by the average number of shares of outstanding stock for the same period.

  (g) GRANT YEAR means the first year of a 5 year Performance Period in which the number of performance units per Participant are determined for that Performance Period.

  (h) PARTICIPANT means a full-time employee of the Company fulfilling the eligibility requirements defined in Article M.

  (i) PERFORMANCE PERIOD means a period of 5 consecutive fiscal years, beginning on the first day of the first fiscal year and ending on the last day of the fifth fiscal year, over which performance units are measured.

  (j) PERFORMANCE UNIT OR UNITS means the form in which long-term cash awards are granted to Participants. Each Performance Unit has monetary value as determined by this Plan. Performance Units do not represent any actual ownership interest in the Company.

  (k) PLAN means the Executive Compensation Plan described in this document and any amendments to the Plan.

  (1)    PLAN YEAR means the Company's fiscal year.

  (m) PRETAX measures the income of the business group before adjustments for income taxes and minority interests.

  (n) PRETAX-ROA measures return on assets for the business group based on the Pretax calculation divided by average assets deployed for the business group.

  (o) RETIREMENT OR RETIRE means a Participant is receiving retirement benefits under the United States Social Security Act or any similar program or act, or Donnelley pension, and is not in active employment.

     SECTION 2:02 Tables contained in this Plan documentation are conceptual illustrations and not intended to specify actual or specific opportunities. Specific opportunities will be communicated on an annual basis.

                             ARTICLE III ELIGIBILITY

     SECTION 3:01 Those eligible to be selected for participation will consist of executives who are full-time employees of the Company who are selected by the Committee on the basis of Plan objectives described in Article 1.

  (a)    Executives  who are  selected to be  Participants  in this Plan will be
         notified   by  the   Committee   at  the   beginning   of   each   Plan
         Year/Performance Period.

  (b) The Committee may, from time to time, select additional executives to become Participants during a Plan Year/Performance
         Period from the eligible group of employees.

  (c) The Committee may select executives to participate in the annual incentive portion of this Plan only or in combination with the long-term incentive portion of this Plan.

     SECTION 3:02 Any employees of the Company who becomes eligible for participation and is selected as a Participant after the beginning of the Plan Year/Performance Period will participate on a pro rata basis.

     SECTION 3:03 A Participant will cease to be eligible for participation in the Plan due to voluntary or involuntary termination of full-time employment, death, Disability or Retirement.

     SECTION 3:04 If a Participant dies, retires, becomes disabled, or is granted a leave of absence during the Plan Year/Performance Period, the Committee, at its discretion, may award partial incentive on a pro-rata basis.

     SECTION 3:05 In no case, will any award be paid under the Plan to any Participant who is terminated at any time for Cause including cases in which termination occurs after the end of the Plan Year/Performance Period, but before incentive awards are paid.

                                   ARTICLE IV
                 INDIVIDUAL ANNUAL INCENTIVE AWARD OPPORTUNITIES

     SECTION 4:01 Annual incentive award opportunities will be determined by the Committee in consideration of the following:

          (a) The degree to which a Participant may impact Company performance.

  (b)    The magnitude of award opportunity that will affordably allow Donnelley
         to  reward   Participants   competitively  when  expected  results  are
         achieved.

     SECTION 4:02 A range of annual incentive opportunity will be provided to:

          (a) Reward controllable achievements above expected levels.

  (b) Encourage and recognize efforts that are above minimum acceptable levels of performance.


                                     TABLE I
                      RANGE OF ANNUAL INCENTIVE OPPORTUNITY

Table I shows the correlation between award size and performance results. An example of threshold for Corporate performance achievement might be in the neighborhood of 80% of planned results and an appropriate Maximum limit for Corporate performance achievement might be in the 140% range.

(TABLES CONTAINED IN THIS REPORT ARE CONCEPTUAL ILLUSTRATIONS ONLY AND NOT INTENDED TO SPECIFY ACTUAL OR SPECIFIC OPPORTUNITIES.)

                                    (Table 1)

     SECTION 4:03 Payment of annual incentive awards to Participants will be contingent on performance measured in two broad categories. Financial performance will be measured by Earnings Per Share for the organization and by Pretax and Pretax-ROA for business units. Strategic/Operational performance will be measured on accomplishment against pre-established goals.

                                     TABLE 2
                         FINANCIAL MEASURES CALCULATION

Table 2 illustrates the method to be used for Earnings per Share calculation, Pretax income calculation for each business unit, and Pretax-ROA calculation for each business unit.

(TABLES CONTAINED IN THIS REPORT ARE CONCEPTUAL ILLUSTRATIONS ONLY AND NOT INTENDED TO SPECIFY ACTUAL OR SPECIFIC OPPORTUNITIES.)

                                    (Table 2)

                                     TABLE 3
                   ILLUSTRATION OF STRATEGIC/OPERATIONAL GOALS

Table 3 illustrate an example of what a strategic/operational imperative may be for a business unit head and how accomplishment of that imperative may be measured.

(TABLES CONTAINED IN THIS REPORT ARE CONCEPTUAL ILLUSTRATIONS ONLY AND NOT INTENDED TO SPECIFY ACTUAL OR SPECIFIC OPPORTUNITIES.)

                                    (Table 3)

     STRATEGIC/OPERATIONAL  Performance  will  be  measured  against  milestones
established  in  context  of  long-term   strategy   implementation.   Strategic
milestones will be determined prior to the beginning of each Plan Year.

     SECTION 4:04 The amount of the emphasis placed on achieving results in each performance category can vary by Participant and will be determined by the Committee in consideration of the following and as shown for illustrative purposes only in Table 4:

        (a)      The Participant's responsibilities.

  (b) Areas of performance where results can have the most significant contribution.

                                     TABLE 4
                ILLUSTRATION OF WEIGHTING OF AWARD OPPORTUNITIES

Table 4 illustrates that I 00% of the CEO's performance weighting will be based on Corporate Financial performance. It also shows that Business Unit Heads will typically have three components of performance categories, and that Corporate Staff will typically have two components of performance categories with a range possible (e.g.- A-13%) in each.

(TABLES CONTAINED IN THIS REPORT ARE CONCEPTUAL ILLUSTRATIONS ONLY AND NOT INTENDED TO SPECIFY ACTUAL OR SPECIFIC OPPORTUNITIES.)

                                    (Table 4)

     SECTION 4:05 For each financial performance measure, awards will be paid based on performance results achieved relative to predetermined, expected levels. Minimum acceptable and maximum controllable achievement will also be specified by the Committee prior to the beginning of the Plan Year. No awards will be paid for performance that falls below minimum acceptable levels (Threshold) and no additional incentive payments will be made for performance that exceed maximum controllable levels. Awards for performance between specified levels will be interpolated.

     SECTION 4:06 Prior to the beginning of each Plan Year the Committee will decide and communicate expected levels of financial performance for which Awards will be Paid, as well as minimum acceptable and maximum controllable financial performance.

     Specified threshold, expected and maximum levels of financial performance may vary by business group or for the Company at the discretion of the Committee in consideration of the following:

  (a)     The sensitivity of financial results to Participant performance.

  (b)     The level of effort required to attain desired results.

  (c)     The Company's pay philosophy and compensations principles.

                                     TABLE 5
              ILLUSTRATION OF RANGE OF ANNUAL INCENTIVE OPPORTUNITY

Table 5 provides an illustration of potential award size versus level of performance achievement. The numbers is this table provide an example of what might be expected for a business unit head. The potential also exist to establish awards that are flat dollar amounts instead of awards that represent a percent of base salary.

(TABLES CONTAINED IN THIS REPORT ARE CONCEPTUAL ILLUSTRATIONS ONLY AND NOT INTENDED TO SPECIFY ACTUAL OR SPECIFIC OPPORTUNITIES.)

                                    (Table 5)

     SECTION 4:07 The award portion based on strategy implementation will be discretionary based on an evaluation of achievement of one to three predetermined strategic milestones. The emphasis will be placed on whether or not all of the milestones were attained during the Plan Year rather than on degrees of fulfillment.

     SECTION 4:08 When position and/or responsibility changes occur within the year, awards will be paid on a pro rata basis based on the discretion of the Committee.

     SECTION  4:09  While  the   Committee   has  overall   accountability   for
administering this Plan, the process for setting expectations, evaluating and communicating results is participatory as designated below:

                                     TABLE 6

          PARTICIPATORY PROCESS FOR SETTING EXPECTATIONS AND EVALUATING AND COMMUNICATING RESULTS

(TABLES CONTAINED IN THIS REPORT ARE CONCEPTUAL ILLUSTRATIONS ONLY AND NOT INTENDED TO SPECIFY ACTUAL OR SPECIFIC OPPORTUNITIES.)

                                    (Table 6)

                                    ARTICLE V
                         ANNUAL INCENTIVE AWARD PAYMENTS

     SECTION 5:01 Annual incentive awards will be paid in cash to Participants as soon as possible following finalization of audited financials for the Plan Year.

     SECTION 5:02 Payments of awards will be reduced by the amount paid out in other bonuses paid to the Participant for the Plan year.

     SECTION 5:03 Payment of awards is contingent upon the company's ability to pay.

                                   ARTICLE VI
                        MEASUREMENT OF PERFORMANCE UNITS

     SECTION 6:01 Performance units will be valued based on a 5 year cumulative average appreciation in share value. Yearly appreciation will be calculated using the average of the average of the first 3 0 days and the average of the last 3 0 days of the year stock price.

     SECTION 6:02 The Committee will determine the value of a Participant's Performance Unit as soon as possible after the close of the 5 year Performance Period.

     SECTION 6:03 There is no cap on the maximum value of Performance Units under this Plan.

                                   ARTICLE VII

                             PERFORMANCE UNIT GRANTS

     SECTION 7:01 There are an aggregate number of 100,000 Performance Units available for allocation each year from which grants can be made.

     SECTION 7:02 Units will be granted at the beginning of each Plan Year resulting in overlapping Performance Periods.

                                     TABLE 7
                    OVERLAPPING FIVE YEAR PERFORMANCE PERIODS

This table illustrates the concept of granting Performance Units at the beginning of each Plan Year with a five-year Performance Period for those grants resulting in a potential payout at the end of the five-year Performance Period. Table 7 also illustrates the concept of overlapping Performance Periods.

(TABLES CONTAINED IN THIS REPORT ARE CONCEPTUAL ILLUSTRATIONS ONLY AND NOT INTENDED TO SPECIFY ACTUAL OR SPECIFIC OPPORTUNITIES.)

                                    (Table 7)

     SECTION 7:03 All Participants will not necessarily receive a grant of Units each year, and the number of Units granted to the same Participant may vary from year to year. Not all available units will necessarily be granted in any given year.

     SECTION 7:04 The number of Units granted to a Participant will remain in effect for the duration of the Performance Period unless the Units are forfeited as described in Article II or the Participant is transferred as described in
Section 7:07.

     SECTION 7:05 The value of Units at the time of grant is zero. Units will appreciate in value over the Performance Period based on an amount equal to the appreciation in share price. The Units do not represent and equity interest in the Company.

     SECTION 7:06 The specific number of Units to be granted to each eligible Participant will be decided by the Committee. The number of Units granted will be determined in consideration of the following:

  (a) The Participant's current and anticipated ability to contribute to the long-term success of the organization through actions and decisions.

  (b)    The  number  of  Units  required  to  provide  long-term   compensation
         opportunities, in conjunction with Stock Options, which support Donnelley's pay philosophy and that will help retain high-performance Participants who fulfill strategic plans.

     SECTION 7:07 Units granted to Participants who are transferred from one position to another during a Performance Period will be handled as follows:

  (a) Units already granted from the Performance Period will continue to appreciate in value to the remainder of the Performance Period.

  (b) Any adjustments due to position/responsibility changes will be made at the discretion of the Committee in future Grant Years.

                   ARTICLE VIII PERFORMANCE UNIT AWARD PAYOUTS

     SECTION 8:01 Cash award payments will be made at the end of the 5 year Performance Period as soon as possible after the award amount can be calculated and audited following the close of the Performance Period.

     SECTION 8:02 Payment of awards is contingent upon the Company's ability to pay.

                                   ARTICLE IX
                           ADMINISTRATION OF THE PLAN

     SECTION 9:01 This Plan is effective July 1, 1994.

     SECTION 9:02 The Plan will be administered by the Committee which will have full responsibility and authority to interpret and administer the Plan. The Committee will have the following duties and responsibilities in relation to the administration of the Plan.

  (a) To resolve all questions arising in the administration, interpretation and application of the Plan, including questions of eligibility and the status and rights of Participants.

  (b)    To decide any dispute arising in the administration of the Plan.

  (c) To correct defects, supply omissions, and reconcile inconsistencies to the extent necessary to act on the Plan.

  (d) To authorize all payments that will be made pursuant to the provisions of this Plan.

  (e) To have all such other powers as may be necessary to discharge its duties herein.

     SECTION 9:03 The Committee may at any time amend, modify, or terminate the Plan. Written notice of any amendments will be given to each Participant.

     SECTION 9:04 All costs and expenses involved in the administration of this Plan will be borne by the Company.

     SECTION 9:05 The Company will deduct from all payments under this Plan any federal, state and/or local taxes required by law.

     SECTION 9:06 Any payments due upon a Participant's death will be paid to the beneficiary by her/him in writing and filed with the Committee. In the absence of such a designation, payment will be made to the person(s) entitled by will or the laws of descent and distribution. Acceptable proof of the entitlement to payment must be provided by the beneficiary to the Committee.

     SECTION 9:07 Nothing contained in the Plan shall be construed as a contract of employment between the Company and a Participant, or as a right of a Participant to continue in the employment of the Company or as a limitation of the right of the Company to discharge a Participant, with or without Cause.

     SECTION 9:08 All determinations by the Committee will be final and binding upon Participants and are not subject to appeal.

     SECTION 9:09 In the event of a change in control in the beneficial interest of both vote and value of the Company, this Plan will remain in effect unchanged.

     SECTION 9:10 None of the opportunities, payments, or Units under this Plan will be transferable by the Participant other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined in Title I of the Employee Retirement Income Security Act of 1974 and the rules thereunder.

                                DONNELLY CORPORATION

                           UNFUNDED DEFERRED DIRECTOR
                           --------------------------
                                    FEE PLAN
                                    --------

     1. On or before the last day of any quarter, any director may elect to defer receipt of all or a specified amount of his or her director's fees to be earned in the succeeding quarter. Any election shall continue from quarter to quarter until modified by a subsequent election, which subsequent election shall be effective with respect to the calendar quarters following the election.

     2. The Company shall maintain a separate account for each director to which the fees of such director shall be credited as earned. On the last day of each of its fiscal quarters, the Company shall also credit to each such account interest on the average balance in that quarter, at the rate equal to the prime rate on the last day of that quarter.

     3. The plan will be unfunded.

     4. Amounts deferred under the Plan, together with accumulated interest, will be distributed to the director in ten annual installments, the first installment payable on the first day of the year following such director's retirement or termination from the Board of Directors. The amount of each installment shall be the balance of the director's account at that date divided by the number of unpaid installments. The balance of such director's account shall continue to be credited with interest as provided above.

     5. The Company, by resolution of the Board of Directors, may elect, at the Company's sole option, to pay any amount standing to the credit of a director in a lump sum, after such director ceases to be a director of the Company, in the event the director and thereafter becomes employed by, a director of or otherwise affiliated with any business that is in competition with the Company.

     6. Upon death of a director or a former director prior to the expiration of the period during which the deferred amounts are payable, the balance of the director's fees and interest in his or her account shall be payable in full on the first day of the calendar year following the year in which he or she dies to the beneficiary designated in writing to the Company by such director or former director, or if no beneficiary has been designated, to his or her estate.

December 1993 WL07-23.DOC

                                FORM OF ELECTION
                                ----------------


TO:     Donnelly Corporation

     I hereby elect to defer that portion of my director's fees set forth below, commencing with fees payable to me after the quarter, following the date of this election, pursuant to the Donnelly Corporation Unfunded Deferred Director Fee
Plan:

                                                  Amount of Fees Types of Fees
  to be Deferred                              to be Deferred
  ----------------------------                --------------

  _____  Annual Retainer Fee                           _____ All

  _____  Annual Retainer and Meeting Fees

                                              _____ The first $_________
                                                     per year

                                              _____ Percent as earned

  In the event of my death, pay the following beneficiary:


  --------------------------------------------------------------------------


  -----------------------                 ----------------------------------
  Date                                    Signature of Director

  December 1996
  WL07-23.DOC

                                                                 EXHIBIT 10.13

                     THE DONNELLY CORPORATION PENSION PLAN FOR OUTSIDE DIRECTORS




  VARNUM, RIDDERING, SCHMIDT & HOWLETT
  Suite 800, 171 Monroe, N.W.
  Grand Rapids, Michigan 49503
  616/459-4186
  9/10/92

                                TABLE OF CONTENTS


                                                       Page
                                                       ----

  ARTICLE I - PURPOSE...................................  1

  ARTICLE II - DEFINITIONS..............................  1

  ARTICLE III - PARTICIPATION AND SERVICE...............  2

  ARTICLE IV - FUNDING..................................  2

  ARTICLE V - RETIREMENT BENEFITS.......................  2

  ARTICLE VI - SPECIAL RETIREMENT BENEFITS..............  3

  ARTICLE VII - SUSPENSION OF BENEFITS..................  3

  ARTICLE VIII - MISCELLANEOUS..........................  4

                            THE DONNELLY CORPORATION
                       PENSION PLAN FOR OUTSIDE DIRECTORS


     This Pension Plan has been adopted by Donnelly Corporation, a Michigan corporation (the "Company").

                                    ARTICLE I
                                     PURPOSE

     The Company is adopting this plan which will be called the Donnelly Corporation Pension Plan for Outside Directors (the "Plan") effective July 1, 1992 to provide retirement benefits for the members of its board of directors who are not officers or employees of the Company.

     This Plan will not cover any employees of the Company and will not, therefore, be subject to the requirements of the Employee Retirement Income Security Act of 1974. This Plan will apply only to persons who served as members of the Board of Directors of the Company on or after July 1, 1992 and are not employees or officers of the Company.

                                   ARTICLE II
                                   DEFINITIONS

     The masculine gender is used throughout this Plan for purposes of simplicity only and is intended to refer to persons of both the masculine and feminine gender. The following words or phrases, when used in this Plan, will have the following meanings:

     2.1 Board: The board of directors of the Company.

     2.2 Beneficiary: The person or persons designated by the participant to receive any death benefit payable under the Plan.

     2.3 Committee: The compensation committee established by the board. The committee may act on behalf of the board on any matter concerning this Plan.

     2.4  Company:  Donnelly  Corporation,   a  Michigan  corporation,   or  its
successor.

     2.5 Outside director: A member of the board who is not an officer or employee of the Company or any of its subsidiaries.

     2.6 Participant: An outside director who is eligible to participate in the Plan.

     2.7 Plan: The Donnelly Corporation Retirement Plan for Outside Directors, as set forth in this document and any later amendments.

     2.8 Service: The period during which a person has served as a member of the board and computed in accordance with Section 3.2.

                                   ARTICLE III
                            PARTICIPATION AND SERVICE

     3.1 Eligibility to participate. Each outside director will become a participant in the Plan on the first day of the month following the month in which he completes one (1) year of service as a director of the Company.

     3.2 Service. An outside director's eligibility to participate in the Plan and his benefits under the Plan will be based upon his period of service as a member of the board. An outside director will be credited with a year of service for each full year between the date on which he became a member of the board and the date on which he ceased to be a member of the board. An outside director will also be credited with one quarter of a year of service for each three months of service as a member of the Board during the period following his last full year of service. If an outside director becomes an employee of the Company and continues to serve as a member of the board, he will not be given credit for service during the period of his employment by the Company as an employee.

                                   ARTICLE IV
                                     FUNDING

     4.1 Funding from General Assets Only. All amounts payable to participants and beneficiaries under this Plan will be paid in cash from the general assets of the Company. The Company will not establish any special or separate fund for purposes of this Plan.

     4.2 Status of Participants. Participants and beneficiaries will have a right to payment of their benefits under this Plan from the general assets of the Company. They will have the status of unsecured creditors with respect to their claims for benefits. The establishment of this Plan is not intended to create a trust or fiduciary relationship between the Company and participants or beneficiaries.

                                    ARTICLE V
                               RETIREMENT BENEFITS

     5.1 Eligibility. A retirement benefit will be paid to each participant whose service as a member of the board terminates after he has completed 10 or more years of service.

     5.2 Amount of Benefit. A participant's retirement benefit will be quarterly payments for a period equal to his years of service on the board or 20 years, whichever number is smaller, in an amount equal to 25% of the annual retainer that was in effect for participant on the date of termination of his service on the board.

     5.3 Commencement and Duration of Benefit Payments. Payment of the retirement benefit will begin on the first working day of the next quarter after the participant's 70th birthday or the date of termination of his service on the board, whichever is later, and will continue on the first working day of each quarter thereafter for a period equal to the participant's years of service on the board or 20 years, whichever period is shorter.

     If a participant's service on the board terminates prior to his 70th birthday, he may elect to have his retirement benefits commence on the first day of any quarter after his 55th birthday. If payments commence prior to his 70th birthday, the quarterly payments will be reduced by the amount required to make the payments the actuarial equivalent of payments beginning on the first day of the quarter after his 70th birthday. The actuarial equivalence will be determined on the basis of the interest assumptions used for determining actuarially equivalent installment payments under the Donnelly Corporation Retirement Income Plan.

     5.4 Continuation of Benefits After Death. If a participant dies while he is a member of the board or after he is retired, but before he has received retirement benefits over the period for which he is eligible, the balance of the quarterly payments for which the participant was eligible will be continued to be made to his beneficiary. At the election of the beneficiary, the balance of the payments may be made in a single lump sum payment equal to the actuarially equivalent present value of the remaining quarterly payments. The present value will be determined using the interest assumption specified in Section 5.3.

     5.5 Designation of Beneficiary. Each participant may designate a beneficiary or beneficiaries to whom his plan benefits will be paid if he dies before receipt of all benefits. Each beneficiary designation must be on the form prescribed by the committee and will be effective only when filed with the committee during the participant's lifetime. Each beneficiary designation filed with the committee will cancel all beneficiary designations that were filed previously. If a participant fails to designate a beneficiary or if the beneficiary dies before the participant, the death benefit will be paid to the participant's spouse, if surviving, and if not, to his estate.

                                   ARTICLE VI
                           SPECIAL RETIREMENT BENEFITS

     6.1 Eligibility. The board may grant a special retirement benefit to a participant whose service on the board will be terminating before he is eligible for a retirement benefit. The board may grant special retirement benefits only if it determines that the payment will be in the best interest of the Company.

     6.2 Amount of Benefit. The amount and timing of the special retirement benefit will be determined by the board on the basis of the circumstances of each special retirement. The actions of the board with respect to any special retirement will not serve as a precedent for any situation in the future.

                                   ARTICLE VII
                             SUSPENSION OF BENEFITS

     7.1 Resumption of Board Membership. If a retired participant returns to membership on the board, the benefits payable under the Plan will cease for as long as he continues on the board. Upon subsequent retirement from the board, the participant's retirement benefits will be resumed and will be redetermined on the basis of the annual retainer that is in effect for him on the date of the second retirement.

     7.2 Employment as Employee. If a retired participant becomes an employee of the Company or any of its subsidiaries, retirement benefits payable to him under the Plan will cease for as long as he remains an employee. Upon termination of employment, payment of his retirement benefits will be resumed in the same amount as before the period of employment.

                                  ARTICLE VIII
                                  MISCELLANEOUS

     8.1 Amendments. The board reserves the right to amend the Plan at any time and from time to time, and the right to terminate the Plan at any time. The board may not, however, by way of amendment or termination of the Plan, adversely affect the rights of any participant or beneficiary who is receiving benefits at the time, or the rights of any participant who has 10 or more years of service.

     8.2 Status of Participants. No participant will have any right or claim to benefits under the Plan except in accordance with the provisions of the Plan. The adoption of the Plan will not be construed as giving any participant the right to be continued as a member of the board, to modify or affect the terms of membership on the board, or to interfere with the right of shareholders of the Company to elect members of the board.

     8.3 Nonalienation of Benefits. No interest, right, or claim to any benefit payable under the Plan will be assignable, transferable, or subject to sale, assignment, garnishment, attachment, execution, or levy of any kind. The Company will not recognize any attempt to transfer, assign, sell, garnish, attach or execute on benefits except to the extent required by law.

     8.4 Facility of Payment. Whenever in the committee's opinion, a person entitled to receive any benefit is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the committee may direct the Company to make payments to such person or to his legal representative or to a relative or friend of such person for his benefit, or the committee may direct the Company to apply the payment for the benefit of such person in such manner as the committee considers advisable. If a person entitled to receive benefits is a minor and the value of the benefit exceeds $5,000, the Company may either delay payment of the benefit until the minor has attained the age of majority or pay the benefit to a person who has been named by a court of competent jurisdiction as conservator of the estate of the minor or to another similar court-appointed fiduciary. Any payment of a benefit in accordance with the provisions of this Section will discharge all liability for such benefit under the provisions of the Plan.

     8.5 Interpretation. The committee will be responsible for the administration and interpretation of the Plan and will determine the amount, of benefits payable in the event of any dispute. Any determination or interpretation by the committee will be final, binding and conclusive on all persons.

     8.6 Governing Law. This Plan will be interpreted, construed and enforced in accordance with the laws of the State of Michigan.

     8.7 Severability of Provisions. If any provision of this Plan is declared void and unenforceable, the other provisions will be severable and will not be affected by the invalidation of the unenforceable provision.

     IN WITNESS WHEREOF, the Company has adopted this Plan on the _____ day of _____, 1992.

                                       DONNELLY CORPORATION


                                       By
                                          Its Chief Executive Officer

(Corporate Seal)


Attest:


By

    Its Secretary

::ODMA\PCDOCS\GRR\72898\1

                                                                 EXHIBIT 10.14




                              THE DONNELLY CORPORATION

                            SUPPLEMENTAL RETIREMENT PLAN









  VARNUM, RIDDERING, SCHMIDT & HOWLETT 171 Monroe, N.W., Suite 800 Grand Rapids, MI 49503
  (616) 459-4186
  8/21/92

                                TABLE OF CONTENTS

                                                       Page
                                                       ----

  ARTICLE I -- PURPOSE                                   1

  ARTICLE II -- DEFINITIONS                              1

  2.1   Accrued Benefits                                 1
  2.2   Actuarial Equivalent                             1
  2.3   Authorized Leave of Absence                      1
  2.4   Average Monthly Compensation                     2
  2.5   Code                                             2
  2.6   Committee                                        2
  2.7   Company                                          2
  2.8   Compensation                                     2
  2.9   Covered Compensation                             2
  2.10  Controlled Group                                 2
  2.11  Employee                                         2
  2.12  ERISA                                            3
  2.13  Normal Retirement Date                           3
  2.14  Participant                                      3
  2.15  Plan Year                                        3
  2.16  Service                                          3
  2.17  Social Security Retirement Age                   3

  ARTICLE III -- PARTICIPATION AND SERVICE               3

  3.1   Participation                                    3
  3.2   Service                                          4
  3.3   Transfers of Employment Within the Company or
        Controlled Group of Corporations                 4

  ARTICLE IV -- NORMAL RETIREMENT BENEFIT                4

  4.1   Eligibility                                      4
  4.2   Amount of Benefit                                4
  4.3   Suspension of Benefits                           5
  4.4   Commencement of Benefits                         5

  ARTICLE V -- EARLY RETIREMENT BENEFIT                  5

  5.1   Eligibility                                      5
  5.2   Amount of Benefit                                5
  5.3   Commencement of Benefits                         5

                                                           Page
                                                           ----

  ARTICLE VI -- DEFERRED VESTED BENEFIT                      6

  6.1    Eligibility                                         6
  6.2    Amount of Benefit                                   6
  6.3    Commencement and Form of Payment                    6


  ARTICLE VII -- SURVIVING SPOUSE BENEFIT                    6

  7.1    Eligibility                                         6
  7.2    Amount of Benefit                                   6
  7.3    Commencement, Duration, and Form of Payment         7


  ARTICLE VIII -- PAYMENT OF RETIREMENT BENEFITS             7

  8.1    Standard Benefit                                    7
  8.2    Post-Retirement Surviving Spouse Benefit            8
  8.3    Optional Forms of Benefit                           8
  8.4    Reduction of Benefits for Previous Payments         8


  ARTICLE IX -- RESPONSIBILITIES AND INDEMNIFICATION         8

  9.1    Funding                                             8
  9.2    Indemnification                                     9


  ARTICLE X -- ADMINISTRATION                                9

  10.1    Plan Administrator                                 9
  10.2    Records and Reports                                9
  10.3    Appointment of Committee                           9
  10.4    Claims Procedure                                   9
  10.5    Other Committee Powers and Duties                 10
  10.6    Committee Procedures                              10
  10.7    Authorization of Benefit Payments                 10
  10.8    Application and Forms for Benefits                10
  10.9    Facility of Payment                               10


  ARTICLE XI -- AMENDMENT OF PLAN                           10

                                                            Page
                                                            ----

  11.1    Amendments                                         10
  11.2    Right of Termination                               10

  ARTICLE XII -- NONALIENATION OF BENEFITS AND DOMESTIC
                 RELATIONS ORDERS                            11

  12.1    Nonalienation of Benefits                          11
  12.2    Procedure for Domestic Relations Orders            11


  ARTICLE XIII -- MISCELLANEOUS                              11

  13.1    Status of Participants                             11
  13.2    No Interest in Company Affairs                     12
  13.3    Notices                                            12
  13.4    Governing Law                                      12
  13.5    Severability of Provisions                         12

                            THE DONNELLY CORPORATION
                          SUPPLEMENTAL RETIREMENT PLAN


     This Supplemental Pension Plan has been adopted by Donnelly Corporation, a Michigan corporation (the "Company").

                            ARTICLE I PURPOSE

     The Company maintains a pension plan for all of its employees. The plan is known as the Donnelly Corporation Employees' Retirement Plan and is maintained as a "qualified plan" under the provisions of Section 401(a) of the Internal Revenue Code.

     This Supplemental Pension Plan (the "Plan") is designed to provide benefits to certain employees that will be in addition to the benefits that will be paid under the qualified plan. This Plan is intended to be an "excess benefit plan" that does not satisfy the requirements of Section 401(a) of the Internal Revenue Code and is exempt from most of the provisions of ERISA. This Plan will apply to all employees who are covered by the qualified plan and whose benefits under the qualified plan are limited by the provisions of Section 415 of the Code and the limitations on compensation in Section 401(a)(17) of the Code.

     This Plan will be effective as of July 1, 1992 and will apply to persons who were employed by the Company on or after that date.

                             ARTICLE II DEFINITIONS

     The masculine gender is used throughout this Plan for purposes of simplicity, but is intended to refer to either gender. The following words or phrases will have the following meanings:

     2.1 Accrued benefit. The portion of a normal retirement benefit earned as of the date of the computation. It is a monthly benefit commencing at normal retirement date and equal to the benefit computed in accordance with the normal retirement benefit formula in Section 4.2 using the participant's average monthly compensation, covered compensation and service on the date of computation.

     2.2 Actuarial equivalent. Equivalence in the present value of various forms of payment. Present values will be determined by the actuaries chosen by the Company based on the 1971 Group Annuity Mortality Table (male lives) with ages set back two years for employees and four years for joint annuitants, and interest at the rate of 8% per annum.

     2.3 Authorized leave of absence. Any absence authorized by the Company under its standard personnel policies. All employees under similar circumstances will be treated alike in the granting of leaves and must return within the period authorized. An absence due to service in the armed forces of the United States will be an authorized leave of absence provided the employee qualifies for reemployment rights under federal law (38 USCA (S)(S)2021 or 2024 or other statute of similar import) and returns to employment with the Company within the period provided by law.

     2.4 Average monthly compensation. The greater of the following:

     (a) 1/60th of the compensation of the participant during the last 60 consecutive calendar months prior to termination of employment with the Company; or

     (b) 1/60th of his compensation during the five consecutive calendar years in which his compensation was the highest during the last 10 calendar years of his employment with the Company.

     2.5 Code. The Internal Revenue Code of 1986, as amended from time to time.

     2.6 Committee. The persons appointed to administer the Plan.

     2.7  Company.  Donnelly  Corporation,   a  Michigan  corporation,   or  its
successor.

     2.8 Compensation. The total of salary, wages, and bonuses paid to a participant by the Company for personal services rendered as an employee, plus any amounts by which the participant's salary or wages has been reduced pursuant to any 401(k) or flexible benefit plan salary reduction agreements with the Company. Amounts shown on the participant's form W-2 for any year as a result of fringe benefits derived from the Company or benefits paid under this Plan will not be counted as compensation for purposes of the Plan.

     2.9 Covered compensation. One-twelfth (1/12th) of the average for each participant of the Social Security taxable wage bases in effect for each calendar year during the 35-year period ending with the last day of the year preceding the year in which the participant attains or will attain Social Security retirement age. The taxable wage base for the current year and each subsequent year will be assumed to be the same as the taxable wage base in effect as of the beginning of the plan year for which the determination is being made. If a participant continues working during the plan year in which he attains Social Security retirement age and thereafter, his covered compensation will be the amount determined for the year in which he attains Social Security retirement age. For plan years prior to the 35-year period described in the first sentence, a participant's covered compensation will be equal to the taxable wage base for the plan year. Each participant's covered compensation will be redetermined for each plan year.

     2.10 Controlled group. The group consisting of each corporation that is a member of a controlled group of corporations, as defined in Code Section 414(b), of which the Company is a member; each trade or business, whether or not incorporated, under common control, as defined in Code Section 414(c), of or with the Company; and each member of an affiliated service group, as defined in Code Section 414(m), of which the Company is a member.

     2.11 Employee. Any person who is a regular full-time employee of the Company and receives compensation for personal services rendered to the Company (or is on lay off status or an authorized leave of absence), but excluding persons who are classified as temporary contract employees.

     2.12 ERISA. The Employee Retirement Income Security Act of 1974, as amended.

     2.13 Normal retirement date. The first day of the month following the later of the following:

     (a) The  participant's  birthday  on which he attains the age that is three
(3) years prior to his Social Security retirement age; or

     (b) The fifth anniversary of the date on which he first became a participant in the Plan.

     The relevant birthday for subsection (a) is the 62nd birthday for participants born before 1938, the 63rd birthday for participants born in the years 1938 through 1954, and the 64th birthday for participants born after 1954.

     2.14 Participant. A person who is employed by the Company and is participating in the Plan in accordance with the provisions of Article III.

     2.15 Plan year. The "fiscal year" of the Plan which will be the 12-month period ending June 30.

     2.16 Service. The period of a participant's employment considered in determining his eligibility for benefits and the amount of his benefits under the Plan, as computed in accordance with Section 3.2.

     2.17 Social Security retirement age. The age at which a participant becomes eligible for benefits under the federal Social Security Act that are not reduced on account of age. This will be age 65 for participants born before 1938, age 66 for participants born during the years 1938 through 1954, and age 67 for participants born after 1954.

                      ARTICLE III PARTICIPATION AND SERVICE

     3.1 Participation. An employee will become a participant in this Plan on the first day of the next plan year (July 1) after the plan year in which either of the following occurs:

     (a) The employee's compensation exceeds the limit on compensation that can be considered under the Donnelly Corporation Employees' Retirement Plan under the provisions of Section 401(a)(17) of the Code. This limit is $228,860 for

                                        -3
the plan year beginning July 1, 1992 and will be adjusted for changes in the cost of living under the provisions of Section 415(d) of the Code; or


     (b)  The  employee's   accrued  benefit  under  the  Donnelly   Corporation
Employees' Retirement Plan exceeds the maximum benefit under Section 4.4(a) of that plan.

     3.2 Service. A Participant's eligibility for benefits and the amount of his benefits under the Plan will be determined by his period of service which will be equal to his years of service as calculated under the provisions of Section
3.2 of the Donnelly Corporation Employees' Retirement Plan.

     3.3 Transfers of Employment Within the Company or Controlled Group of Corporations.

     (a) Transfers Resulting in Eligibility to Participate. A person who becomes an employee as a result of a transfer to employment with the Company from another corporation that is in a controlled group will be given credit for purposes of the eligibility requirements of Section 6.1 for prior years of service with the other corporation while it was a member of the controlled group of corporations. The transferred employee will earn service credits for purposes of determining his benefit under the Plan only for his period of employment with the Company.

     Notwithstanding the foregoing, a participant who was previously employed by Donnelly Mirrors, Ltd., an Irish corporation and wholly owned subsidiary of the Company, will be given credit in accordance with Section 3.2 for prior service with Donnelly Mirrors, Ltd. for purposes of benefits and eligibility.

     (b) Transfers resulting in ineligibility to participate. A participant who ceases to be an employee as a result of a transfer to employment with another corporation that is a member of the controlled group of corporations with the Company will cease to be an active participant as of the date of transfer. The transferee will continue to earn service credits for purposes of determining eligibility for a deferred vested benefit under Section 6.1 for his period of service with any member of the controlled group, but he will not earn any additional service credits for purposes of determining benefits after the date of transfer.

                                   ARTICLE IV
                            NORMAL RETIREMENT BENEFIT

     4.1 Eligibility. A normal retirement benefit will be paid to each participant whose employment terminates on or after his normal retirement date.

     4.2 Amount of Benefit.

     The normal retirement benefit will be equal to the sum of the amounts determined under the following subparagraphs (a) and (b) minus the amount of the participant's normal retirement benefits that are payable under the Donnelly Corporation Employees'

Retirement Plan and the pension plan for Donnelly Mirrors, Ltd., the Company's Irish subsidiary.

     (a) The participant's number of years of service multiplied by 1% of his average monthly compensation; and

     (b) The participant's number of years of service or 35, whichever number is smaller, multiplied by 0.55% of his average monthly compensation that is in excess of his covered compensation.

     Participants who receive benefits in the form of a joint and survivor annuity or other optional form of payment will have their benefits adjusted by an amount necessary to make the optional form of payment the actuarial equivalent of the benefit provided in this section.

     4.3 Suspension of Benefits. Benefits will not be payable with respect to any month in which an otherwise eligible participant remains in the employ of the Company or in which a retiree returns to active service with the Company as an employee and is credited with 40 or more hours of employment.

     4.4 Commencement of Benefits. Payment of normal retirement benefits will commence on the first day of the month after the participant meets all requirements for eligibility and be payable in accordance with Article VIII.



                                    ARTICLE V
                            EARLY RETIREMENT BENEFIT

     5.1 Eligibility. A participant who has attained age 55, completed five (5) or more years of service, and thereafter terminates his employment with the Company will be entitled to receive an early retirement benefit beginning on the first day of the month following the month of termination.

     5.2 Amount of Benefit. The early retirement benefit will be equal to the participant's accrued benefit. If payment of benefits is to commence prior to normal retirement date, the benefit will be reduced by six-tenths of one percent (0.6%) for each month by which the commencement of benefits precedes the participant's normal retirement date during the period from age 60 to normal retirement date, and by three-tenths of one percent (0.3%) for each month by which commencement precedes normal retirement date during the period from age 55 to age 60.

     5.3 Commencement of Benefits. Payment of early retirement benefits will com mence on the first day of the month after the participant meets the requirements and requests payment, and be payable in accordance with Article VIII.

                       ARTICLE VI DEFERRED VESTED BENEFIT

     6.1 Eligibility. A participant will be eligible for a deferred vested benefit if he:

     (a) has completed at least five (5) years of service with the Company;

     (b) terminates employment for reasons other than death or retirement; and

     (c) is not receiving or entitled to receive any other benefit under the Plan.

     6.2 Amount of Benefit. The amount of a participant's deferred vested benefit will be equal to his accrued benefit.

     6.3 Commencement and Form of Payment. Payment of the deferred vested benefit will commence on the former participant's normal retirement date. If the former Participant satisfied the service requirement for an early retirement benefit on his date of termination, then at his option the deferred vested benefit may be payable commencing on the first day of the month following the birthday on which he would have been eligible for early retirement, but the payments will be reduced in accordance with the formula in section 5.2.

     Payment will be made in accordance with Article VIII. The former participant must apply in writing for payment of benefits at such date as he wishes to have benefits commence and no payment will be made until the application has been received by the committee. If the actuarially equivalent present value of a deferred vested benefit is $10,000 or less, the benefit will be paid to the former participant in a single lump sum payment as soon as administratively practical after the end of the plan year in which employment terminates.

                      ARTICLE VII SURVIVING SPOUSE BENEFIT

     7.1 Eligibility. The spouse of a participant will receive a survivor's benefit if the participant:

     (a) dies while employed by the Company and after he is eligible for a deferred vested benefit, or an early or normal retirement benefit;

     (b) is survived by a spouse to whom he has been married for more than one year at the time of his death; and

     (c) has not begun receiving payments in a form other than a joint and 100% survivor annuity.

     7.2 Amount of Benefit. The survivor's benefit will be computed as if the participant had retired in the manner for which he was eligible on the day before his death and elected payment of his retirement benefit in the form of a joint and 100% survivor annuity with his spouse.

     7.3 Commencement, Duration and Form of Payment. The survivor's benefit will be payable in the form of a monthly pension for the life of the surviving spouse commencing on the first day of the month following the participant's death or the date on which the participant would have been eligible to begin receiving early retirement benefits, whichever date is later, and continuing every month thereafter to and including the month in which the surviving spouse dies. If the actuarially equivalent present value of the surviving spouse benefit is $10,000 or less, the benefit will be paid to the surviving spouse in a single lump sum payment as soon as administratively practical after the death of the participant.


                                  ARTICLE VIII
                         PAYMENT OF RETIREMENT BENEFITS

     8.1 Standard Benefit. Benefits will be paid as follows unless an optional form of benefit is elected:

     (a) If the participant is not married at the time benefit payments begin, the benefit will be payable in monthly installments from the com mencement date to and including the month in which the participant dies; and

     (b) If the participant is married at the time payments begin, benefits will be paid in the form of a joint and 100% survivor annuity with the spouse. Payment in this form may be waived by the participant and his spouse.

     A joint and 100% survivor annuity will provide monthly payments to the participant from the commencement date to and including the month in which he dies and, thereafter, monthly payments to the spouse, if surviving, for the balance of the spouse's life in an amount equal to 100% of the monthly payments to the participant. The amount of the monthly payments under the joint and 100% survivor annuity will be adjusted so that the payments to the participant and spouse will be the actuarial equivalent of payments for the life of the participant only.

     The Company will furnish each participant, within a reasonable period of time before his benefit commencement date, with a written explanation of the terms and conditions of the joint and 100% survivor annuity and the other optional forms of payment provided under this Article. The explanation will advise the participant of his right to elect a form of payment other than the joint and 100% survivor annuity and the requirement that the participant's spouse consent to the election. The explanation will advise the participant that any elections concerning benefits can be changed or revoked by the participant and his spouse at any time prior to the date on which benefit payments commence.

     An election to have benefits paid in any form other than joint and 100% survivor annuity can be made by the participant and his spouse only during the period of ninety (90) days prior to the date on which benefits are to commence. If the participant is married on the date the benefit payments commence, then the participant's spouse must consent in writing to the payment of the retirement benefit in any form other than a joint and 100% survivor annuity with the spouse. The spouse's consent must acknowledge that the spouse understands the effect of electing another form of benefit, and must be signed in the presence of a representative of the Company or witnessed by a notary public.

     8.2 Post-Retirement Surviving Spouse Benefit. The surviving spouse of a former participant will be entitled to a benefit if:

     (a) the former participant's employment with the company terminated after he had satisfied the requirements for normal retirement, early retirement, or deferred vested benefits under the Plan;

     (b) the former participant died before he had begun to receive payment of benefits under the Plan; and

     (c) the former participant had been married to his spouse for a period of at least one year on the date of his death.

     The post-retirement surviving spouse benefit will be computed as if the former participant had elected payment of his retirement benefit in the form of a joint and 100% survivor annuity with his spouse. Payment will commence as of the first day of the month following the participant's death or the date on which the participant would have been eligible to begin receiving early retirement benefits, whichever date is later, and will continue every month thereafter to and including the month in which the surviving spouse dies. If the actuarially equivalent present value of the surviving spouse benefit is $10,000 or less, the benefit will be paid to the surviving spouse in a single lump sum payment as soon as administratively practical after the death of the participant.

     8.3 Optional Forms of Benefit. At any time during the election period described in section 8.1, a participant may, with the consent of his spouse if applicable, elect payment in one of the optional forms described below by filing a written election with the committee. Upon receipt of a proper election, the committee will direct the trustee to distribute benefits in any of the following methods in accordance with the election:

     (a) Monthly payments during a period certain (not to exceed 10 years) during and after the participant's lifetime; or

     (b) Monthly payments during the lifetime of the participant only.

     8.4 Reduction of Benefits for Previous Payments. If a participant receives payment of any benefits under the Plan prior to his normal retirement date and thereafter is employed by the

Company, the benefits payable upon any subsequent retirement will be reduced by the actuarial equivalent of the earlier payments.

                 ARTICLE IX RESPONSIBILITIES AND INDEMNIFICATION

     9.1 Funding. Benefits payable under this Plan will be paid by the Company as they become due. Benefits will be paid from the general assets of the Company.

     9.2 Indemnification. The Company will indemnify the members of the committee and any other employees of the Company and hold them harmless against any and all liabilities, including legal fees and expenses, arising out of any act or omission made or suffered in good faith pursuant to the provisions of the Plan.

                            ARTICLE X ADMINISTRATION

     10.1 Plan Administrator. The Company will be the plan administrator.

     10.2 Records and Reports. The Company will exercise such authority and respon sibility as it deems appropriate in order to maintain records of participant's service, and to provide notices and reports to participants.

     10.3 Appointment of Committee. The Company will appoint a committee consisting of at least three persons who will assist in the administration of the Plan and serve at the pleasure of the Company. All usual and reasonable expenses of the committee will be paid by the Company.

     10.4 Claims Procedure. The committee will make all determinations concerning benefits. Any denial of benefits by the committee will be stated in writing and delivered or mailed by certified mail, return receipt requested, to the participant or beneficiary within 60 days after the denial. The notice will set forth the reasons for the denial in language that may be understood by the participant and will specify the Plan provisions upon which the denial was based. If the denial is based on the failure of the participant or beneficiary to supply certain materials or information, the notice will so state. The notice will advise that the denial may be appealed to the committee and will include an explanation of the appeal procedure.

     The committee will adopt a procedure for reviewing appeals of denials of claim benefits. The procedure will include the following:

     (a) The claimant or his duly authorized representative may initiate an appeal by written request for review delivered to the committee not later than 60 days after receipt by the claimant of the notice of denial;

     (b) The claimant or his duly authorized representative may review documents pertinent to the appeal and may submit written statements of issues and arguments relevant to the appeal to the committee;

     (c) The committee will return its decision on the appeal not later than 60 days after receipt of the request for review; and

     (d) The claimant will be advised in writing of the decision on the appeal including the reasons for the decision in language that may be understood by the claimant with references to the Plan provisions upon which the decision is based.

     10.5 Other Committee Powers and Duties. The committee will have such powers as may be necessary to discharge its duties under the Plan. The committee may adopt such rules as it deems necessary and appropriate. All rules and decisions of the committee will be consistently applied to all participants in similar circumstances. When making a determination or calculation, the committee will be entitled to rely upon information furnished by a participant or beneficiary, the Company, or the legal counsel of the Company.

     10.6 Committee Procedures. The committee may act at a meeting or by unanimous written consent without a meeting. The committee may elect one of its members as chairman and appoint a secretary, who need not be a committee member. The secretary will keep a record of all meetings and forward all necessary communications to the Company and the trustee. The committee may adopt such bylaws and regulations as it deems desirable for the conduct of its affairs. All decisions of the committee will be made by the vote of the majority.

     10.7 Authorization of Benefit Payments. The committee will issue directions to the Company concerning all benefits which are to be paid pursuant to the provisions of the Plan.

     10.8 Application and Forms for Benefits. The committee may require a participant to complete and file an application for a benefit and all other forms approved by the committee, and to furnish all pertinent information requested by the committee. The committee may rely upon all such information including the participant's current mailing address.

     10.9 Facility of Payment. Whenever, in the committee's opinion, a person entitled to receive any benefit is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the committee may direct the Company to make payments to such person or to his legal representative or to a relative or friend of such person for his benefit, or the committee may direct the Company to apply the payment for the benefit of such person in such manner as the committee considers advisable. Any payment of a benefit in accordance with the provisions of this section will discharge all liability for such benefit under the provisions of the Plan.


                                   ARTICLE XI
                        AMENDMENT OR TERMINATION OF PLAN

     11.1 Amendments. The Company reserves the right at any time to amend any of the provisions of this Plan on a prospective basis, but amendments may not reduce the accrued benefit that has been earned by any participant prior to the date of the amend ment.

     11.2 Right of Termination. The Plan may be terminated at any time by action of the board of directors of the Company. Upon termination of the Plan, the rights of each participant to benefits accrued to the date of termination will become nonforfeitable.

                    ARTICLE XII NONALIENATION OF BENEFITS AND
                            DOMESTIC RELATIONS ORDERS

     12.1 Nonalienation of Benefits. No interest, right, or claim in or to any part of the trust or any benefit will be assignable, transferable, or subject to sale, assignment, hypothecation, anticipation, garnishment, attachment, execution, or levy of any kind and the Company will not recognize any attempt to so transfer, assign, sell, hypothecate, or anticipate the same except to the extent required by law. This provision will not apply to any domestic relations order entered by a Court of competent jurisdiction.

     12.2 Procedure for Domestic Relations Orders. Whenever the Company is served with a domestic relations order from a court of competent jurisdiction, the Company will follow the following procedure in determining whether the order constitutes a domestic relations order that would be exempt from the general spendthrift protection of this Article:

     (a) The Company will notify the participant and any "alternate payees" named in the order that the order was served on the Company and that objec tions concerning the order must be submitted in writing within 15 days;

     (b) The Company will determine whether the order is a "qualified domestic relations order" and notify the participant and each alternate payee of its determination. If the Company determines that the order is a qualified domestic relations order, the Company will make payment in accordance with the order except that payment will not be made until the participant's employment has terminated;

     (c) During the period in which the Company is determining the status of the order, payment of any benefits in dispute will be deferred. If the Company determines that the order is not a qualified domestic relations order, the Company will resume payments to the former participant or begin payments in accordance with the terms if this Plan as the case may be; and

     (d) The Company will notify the participant and all other alternate payees named in the order of its decision concerning the qualified status of the order. Payments pursuant to the order will be made as soon as practicable after the status of the order has been determined or as soon as the amounts become payable pursuant to this Plan.

                           ARTICLE XIII MISCELLANEOUS

     13.1 Status of Participants. No participant will have any right or claim to any benefits under the Plan except in accordance with the provisions of the Plan. The adoption of the Plan will not be construed as creating any contract of employment between the Company and any participant

                                       -13
or to otherwise confer upon any participant or other person any right to continuation of employment, nor as limiting or qualifying the right of the Company to discharge any participant.

     13.2 No Interest in Company Affairs. Nothing contained in this Plan will be construed as giving any participant, employee or beneficiary an equity or other interest in the assets, business or affairs of the Company, or the right to examine any of the books and records of the Company.

     13.3 Notices. All notices and other designations to be given hereunder will be in writing and will be deemed to be given when mailed by United States mail with postage prepaid addressed to the Company at 414 East Fortieth Street, Holland, Michigan 49423, and to the committee at 414 East Fortieth Street,
Holland, Michigan 49423, or at such other address as the parties may designate in writing.

     13.4 Governing Law. This Plan will be interpreted, construed and enforced in accordance with the laws of the State of Michigan.

     13.5 Severability of Provisions. If any provisions of the Plan will at any time be declared void and unenforceable, the other provisions will be severable and will not be affected thereby.

     IN WITNESS WHEREOF, the Company has caused this Plan to be executed this _______ day of ___________________, 1992.

  ATTEST:                                 DONNELLY CORPORATION


  By____________________________          By____________________________

     Its Secretary                           Its Chief Executive Officer

                                                                  EXHIBIT 10.15




----------------------------------------------------------------------DONNELLY
                                   CORPORATION

                           DEFERRED COMPENSATION PLAN

                   PLAN DOCUMENT AND SUMMARY PLAN DESCRIPTION

                           (Effective January 1, 1997)
------------------------------------------------------------------------------

                 DONNELLY CORPORATION DEFERRED COMPENSATION PLAN
------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

  ARTICLE I - Introduction                                                     1

  ARTICLE II - Definitions                                                     2

  ARTICLE III - Participation by Eligible Employees                            3

  ARTICLE IV - Annual Incentive Award and Annual Base Salary Deferrals         4

  ARTICLE V - Distributions                                                    5

  ARTICLE VI - Accounts                                                        7

  ARTICLE VII - Funding and Participant's Interest                             8

  ARTICLE VIII - Administration and Interpretation                             9

  ARTICLE IX - Amendment and Termination                                      10

  ARTICLE X - Miscellaneous Provision                                         11

                              DONNELLY CORPORATION
                           DEFERRED COMPENSATION PLAN

                           (Effective January 1, 1997)

                             ARTICLE I INTRODUCTION

1.1  Name:  The  name  of  this  plan  is  the  Donnelly   Corporation  Deferred
Compensation Plan ("Plan").

1.2 Effective Date: The effective date of this Plan is January 1, 1997.

1.3 Employer: Donnelly Corporation ("Donnelly"), when employing one or more Eligible Employees who have become Participants in accordance with Article III, shall be the employer under this Plan.

1.4 Purpose: This Plan is established effective January 1, 1997 by Donnelly for the purposes of providing deferred compensation benefits for a select group of its management and/or highly compensated employees.

This Plan provides a means whereby Eligible Employees may defer all or a portion of their annual incentive awards they otherwise would receive under the Donnelly Corporation Executive Compensation Plan for services performed for Donnelly. It will also be the means whereby Eligible Employees may defer a portion of their annual base salary, whether or not they defer all or a portion of their annual incentive award.

All deferrals under this Plan shall be in the form of unfunded recordkeeping entries.

                                   ARTICLE II

                                   DEFINITIONS

Whenever the following initially capitalized words and phases are used in this Plan, they shall have the meanings specified below unless the context clearly indicates to the contrary:

2.1 "Administrator" shall mean the Compensation and Benefits Manager of Donnelly Corporation.

2.2 "Beneficiary" shall mean such person or legal entity as may be designated by a Participant under Section 5.6 to receive benefits hereunder after such Participant's death.

2.3 "Board" shall mean the Board of Directors of Donnelly Corporation, as constituted from time to time.

2.4 "Change in Control" shall mean a change in the control of Donnelly that shall be deemed to have occurred upon the earliest to occur of the following:
(i) the date Donnelly becomes a party to a merger, consolidation, or sale of substantially all of its assets or any other corporate reorganization in which Donnelly will not be the surviving corporation, or in which the holders of Donnelly stock will receive securities of another corporation, (ii) the purchase by an individual, or group of individuals acting in concert, of at least 25% of the voting securities of Donnelly, or (iii) during any 24-month period, individuals who at the beginning of such period constituted the Board cease for any reason to constitute a majority thereof.

2.5 "Committee" shall mean the Compensation Committee of the Board.

2.6 "Deferred Compensation" shall mean that portion of the Participant's annual incentive awards and/or annual base salary which the Participant elects to defer pursuant to Sections 4.1 or 4.2 of this Plan in accordance with a Deferred Compensation Agreement.

2.7 "Deferred Compensation Account" shall mean the recordkeeping account established by the Administrator for each Participant to which the portion of a Participant's annual incentive award and/or annual base salary that is voluntarily deferred pursuant to Sections 4.1 or 4.2 is credited and from which distributions to the Participant or to his or her Beneficiary are debited. A Participant shall at all times be fully vested in the balance of his Deferred Compensation Account.

2.8 "Deferred Compensation Agreement" shall mean a document (or documents) as made available from time to time by the Administrator, whereby an Eligible Employee enrolls as a Participant and elects to defer a portion of his annual incentive award and/or annual base salary pursuant to Article IV of this Plan.

2.9 "Disability" shall mean a disability qualifying for benefits payable under Donnelly's long-term disability plan under which the Participant is covered.

2.10 "Eligible Employee" shall mean an individual who is employed by Donnelly, and who is a member of the Corporate Senior Management Team and holds the job title of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer, Corporate Secretary, or Senior Vice President.

2.11 "Participant" shall mean an Eligible Employee as designated by the Committee and who has amounts standing to his credit under a Deferred Compensation Account.

2.12 "Plan Year" shall be the 12 consecutive month period between July 1 and June 30th.


                 ARTICLE III PARTICIPATION BY ELIGIBLE EMPLOYEES

3.1 Participation: Participation in this Plan is limited to Eligible Employees, who are designated by the Committee as Participants for the following year.

3.2 Failure to Designate: In the event that the Committee fails to designate the group of Eligible Employees who shall be eligible to participate for any year, each Eligible Employee who was designated in the prior year shall be deemed to have been designated for the next succeeding Plan Year, provided that any such Eligible Employee shall participate for purposes of the next succeeding Plan Year only if he or she is actively employed by Donnelly on the first day of such succeeding Plan Year and provided he or she is otherwise an Eligible Employee for such year.

3.3 Continuity of Participation: A Participant who separates from service with Donnelly will cease active participation hereunder.

3.4 Immediate Cash-Out of Ineligible Employee: This Plan is intended to be an unfunded "top-hat" plan, maintained primarily for the purposes of providing deferred compensation for a select group of management or highly compensated employees. Accordingly, if the Committee determines that any Participant does not qualify as a member of the select group, one hundred percent (100%) of such Participant's Deferred Compensation Account shall be paid to the Participant immediately.

                                   ARTICLE IV
                ANNUAL INCENTIVE AWARD AND BASE SALARY DEFERRALS

4.1 Annual Incentive Award Deferral Election: No later than March 15 of the Plan Year in which the annual incentive award under the Donnelly Corporation Executive Compensation Plan is earned, each Eligible Employee may irrevocably elect, by completing and executing a Deferred Compensation Agreement and filing it with the Administrator, to defer any portion up to one hundred percent (100%) of his annual incentive award to be earned for that year.

4.2 Deferral of Annual Base Salary: An Eligible Employee may elect to defer up to twenty-five percent (25%) of his future annual base salary by completing and executing a Deferred Compensation Agreement which specifies the amount of annual base salary to be deferred and filing it with the Administrator. Such election may be modified or revoked once each quarter by executing and filing with the Administrator a new Deferred Compensation Agreement at least 15 days before the end of the quarter. Any election, modification or revocation shall be effective as of the first payroll of the next quarter after being received by the Administrator. No election, modification or revocation is permissible with respect to annual base salary paid prior to the execution of a Deferred Compensation Agreement.

4.3 Period for Which Deferral Election is Effective: A Participant's deferral election under Section 4.1 with respect to annual incentive award shall be effective only for the Plan Year specified in the Deferred Compensation Agreement. A Participant must file a separate Deferred Compensation Agreement by March 15 of each subsequent Plan Year in order to make annual incentive award deferrals for that Plan Year. A Participant's election to defer annual base salary shall remain in effect until modified or revoked as provided in Section 4.2.

                             ARTICLE V DISTRIBUTIONS

5.1 Election of Distribution Date: At the time a Participant makes an election to defer a portion of his annual incentive award and/or annual base salary under
Article IV, such Participant shall also specify in writing in the Deferred Compensation Agreement the date or event on which the cash payment of the Participant's Deferred Compensation Account shall be made. Such date may be any of the following:

  (i) The fifth December 31st immediately following the year in which a portion of the annual base salary and annual incentive award were initially deferred. However, a Participant's termination of employment for any reason shall accelerate the payment of any deferral under this
        Section 5.1(i); or

  (ii) The earlier of the Participant's death, disability, or termination of employment for any reason.

5.2 Distribution May Be Extended: If the Participant has made an election to defer a portion of his annual incentive award and/or annual base salary for any Plan Year for the five-year period provided under Section 5.1(i) above, the period of deferral with respect to such compensation may be mutually extended for another five-year period or until the Participant's death, disability or termination of employment for any reason. An extended deferral under this section shall be effective only by mutual agreement reached at least 90 (ninety) days before the original deferral is to be distributed between the Participant and Donnelly. This agreement shall be in the written format specified by Donnelly.

5.3 Method of Payment:

  (i) Distributions resulting from retirement or disability of the Participant shall be paid in cash in the form of either a single lump sum or, annual installments for a period not to exceed five years as elected by the Participant and approved by Donnelly.

  (ii) Distributions resulting from termination of employment for any reason other than retirement or disability of the Participant shall be paid in cash in the form of a single lump sum.

5.4 Special Election for Early Distribution: A Participant may apply to the Administrator for early distribution of all or any part of his Deferred Compensation Account. Such early distribution shall be made in a single lump sum and in cash, provided that 10% of the amount withdrawn in such early distribution shall be forfeited from the payment of the early distribution amount to the Participant. In the event a Participant's early distribution is submitted within one year after a Change in Control the forfeiture penalty shall be reduced to 5%.

5.5 Financial Hardship. The Committee shall have the authority to determine, in its sole discretion, that payments should be made in any manner the Committee deems appropriate, in whole or in part, on any other date or dates in order to alleviate a financial hardship of a Participant. "Financial hardship" shall mean a severe financial hardship resulting from a sudden and unexpected illness or accident of the Participant, or of a dependent (as defined in Section 152(a) of the Internal Revenue Code) of the Participant, loss of the Participant's property due to casualty, or other similar extraordinary and unforeseeable emergencies arising as a result of events beyond the control of the Participant. The circumstances that will constitute a financial hardship will depend on the facts of each case, but, in any case, payment may not be made to the extent that such hardship is or may be relieved (i) through reimbursement or compensation by insurance or otherwise, (ii) by liquidation of the Participant's assets, to the extent such liquidation would not itself cause severe financial hardship, and
(iii) by cessation of deferrals under the Plan. Any financial hardship distribution approved by the Committee shall be limited to the amount necessary to meet the financial hardship and shall be made solely from the Participant's Deferred Compensation Account.

5.6 Distribution on Death. In the event of a Participant's death before his Deferred Compensation Account has been distributed, distribution(s) shall be made to the Beneficiary selected by the Participant, in a single lump sum cash payment within 60 days after the date of death (of, if later, after the proper Beneficiary has been identified). A Participant may from time to time change his designated Beneficiary without the consent of such Beneficiary by filing a new designation in writing with the Administrator. If no Beneficiary designation is in effect at the time of the Participant's death, or if the designated Beneficiary is missing or has predeceased the Participant, distribution shall be made to the Participant's surviving spouse, or if none, to his surviving children per stirpes, and if none, to his estate.

5.7 Valuation of Distributions. All distributions under this Plan shall be annual based upon the amount credited to a Participant's Deferred Compensation Account as of the last quarterly valuation immediately preceding the date of the distribution. The amount of installment payable to a Participant electing such method of payment shall be determined by dividing the amount credited to the Participant's Deferred Compensation Account by the remaining number of installments, including the current installment, to be paid. It is understood that administrative requirements may lead to a delay between such valuation date and the date of distribution, not to exceed twenty business days.

                            ARTICLE VI ACCOUNTS

6.1 Deferred Compensation Account: The Administrator shall establish and maintain, or cause to be established and maintained, a separate Deferred Compensation Account for each Participant hereunder who executes an election pursuant to Section 4.1 or Section 4.2. Each such Participant's annual incentive awards and/or annual base salary deferred pursuant to a Deferred Compensation Agreement under Section 4.1 or Section 4.2 shall be separately accounted for and credited with earnings, for recordkeeping purposes only, to his Deferred Compensation Account. A Participant's Deferred Compensation Account shall be solely for the purpose of measuring the amounts to be paid under the Plan. Donnelly shall not be required to fund or secure the Deferred Compensation Account, in any way, Donnelly's obligation to Participants hereunder being purely contractual. All assets of the Plan will at all times remain the property of Donnelly and will be subject to Donnelly's creditors.

6.2 Crediting of Earnings and Statement of Account: The Participant's Deferred Compensation Account shall be credited with interest quarterly. The amount of interest to be credited each quarter shall be equal to the prime rate of interest in effect as of the last day of the preceding each quarter. Interest will be credited for whole quarters only. As soon as practicable after the end of each quarter (and at such additional times as the Administrator may determine), the Administrator shall furnish each Participant with a statement of the balance credited to the Participant's Deferred Compensation Account.

6.3 Investment to Facilitate Payment of Benefits: Although Donnelly is not obligated to invest in any specific asset or fund, or purchase any insurance contract in order to provide the means for the payment of any liabilities under this Plan, the Committee may elect to do so.

                                   ARTICLE VII
                       FUNDING AND PARTICIPANT'S INTEREST

7.1 Deferred Compensation Plan Unfunded: This Plan shall be unfunded and no trust shall be created by the Plan. The crediting to each Participant's Deferred Compensation Account, as the case may be, shall be made through recordkeeping entries. No actual funds shall be set aside; provided, however, that nothing herein shall prevent Donnelly from establishing one or more grantor trusts from which benefits due under this Plan may be paid in certain instances. All distributions shall be paid by Donnelly from its general assets and a Participant or his or her Beneficiary shall have the rights of a general, unsecured creditor against Donnelly for any distributions due hereunder. The Plan constitutes a mere promise by Donnelly to make benefit payments in the future.

7.2 Participant's Interest in Plan: A Participant has an interest only in the cash value of the amount credited to his Deferred Compensation Account. A Participant has no rights or interests in any specific funds, stock or securities.

                 ARTICLE VIII ADMINISTRATION AND INTERPRETATION

8.1   Administration:   Except  where  certain   duties  are  delegated  to  the
Administrator, the Committee shall be in charge of the operation and demonstration of this Plan. The Committee has, to the extent appropriate and in addition to the powers described elsewhere in this Plan, full discretionary authority to construe and interpret the terms and provision of the Plan; to adopt, alter and repeal administrative rules, guidelines and practices governing the Plan; to perform all acts, including the delegation of its administrative responsibilities to advisors or other persons who may or may not be employees of Donnelly; and to rely upon the information or opinions of legal counsel or experts selected to render advice with respect to the Plan, as it shall deem advisable, with respect to the administration of the Plan.

8.2 Interpretation: The Committee may take any action, correct any defect, supply any omission or reconcile any inconsistency in the Plan, or in any election hereunder, in the manner and to the extent it shall deem necessary to carry the Plan into effect or to carry out the Board's purposes in adopting the Plan. Any decision, interpretation or other action made or taken in good faith by or at the direction of Donnelly, the Board, the Committee, or the Administrator arising out of or in connection with the Plan, shall be within the absolute discretion of all and each of them, as the case may be, and shall be final, binding and conclusive on Donnelly, and all Participants and Beneficiaries and their respective heirs, executors, administrators, successors and assigns. The Committee's determinations hereunder need not be uniform, and may be made selectively among Eligible Employees, whether or not they are similarly situated. Any actions to be taken by the Committee will require the consent of a majority of the Committee members. If a member of the Committee is a Participant in this Plan, such member may not decide or determine any matter or question concerning his benefits under this Plan that such member would not have the right to decide or determine if he were not a member.

8.3 Records and Reports: The Administrator shall keep a record of proceedings and actions and shall maintain or cause to be maintained all such books of account, records, and other data as shall be necessary for the proper administration of the Plan. Such records shall contain all relevant data pertaining to individual Participants and their rights under the Plan. The Administrator shall have the duty to carry into effect all rights or benefits provided hereunder to the extent assets of Donnelly are properly available.

8.4 Payment of Expenses: Donnelly shall bear all expenses incurred by it and by the Committee in administering this Plan.

8.5 Indemnification for Liability: Donnelly shall indemnify the Administrator, the members of the Committee, and the employees of Donnelly to whom the Administrator delegates duties under this Plan against any and all claims, losses, damages, expenses and liabilities arising from their responsibilities in connection with the Plan, unless the same is determined to be due to gross negligence or willful misconduct.

8.6 Claims Procedure: If a claim for benefits or for participation under this Plan is denied in whole or in part, a Participant will receive written notification. The notification will include specific reasons for the denial, specific reference to pertinent provisions of this Plan, a description of any additional material or information necessary to process the claim and why such material or information is necessary, and an explanation of the claims review procedure. If the Committee fails to respond within 90 days, the claim is treated as denied.

8.7 Review Procedure. Within 60 days after the claim is denied or, if the claim is deemed denied, within 150 days after the claim is filed, a Participant (or his duly authorized representative) may file a written request with the Committee for a review of his denied claim. The Participant may review pertinent documents that were used in processing his claim, submit pertinent documents, and address issues and comments in writing to the Committee. The Committee will notify the Participant of its final decision in writing. In its response, the Committee will explain the reason for the decision, with specific references to pertinent Plan provision on which the decision was annual based. If the Committee fails to respond to the request for review within 60 days, the claim is treated as denied.

                      ARTICLE IX AMENDMENT AND TERMINATION

9.1 Amendment and Termination: The Company may at any time amend or terminate any or all of the provisions of the Plan, subject to the following limitations:

          (a) The amendment will not be effective unless the Plan will continue to operate for the exclusive benefit of employees.

          (b) The amendment or termination will not adversely affect the right of any Participant or Beneficiary to a payment under the Plan on the basis of compensation allocated to the Participant's Deferred Compensation Account.

     If the Plan is discontinued with respect to future deferrals, Participants' Deferred Compensation Accounts shall be distributed on the distribution dates elected in accordance with Section 5.1, unless the Committee designates that distributions shall be made on an earlier date. If the Committee designates such earlier date, each Participant shall receive distribution of his entire Deferred Compensation Account, as specified by the Committee. If the Plan is completely terminated, each participant shall receive distribution of his entire Deferred Compensation

Account in a single lump sum cash payment as of the date of the Plan termination designated by the Board.

                        ARTICLE X MISCELLANEOUS PROVISION

10.1 Right of Donnelly to Take Employment Actions: The adoption and maintenance of this Plan shall not be deemed to constitute a contract between Donnelly and any Eligible Employee, or to be a consideration for, or an inducement or condition of, the employment of any person. Nothing herein contained, or any action taken hereunder, shall be deemed to give an Eligible Employee the right to be retained in the employ of Donnelly or to interfere with the right of Donnelly to discharge an Eligible Employee at any time, nor shall it be deemed to give to Donnelly the right to require the Eligible Employee to remain in its employ, nor shall it interfere with the Eligible Employee's right to terminate his or her employment at any time. Nothing in this Plan shall prevent Donnelly from amending, modifying, or terminating any other benefit plan, including the Donnelly Corporation Executive Compensation Plan.

10.2 Alienation of Assignment of Benefits: A Participant's rights and interest under the Plan shall not be assigned or transferred except as otherwise provided herein, and the Participant's rights to benefit payments under the Plan shall not be subject to alienation, pledge or garnishment by or on behalf of creditors (including heirs, beneficiaries, or dependents) of the Participant or of a Beneficiary.

10.3 Right to Withhold: To the extent required by law in effect at the time a distribution is made from the Plan, Donnelly or its agents shall have the right to withhold or deduct from any distributions or payments any taxes required to be withheld by federal, state or local governments.

10.4 Construction: All legal questions pertaining to the Plan shall be determined in accordance with the laws of the State of Michigan, to the extent such laws are not superseded by the Employee Retirement Income Security Act of 1974, as amended, or any other federal law.

10.5 Headings: The headings of the Articles and Sections of this Plan are for reference only. In the event of a conflict between a heading and the contents of an Article or Section, the contents of the Article or Section shall control.

10.6 Number and Gender: Whenever any words used herein are in the singular form, they shall be construed as though they were also used in the plural form in all cases where they would so apply, and references to the male gender shall be construed as applicable to the female gender where applicable, and vice versa.


IN WITNESS WHEREOF, the Company has caused this Plan to be executed this


         23rd          day of       August        , 1996.
  --------------------        --------------------


                                    DONNELLY CORPORATION

                                    By: /s/ William R. Jellison
                                    ----------------------------
                                    William R. Jellison Chief Financial Officer

  CORPORATE SEAL

  Attest:

  By: /s/ Maryam Komejan ------------------Maryam Komejan Corporate Secretary

                                                                  EXHIBIT 10.17


July 22, 1996



Mr. Donn Viola
7405 Parkwood Drive Fenton, MI 48430

Dear Donn:

This letter will amend your original offer letter dated July 12, 1996, based on our conversation of July 19, 1996. Our discussions centered on three major areas of concern:

  1. Regarding Performance Shares, you questioned whether or not those would be carried forward on a rolling basis after your retirement. In other words, would you receive the value of the performance shares that were awarded to you before retirement after retiring from the company.

This is the first year that we have used Performance Shares at Donnelly and that issue is not addressed in our plan. However, I believe it is the intent of the plan to provide the value of performance shares that were granted prior to retirement after retirement. I will clarify this issue with the Board at the upcoming meeting in July.

  2. On the issue of retirement income, we both understand that the assumptions being used to project the benefits could vary considerably based on the performance of the company and how that performance affects stock value. However, you expressed a strong need to have your compensation package be structured so as to provide a somewhat stronger income opportunity for retirement than is currently assumed to be the case.

In order to provide additional support in this area, the company will increase the amount to be deposited in your deferred compensation plan to $75,000 rather than the $50,000 originally offered. A new worksheet from Towers Perrin is attached to illustrate the effect of that change. As stated in your original letter, this amount will be deposited in such an account on your behalf within one year of employment. This amendment affects item 4.a. in your offer letter of July 12, 1996.

  3. The third area of concern dealt with your relocation package. Since you have concerns about selling your house in the near-term, due to its uniqueness, you inquired whether Donnelly could provide you with cash flow assistance in the purchase of a home in West Michigan.

  Donn Viola
  July 22, 1996
  Page 2


Donnelly has already agreed to pay for the real estate fees and closing costs on the sale of your existing home in Pennsylvania. To assist you in purchasing a home in West Michigan, we will pay you $30,000 in lieu of those closing costs in Pennsylvania upon having made an offer and having it accepted on the home of your choice in West Michigan. This payment will be grossed up for taxes. In addition, Donnelly will cover closing costs on a new home in West Michigan and those costs will be grossed up for taxes. This modification will replace section 7.a. in your original offer letter of July 12, 1996.

We are very pleased with the prospect of having you join our organization and look forward to working with you. This offer, as amended here, remains open until the close of business on Tuesday, July 23, 1996 and is subject the contingencies #11 and 12 in your original offer letter. I will assume, based on our earlier conversations, that you remain highly interested in joining Donnelly and will attend the Board meeting on July 30, 1996 in Chicago to finalize these agreements. Please notify me today, by telephone your intention to proceed with our plans for a meeting in Chicago.

As always, feel free to contact me with questions if I can be of service.

Sincerely,

DONNELLY CORPORATION



Maryann Komejan
Senior Vice President



/jvb

July 12, 1996



Mr. Donn Viola
7405 Parkwood Drive Fenton, MI  48430


Dear Donn:

I am very pleased to extend to you Donnelly's offer of employment to fill the new position of Chief Operating Officer for Donnelly North American Operations. We believe you bring outstanding skills to our company and that you will find Donnelly an excellent environment in which to invest your career. We are looking forward to working with you.

You will report to the CEO of Donnelly and will work from our home office located in Holland, Michigan. The details of your offer include:

  1. A base salary of $27,083 per month. This equates to an annual salary of $325,000. This base compensation falls in the neighborhood of the 75th percentile based on national executive compensation survey data for an operation the size of our North American Operations, and as such represents a strong expression of interest for you to join Donnelly. Our policy is to review salaries for all officers annually after the close of our fiscal year. You will be eligible for review in August/September, 1997 and the Board takes action regarding officer salaries in October of each year.

  2. An annual bonus incentive will be provided which is linked to the achievement of specific business and individual goals. Achieving plan performance would result in a bonus of approximately 50% of base salary. Exceptional performance over plan goals can earn a bonus of up to 100% of base salary. Shortly after you begin work at Donnelly, I will meet with you to establish specific goals for the upcoming year. Bonus awards are typically paid in September, after the close of our fiscal year. This program will begin for you in fiscal 1997 (June '96 June '97). Two-thirds of the first year's plan annual incentive for achieving plan (or $108,000) will be guaranteed since you were not part of the planning process for this year and will not have the full year to influence performance. This annual incentive will be paid in the August - October period of 1997.

  3. It is customary for Donnelly to consider stock options for executives annually, based on competitive market comparisons and on individual contributions made to the business. Long-term incentive compensation for your position would typically consist of annual stock option grants and performance unit grants. The initial stock option grants and performance unit grants will be priced at the date of your acceptance of the employment offer made to you. Subsequent grants will be

  Donn Viola
  July 12, 1996
  Page 2


          priced as of the date granted. Stock options are exercisable after one year of receiving them and no later than ten years of receiving them. Performance unit grants are paid out in cash five years after they are granted.

  4. A special one-time consideration is being offered to recognize the adjustments that will be required in making a transition to Donnelly. This one-time consideration will include two components:

  a. A $50,000 deposit into a deferred compensation program. While Donnelly does not have a deferred compensation plan in place for executives now, we will commit to having such a plan in place within one year of your employment and we will deposit $50,000 into this account on your behalf at the time the plan is adopted.

  b. Donnelly is offering you a stock option for 10,000 shares and 10,000 performance unit shares upon your employment with Donnelly. These grants are subject to approval by the Donnelly Stock Option Committee and will be governed by the terms of Donnelly plans for these programs.

  5. You will receive a company car valued at between $40,000 - $50,000. Car expenses will be covered for insurance, maintenance, and business fuel expense.

  6. Donnelly offers a very comprehensive package of group health insurance, group life insurance, 401K, employee stock purchase, and retirement plans. Vacation is six weeks. You will be provided with descriptions of all plans and I believe you will find our flexible benefit options very strong in protecting you and your family.

  7.      Our relocation package will include:

  a. Closing costs on a new home in West Michigan and real estate fees and closing costs on the sale of your existing home. These costs will be "grossed up" for taxes.

  b. Moving expenses for you, your family, and personal belongings (per company policy). We will select a mover for you or reimburse a mover of your choice upon receiving two estimates.

  c. Temporary living expenses to cover an appropriate apartment, or equivalent temporary condo/house as available, for six months in West Michigan if required. Of course, we assume that you will be interested in locating more permanent living arrangements as soon as possible after

  Donn Viola
  July 12, 1996
  Page 3


          accepting a position with Donnelly. If you haven't made permanent arrangements at the end of six months, we can discuss an extension. The objective is to achieve a transition as soon as possible.

  d. If you are unable to sell your home within nine (9) months of beginning work at Donnelly, we will purchase your home at fair market value (based on the average value established by two independent appraisals). If the amount that you paid for your home exceeds the appraised value, Donnelly will pay the difference, but the total price paid by Donnelly will not exceed 100% of the average appraised value.

  8. In the event that you are separated from Donnelly for any reason other than cause, we will provide a severance plan that provides 18 months of base salary and benefits, subject to a noncompete agreement in our specific area of business and closure on a separation agreement.

  9. In the event that you choose to leave Donnelly, you will receive all benefits for which you are vested per plan descriptions.

  10. In the event that there is a change in control regarding ownership of the company, all stock options and performance units will be vested consistent with the applicable plan descriptions.

  11. This offer is contingent on appropriate references being completed and that those references are positive. We have already begun this process and do not anticipate problems in this area.

  12. You have expressed an interest to meet with some of our Directors, and as a courtesy to our Directors, I feel this is also important to do before everything is totally final. I do not anticipate any issues, and expect that both you and they will feel positive about moving forward. Therefore, while I hope that you and I can reach agreement regarding this offer as soon as possible, we will wait until July 30th to totally finalize everything. I will schedule an opportunity for you to meet with our Human Resource Committee of the Board at a meeting previously scheduled in Chicago on the 30th to deal with a number of other issues.

I plan to be in Europe and Asia for the next two weeks, which makes this the earliest time we can do this.

We will also invite all Directors to attend, but due to their schedules, we cannot predict how many will be able to make it.

  Donn Viola
  July 12, 1996
  Page 4


We are pleased to extend this to offer you. In an effort to be helpful, we have enclosed a comparative summary of Donnelly's offer to your previous annual compensation package, as we understand it. This comparative summary was prepared after discussions between you and Jeff Bacher from Towers Perrin. In both the current year and over the course of your career with Donnelly, we feel this package offers substantial advantages for you and your family. Based on the Towers Perrin comparison, your total direct compensation is estimated to be equivalent to that at Mack, and the potential for the long-term (or non-direct) compensation is more favorable for you in joining Donnelly.

As the company continues to grow and develop, part of our corporate mission is to double shareholder value every five years, and our current five-year outlook is consistent with achieving this level of performance. Donnelly has grown at a compounded annual rate in excess of 15% during the past 15 years, and we believe the company is positioned for strong growth in the future. With your proven skills to shape strong operations and improve earnings, the prospects for the growth of your estate through the stock options and performance share plans should be strong. Our program for deferred compensation should also prove to be an attractive tool for enhancing your long-term financial position.

All matters not specified here will be handled in accordance with company policy. We will provide you with all appropriate policies and plan descriptions forthrightly. I believe that you will find all of them very competitive and supportive.

Of course, we understand that you will need time to assess the financial implications of this opportunity. This offer will remain open until the close of business on Friday, July 18, 1996, although the offer and your acceptance are subject to the contingencies discussed in paragraphs 11 and 12.

On behalf of myself, the Board of Directors, and the senior management team at Donnelly, we are looking forward to having you and Barbara join our company. I am convinced that you will help us make this an even stronger company and I am personally looking forward to working with you.

Sincerely,

DONNELLY CORPORATION



Dwane Baumgardner Chairman of the Board

                                                                  Exhibit 10.18

September 15, 1995


Mr. Russ Scaffede
102 Clubhouse Drive Nicholasville, KY 40356

Dear Russ:

I am very pleased to extend to you Donnelly's offer of at will employment for the position of Vice President, Manufacturing. We believe you bring outstanding skills to our company and that you will find Donnelly an excellent environment in which to invest your career. We are all looking forward to working with you.

You will report to the C.O.O. of Donnelly North America and be located here in Holland. Until that position is filled, you will report directly to me. Your annual base salary will be $180,000 paid in 52 equal installments of $3,461.64 paid each week. Our policy is to review salaries at the end of each fiscal year. We offer a management bonus based on attainment of mutually agreed upon objectives targeted at 25% of base salary for reaching those objectives, and with a potential to reach a total of 35% for exceeding them. This is paid yearly at the closing of the accounting records. You will be eligible to participate in the plan, on a prorated basis, for the balance of fiscal year 1996.

Our long term incentive plan, also based on attainment of mutually agreed upon personal objectives and company performance, is targeted at 35% of annual base salary. This is awarded in stock options and/or performance units. This bonus is also awarded at the time of closing of accounting records for the previous year. You will be eligible for participation in this plan, on a prorated basis, for the balance of fiscal 1996.

We will provide you with a company car with an approximate value of $30,000 and car expenses to include insurance, maintenance and business use fuel expense.

I have included, for your information, information on our various health, life, stock purchase and pension plans. Vacation is six weeks. Rick will be happy to provide any further information you may require on these plans. I think you will agree that our flexible benefit approach allows you to select a very generous array of protection for you and your family.

Our relocation policy includes the following:

       All closing costs including real estate fees.

       Moving expenses for you, your family and your property.

  Mr. Russ Scaffede September 15, 1995 page 2


       Two trips for Barb to visit the area and look at housing.

       One time relocation expense of $7,500.

Away from home expenses for yourself for a period of 90 days and five trips back to Nicholasville.

In the event that we elect your separation from the company for any reason other than cause, we will provide severance in the form of base salary and benefit coverage for a period of 12 months or until you find other employment of any kind whichever occurs first. This consideration will be subject to a noncompete agreement in our specific area of business.

Our Board of Directors has been strongly supportive of bringing someone of your caliber to our company. While I anticipate no reservations on their part about your selection for this key position, this offer is subject to their confirmation.

Russ, we are looking forward to having you and Barb join our family here at Donnelly. I am convinced you can help us make this a great company and am personally looking forward to working with you with great anticipation.

Sincerely,

DONNELLY CORPORATION



Dwane Baumgardner Chairman of the Board

                                                                  Exhibit 10.19

               English Language Summary of Security Pool Agreement
                             -----------------------


This document is a translation and a summary, and the terms of the complete original document are controlling.


Between the following credit institutions of the one part:

  1.  Berliner Bank Aktiengesellschaft, Berlin
      -Hereinafter also referred to as the "pool principal"
  2.  Deutsche Genossenschaftsbank Bayam, Nuremberg branch
  3.  National Bank Detroit, Frankfurt branch
  4.  The First National Bank of Chicago, Chicago
  5.  Sparkasse Miltenberg-Obernburg, Miltenberg

  -hereinafter referred to jointly as "the Banks" and referred to individually as "the Bank",

  and

  Donnelly Hohe GmbH & Co KG, Collenberg (at present still called Hohe GmbH & Co
  KG) of the other part

  -hereinafter referred to as "the Firm"

  the following agreement has been reached:


                     Clause 1      Loans and credit facilities

  The following banks have made/shall make the following loans and credit lines available to the firm:



  Berliner Bank AG:                      Loan            for          DM
  5,000,000.00
                              Working credit  for          DM     15,000,000.00
                              Bridging loan   for          DM      5,000,000.00

  Deutsche Genossenschaftsbank:      Loan            for       DM
                                     5,000,000.00
                                     Working credit  for       DM
                                     15,000,000.00
                                     Bridging loan   for       DM   5,000,000.00

  National Bank Detroit:             Working credit  for       DM
  15,000,000.00

  The First National Bank of Chicago:    Working credit  for          DM
  10,000,000.00

  Sparkasse Miltenberg:                  Working credit  for          DM
                                                                            5,00
                                                                             0,0
                                                                             00.
                                                                             00

                                                                            ----
                                                                             ---
                                                                             ---
                                                                             ---
                                         Total   DM               80,000,000.00

Money-market transactions, Euro-financing business, bill purchases or foreign exchange transactions, for example, can also be performed and bank guarantees can be accepted in appropriation to the respective business loans.

The two bridging loans of Berliner Bank AG and Deutsche Genossenschaftsbank are limited to 31/st/ December, 1995 at the latest, and will be paid back when an additional bank is admitted into this securities pooling agreement.

The business loans granted by the NBD Bank, Frankfurt/Main branch and The First National Bank of Chicago shall be administered as a unit by the NBD Bank until revocation by one of the two banks; credit shall be granted individually and independent of the respective other bank up to the level of participation of the respective bank. The First National Bank of Chicago hereby revocably authorizes the NBD to represent it in all respects in connection with this pooling agreement, to safeguard its rights in connection with this securities pooling agreement vis-a-vis the other contractual parties to the said agreement, and to issue such statements on behalf of the First National Bank of Chicago as the NBD Bank deems necessary or desirable in connection with the loans granted and with respect to this securities pooling agreement.

                              Clause 2      Securities

1. The Firm has provided/shall provide the following securities to the pool principal:

  a) Registered land charge for DM 5,000,000.00, jointly registered as follows: in the Land Register of Fechenbach, leaf 1508, leaf 1810 and leaf 2152; in the Land Register of Dorfprozelten, leaf 3738; in the Land Register of Stadtprozelten, leaf 1733; and in the Land Register of Tappenbeck, leaf 299.

  b) Registered land charge for DM 32,500,000.00, jointly registered as follows: in the Land Register of Fechanbach, leaf 1808, leaf 1810, leaf 1817 and leaf 2152; in the Land Register of Dorprozelten, leaf 3738; and in the Land Register of Stadtprozelten, leaf 1733.

  c) Owner's certified land charge for DM 5,000,000.00, jointly registered as follows: in the Land Register of Fechenbach, leaf 1608, leaf 1810, leaf 1817 and leaf 2152; in the Land Register of Dorfprozelten, leaf 3738; and in the Land Register of Stadtprozelten, leaf 1733, assigned to the pool principal.

  d) Owner's certified land charge for DM 7,500,000.00, jointly registered as follows: Land Register of Fechenbach, leaf 1608, leaf 1810, leaf 1817 and leaf 2152; in the Land Register of Dorfprozelten, leaf 3738; and in the Land Register of Stadtprozelten, leaf 1733, assigned to the pool principal.

  e) Registered land charge for DM 7,000,000.00, jointly registered as follows: in the Land Register of Fechenbach, leaf 1608 and leaf 1817. This registered land charge is currently still entered in the Land Register in the name of Bankhaus Karl Schmidt, and shall be assigned to the pool principal.

  f) Registered land charge for DM 4,000,000.00, jointly registered as follows: in the Land Register of Fechenbach, leaf 1608 and leaf 1817. This registered land charge is currently still entered in the Land Register in the name of Deutsche Genossenschaftsbank, and shall be assigned to the pool principal.

  g) Registered land charges (in some cases for joint and several liability) for a total of DM 14,450,000.00, which is currently still entered in the Land Register in the name of Industriekreditbank AG, Deutsche Industriebank in Dusseldorf and Berlin (IKB) and is to be assigned to the pool principal, if and as soon as the IKB is obliged to release these land charges. These registered charges are place on different items of real estate in Fachenbach, Dorprozelten and Tappenbeck.

  h) Chattels mortgage on machines and fittings according to a new chattels mortgage agreement to be concluded.

  2. For the safeguarding purpose outlined in S3, the Company hereby grants the individual banks a right of lien existing among one another - equal in status to the individual rights of lien existing among one another - to the credit balance that is held with one of the banks either now or in the future. The rights of lien only apply to credit balances that stem from business relations in connection with this pooling agreement. Rights of lien that are based on the General Terms and Conditions of Business of the banks have priority over the rights of lien named herein.

The situation shall not be affected by any consideration of whether or not the Banks have acquired the de facto or de jure power of disposal for the said credit balances.

Notification of the placement of these rights under lien is made to the Banks herewith.

Up until the time of any revocation on recourse on security by any one of the Banks, each bank shall be entitled to authorize operations on the credit balances at its establishment which are under lien to the other Banks, in the course of normal proper business operations. A General Business Conditions lien held by any of the Banks may be invoked prior to the lien of any other bank only for its own credit lines according to this security pool agreement; the same shall apply to the offsetting of any claims receivable it has in its own capacity against credit balances of the Firm.

Realization of the liens established under this agreement shall be by agreement with the banks; it shall be done in accordance with the provisions of this pool agreement.

  3. All other securities previously provided to the Banks participating in this security pool agreement are hereby cancelled and transferred back to the firm herewith. To the extent that any further procedures are required for this purpose, the Banks undertake to perform these.

                         Clause 3      Purpose of security

  The purpose of the securities listed under clause 2 is

  as first priority


  and with equal priority for each, to provide Berliner Bank AG and Deutsche Genossenschaftsbank with security for their Loans listed under clause 1 for DM 5,000,000.00 in each case, and thereafter in terms of priority


  and with equal priority with respect to each other, to provide the Banks listed under clause 1 with security for their credit facilities as indicated in clause 1.

  In the event of Euroloans having been granted by third-party credit institutions against the credit lines listed under clause 1 through the agency of the Banks, the securities listed in clause 2 shall also function as security for all present and future claims arising from the granting of these credit facilities.

  and last ranking


  and of equal rank with respect to one another for the purpose of safeguarding the claims of the banks arising from overdrawing of the loans/credits in accordance with S1.


                           Clause 4      Security trustee

  1. The pool principal shall administer the securities incorporated in the pool agreement with proper business care, also acting as a trustee for each of the other Banks. The pool principal shall be entitled to this end to exercise all supervisory, administration and drawing rights arising from the agreement in its own name. The complete or partial release of securities shall required the consent of each of the other Banks.

  2. Each bank may at any time request information from the pool principal on the administration of the securities. Independently from that entitlement, the pool principal shall also keep the Banks informed in this regard in accordance with its conscientious judgment.

  3. The pool principal shall be entitled, after prior notification of the other Banks, to transfer the administration of the securities to another trustee deemed by it to be suitable for this purpose.

  4. In each case, the trustee shall be exempt from the restrictions pursuant to s. 181 of the German Civil Code.

         S 5 Utilization, Power of Utilization and Distribution of Profits

  1. The utilization of the securities referred to in S2 shall be carried out by the pool manager in its own name, yet for the account of the banks.

  2. If the Company is in default with due payments on secured claims despite the granting of an appropriate period of grace (safeguarding case), the banks shall decide on the question as to whether and when utilization measures are to be instituted or put through. Decisions must be taken by a majority of 50.1% based on the shares of the loans and credits referred to in S1. The banks may only institute other enforcement measures against the Company once a majority resolution has been passed in accordance with the previous sentence.

The utilization measures shall be announced by the pool manager of the Company and the prerequisites for the utilization are to be observed in accordance with the individual agreements concerning safeguarding.

  3. The proceeds from the utilization of the pool securities are to be used in the following order of priority:

  a) to settle costs, pay any taxes due or meet any other costs arising from the utilization of the securities;

  b)  to  redeem  the  claims  of  the  banks   arising  from  the  granting  of
      loans/credits, in respect of which the safeguarding took place, that is

  . having higher priority to, and with respect to one another equal priority, the redemption of the loan referred to in S1 of currently DM 5,000,000.00 in each case, which was made available by the Berliner Bank AG and the Deutsche Genossenschaftsbank, however at most, up to the amount of the loan availed of in each case

  . of equal rank in the rank below that in relation to the other credits availed of during the period in which the decision concerning utilization was taken, whereby the calculation of the distribution key is only to be based on those claims that do not exceed the credit lines referred to in S1.

If a distribution of profits takes place, each of the banks is entitled, and on request of the other banks acting irrevocably on behalf of the Company, obliged to bring their credit claims, which do not exceed the credit lines in accordance with S1, to such a level that credit is available to the banks in proportion to the said credit lines; this credit claims level is to be achieved by means of appropriate transfers.

If for legal reasons it is not possible validly to implement and equalization of balances vis-a-vis the Firm, the Banks, acting by arrangement between themselves, shall be required to implement an equivalent equalization of balances. The respective Banks shall first offset their credit claims receivable on the basis of movements in the credit line as specified in clause 1 against the balances of any accounts not bound to a specific purpose. If any such offsetting procedures are implemented after the equalization of balances, further balance equalization procedures must take place.

If the Banks have arranged Euroloans as per clause 3 against the credit lines as per clause 1 of this agreement, and where the said Euroloans are to be redeemed by the Bank in question which has arranged the transaction to the third-party credit institution, the equalization payment shall be imputed to the cash balance of the credit institution arranging the transaction, provided that this does not lead to the credit line as per clause 1 of this agreement being exceeded:

  c) to meeting the claims of Banks whose credit lines have been exceeded, with equal priority and in proportion to the amounts by which the credit is exceeded in each case;

  d) to meeting the claims of the Banks from other credit facilities granted, with equal priority and in proportion to the amounts of additional credit facilities taken up, unless these derive from the proceeds of the realization of securities provided separately for them;

  e) any further proceeds not required for any of the above shall be paid to the Firm.

  4. Guaranteed credits only then count as having been availed of when recourse has been made to the bank/banks.

  5. The amounts taken up shall be imputed to any subsequently arising increases in balances resulting from reversed debt items and/or returned cheques. This shall not apply if this would result on the loans/credit facilities listed in clause 1 being exceeded.

  6. If the amount of claims to be considered has not yet been established at the time of the distribution of proceeds, these shall initially not be taken into account in the determination of the shares in which the realization proceeds are to be distributed. Only when the amounts in question have been definitively established shall a final calculation of the distribution shares be made. Any resulting changes in the proceeds payable to each of the Banks shall be adjusted between the Banks, even if payments have already been made.

  7. The Banks shall be entitled to change the above-mentioned distribution formula at any time by mutual agreement.

                                   S6      Costs

  1. All costs incurred by the pool manager in connection with this securities pooling agreement, and especially in respect of the administration of the securities, shall only be borne by the firm during the first year of the term of this agreement. Said costs shall be borne in the form of a flat-rate payment of DM 50,000.00

  2. The Berliner Bank shall only take over the management of the pool following the first year of the term of the agreement, subject to the proviso that the said flat-rate costs of DM 50,000.00 shall continue to be paid to it. The bank is in no way obliged to continue to manage the pool.

  3. The costs of any measures that are taken to utilize the securities shall be borne by the Company.

                          S7      Obligation to disclose

Each bank is entitled and, at the request of the other banks, obliged to provide the other banks with information concerning its claims against the Company and the securities, insofar as this affects this agreement and its completion. Each bank shall inform the other banks of disturbances in the credit relationship (e.g. default, etc.) without delay. Each bank is entitled to inspect the accounts and receive information relating to same on request.

The Company expressly releases the banks from their obligation to observe banking secrecy vis-a-vis one another. The Company shall put together a report on loans/credits availed of in accordance with S1 on a twice monthly basis to the end of the month and shall pass this on to the banks.


  S8 Change to the loans/credits and securities, allocation of securities to third parties


  1. The banks shall maintain the loans/credit lines and shall only make increases, reductions or cancellations with the mutual agreement of the parties. This shall not apply, however to loans and credits granted outside the pool.

  2. The right of a bank to terminate loans/credits with just cause and the right of the NBD Bank and The First National Bank of Chicago to terminate credits granted in the case of an "event of default", or for any other reason, shall remain thereby unaffected. This shall also apply to the reclaiming of credits in accordance with the agreement between the NBD Bank, The First National Bank of Chicago and the Company. In the case of such termination by one of the banks, the other banks are to be informed thereof in advance, unless this is not possible due to the particular urgency of the termination. The pooling agreement shall remain unaffected by the termination of a credit line or loan.

  3. If a bank receives further securities in the future for one of the loans or credits listed in S1, the parties are already agreed that said securities shall be incorporated into the pool agreement.

  4. The Company undertakes not to furnish third parties with securities until it has received the unanimous consent of the banks.

  5. The Company is entitled to ascribe or terminate the loan/credits in accordance with S1, either in full or in part, and is empowered to admit an other bank/other banks into the pool agreement. The admission can only be refused by the banks with just cause.

                            S9      Term and termination

  1a. Each bank is entitled to terminate the agreement observing a period of notice of three months to the end of the quarter. The earliest date for termination, however is 31/st/ December, 2005. The notice of termination is to be served to the pool manager. The date on which the pool manager receives the letter providing notice of termination shall be decisive for deciding whether or not the deadline was adhered to. If this agreement is terminated by the pool manager, notice of termination must be served to all the other banks.

  b. A balance equalization in accordance with S5, No. 3.b is to be carried out upon withdrawal of the bank terminating the agreement, even if only one of the banks is in favor of the same.

  In the case of termination, the terminating bank withdraws from the pool agreement without any claim to a transfer of securities from the pool. This pool agreement between the remaining banks remains unchanged.

  2. Notwithstanding the above, this pool agreement can be annulled for all contractual parties if a majority of at least 50.1% with respect to the shares of the loans/credits referred to in S1 are in favor of this. The remaining contractual parties are to be informed of this decision without delay.

  3. If the Company pays back its loans/credits referred to in S1 to one or several banks, the bank/banks shall be entitled and, at the request of the Company, obliged to terminate this pool agreement without notice. In this case, all of the other banks shall be obliged to transfer part of the securities to the Company. Said part of the securities shall correspond to the share of the loans/credits in accordance with S1 belonging to the withdrawing bank.


                    S10      Release and appraisal of securities

  Once all claims secured by this pool agreement have been satisfied (including the discharge of any obligations in connection with bank guarantees), the banks shall be obliged to return the securities made available to them to the respective guarantor. In addition, they shall be obliged to surrender any surplus proceeds from their utilization. This shall not apply if the party providing the securities is also the borrower, and the bank in question is obliged to transfer the security to a third party (a guarantor that has repaid the bank, for example).

  The Banks shall be obliged, even before full satisfaction of their claims secured by the pool securities, on request, to release the pool securities provided to them and any other securities provided to them, at their discretion, to the party providing the said securities, in full or in part, provided that the realizable value or all securities does not exceed, except for a short time only, 120% of the claims of the Banks secured by this pool.

  The realizable value of the securities shall be as shown in the relevant security agreement.

  The stipulations formulated in the respective security agreements on cover limits and release obligations shall be supplemented/replaced for the term of this pool agreements by the conditions agreed upon hereinabove.

                              Clause 11      Guarantee

  The pool principal and the Bank acting as Trustee do not make any guarantee that the securities in existence at any time are sufficient to secure the claims of the Banks, and are not liable for any deficiencies arising from any breaches of the obligations assumed by the Firm and/or a security provider pursuant to the security agreements.

  The parties are agreed that the pool manager and the bank acting as trustee shall not be liable for the legal validity of the safeguarding agreements or their potential to be enforced. Neither shall they be liable for the validity, preservation, intrinsic value and soundness of the securities, nor for ensuring that said securities are free from third-party rights, nor for all circumstances that could detract from the intrinsic value, soundness and utilization of said securities. Within the framework of the management and examination of the securities, the liability of the pool manager is to be limited to the due care to be expected of it when managing its own affairs.

  The pool manager and the bank acting as trustee shall therefore submit copies of the safeguarding agreements referred to in S2 to the other banks, if requested to do so by them, for the purpose of examination by them at their own liability.


                     Clause 12      General Business Conditions

  For this agreement, the dealings of the Banks with each other and with the Firm shall be subject to the General Business Conditions of the pool principal, which are available for inspection at the offices of that Bank and can be sent out on request.


                            Clause 13      Saving clause

  If any provision of this agreement proves not to be legally valid or is found to be unenforceable, the validity of the remaining content shall not be affected. The contracting parties shall replace the invalid or unenforceable provision by a condition matching the commercial intent and approaching as closely as possible the content of the provision replaced.


                                Clause 14      Venue

  The venue shall be Munich. For this pool agreement German law will be valid.

                           Clause 15      Legal validity

  This agreement becomes effective on being signed by the pool members and the Firm.


  Munich, 9, Aug. 1995

  BERLINER BANK Aktiengesellschaft Munich Branch



  Frankfurt, 7, Sept. 1995

  National Bank Detroit Frankfurt Branch



  Miltenberg, 30, Aug. 1995

  Sparkasse Miltenberg-Obernburg



  Nuremberg, 25, Aug. 1995

  Deutsche Genossenschaftsbank Nuremberg Branch



  Chicago, 8, Sept. 1995

  The First National Bank of Chicago, Chicago



  Collenberg, 15, Sept. 1995

  Donnelly Hohe GmbH & Co. KG
  (currently still called Hohe GmbH & Co. KG)

                                                         EXHIBIT 10.20 FALCON
                                                         AGREEMENT


Note:   Certain   information  has  been  omitted  pursuant  to  a  request  for confidential treatment, and such confidential information has been filed separately with the United States Securities and Exchange Commission.



         DONNELLY RECEIVABLES CORPORATION RECEIVABLES PURCHASE AGREEMENT



     This Receivables Purchase Agreement dated as of November 14, 1996 is among Donnelly Receivables Corporation, a Michigan corporation (the "Seller"), the Investors, Falcon Asset Securitization Corporation ("Falcon") and The First National Bank of Chicago, as Administrative Agent. Unless defined elsewhere herein, capitalized terms used in this Agreement shall have the meanings assigned to such terms in Exhibit I hereto.


                             PRELIMINARY STATEMENTS

       The Seller desires to transfer and assign Receivable Interests to the Purchasers from time to time.

     Falcon may, in its absolute and sole discretion, purchase Receivable Interests from the Seller from time to time.

     The Investors shall, at the request of the Seller, purchase Receivable Interests from time to time. In addition, the Investors have agreed to provide a liquidity facility to Falcon.

     The First National Bank of Chicago has been requested and is willing to act as Administrative Agent on behalf of Falcon and the Investors in accordance with the terms hereof.


                                    ARTICLE I
                       AMOUNTS AND TERMS OF THE PURCHASES

     Section 1.1. Purchase Facility. (a) Upon the terms and subject to the conditions hereof, the Seller may, at its option, sell and assign Receivable Interests to the Administrative Agent for the benefit of the Purchasers. Falcon may, at its option, instruct the Administrative Agent to purchase on behalf of Falcon, or if Falcon shall decline to purchase, the Administrative Agent shall purchase on behalf of the Investors, Receivable Interests from time to time during the period from the date hereof to but not including the Facility Termination Date. The Seller hereby assigns, transfers and conveys to the Administrative Agent for the benefit of the relevant Purchaser or Purchasers, and the Administrative Agent hereby acquires all of the Seller's right, title and interest in and to the Receivable Interests.

          (b)  The  Seller  may,   upon  at  least  five  days'  notice  to  the
     Administrative Agent, terminate in whole or reduce in part ratably among the Investors the unused portion of the

     Purchase Limit; provided that each partial reduction of the Purchase Limit shall be in an amount equal to $5,000,000 or an integral multiple thereof.

     Section 1.2. Making Purchases. (a) The Seller shall provide the Administrative Agent with a purchase notice, in substantially the form of
Exhibit IX hereto (each a "Purchase Notice"), at least three Business Days prior to the date (the "Purchase Date") of each Incremental Purchase. A Purchase Date may occur, in the case of a Dollar Purchase, on any Business Day prior to the Facility Termination Date and, in the case of any DM Purchase, on the tenth Business Day of any month prior to the Facility Termination Date. Each Purchase Notice shall, except as set forth below, be irrevocable and shall specify the requested (i) Purchase Price (which shall not be less than $2,000,000, or the Dollar Equivalent thereof in the case of any DM Purchase), (ii) currency of such Purchase Price, whether Dollars or Deutsche Marks, (iii) Purchase Date and (iv) in the case of a Dollar Purchase, the duration of the initial Tranche Period and the initial Discount Rate related thereto. Following receipt of a Purchase Notice, the Administrative Agent will determine whether Falcon agrees to make the purchase. If Falcon declines to make a proposed purchase, the Seller may cancel the Purchase Notice or the Incremental Purchase of the Receivable Interests will be made by the Investors.

          (b) On the date of each Incremental Purchase, upon satisfaction of the applicable conditions precedent set forth in Article IV, Falcon or each Investor, as applicable, shall deposit to the Facility Account, in immediately available funds and in the applicable currency, no later than 12:00 noon (Chicago time), an amount equal to (i) in the case of Falcon, the aggregate Purchase Price of each Receivable Interests Falcon is then purchasing or (ii) in the case of an Investor, such Investor's Pro Rata Share of the aggregate Purchase Price of each of the Receivable Interests the Investors are purchasing.

     Section 1.3. Selection of Tranche Periods and Discount Rates. (a) Each Receivable Interest shall at all times have an associated currency (whether
Dollars or Deutsche Marks), amount of Capital (in the applicable currency), Discount Rate and Tranche Period applicable to it. Not less than $2,000,000 (or the Dollar Equivalent thereof in the case of a Receivable Interest arising from a DM Purchase) of Capital may be allocated to any single Receivable Interest.

          (b) In the case of each Receivable Interest that shall have arisen by reason of a Dollar Purchase, the Seller shall request Discount Rates and Tranche Periods for such Receivable Interest in the manner described in this subsection (b). The Seller may select the CP Rate, with the concurrence of the Administrative Agent, or the Base Rate for the Receivable Interests of Falcon and the LIBO Rate or the Base Rate for the Receivable Interests of the Investors. With respect to each expiring Tranche Period, the Seller shall give the Administrative Agent irrevocable notice of the new Tranche Period and Discount Rate for the Receivable Interest associated with such expiring Tranche Period, by 9:00 a.m. (Chicago time), (i) at least three Business Days prior to the expiration of any then existing Tranche Period with respect to which the LIBO Rate is being requested as a new Discount Rate, (ii) at least two Business Days prior to the expiration of any then existing Tranche Period with respect to which the CP Rate is being requested as a new Discount Rate and (iii) at least one Business Day prior to the expiration of any Tranche Period with respect to which the Base Rate is being requested as a new Discount Rate. The Administrative Agent shall advise the Seller in any instance if the Tranche Period selected by the Seller at any time is not acceptable to Falcon or the Investors, as applicable. If the Seller fails to request timely a Discount Rate and/or a Tranche Period for any Receivable Interest pursuant to the terms of this Section 1.3(b), or the Seller and the Administrative Agent fail to agree on an acceptable duration for any Tranche Period, the Discount Rate shall be the CP Rate (if Falcon is the applicable Purchaser) or the Base Rate, in the Administrative Agent's sole discretion, and the applicable Tranche Period shall be a period of one day commencing on the day requested in the Purchase Notice or the last day of the then expiring Tranche Period for such Receivable Interest, as applicable. Until the Seller gives notice to the Administrative Agent of another Discount Rate, the initial Discount Rate for any Receivable Interest transferred to the Investors pursuant to Section 2.1 shall be the Base Rate.

          (c) In the case of each Receivable Interest that shall have arisen by reason of a DM Purchase, the applicable Tranche Periods and Discount Rates shall be determined in accordance with this subsection (c). Each Tranche Period for each such Receivable Interest shall be coextensive with a Fixed Exchange Period unless the Administrative Agent shall otherwise agree. The Discount Rate in respect of each Tranche Period shall be a rate per annum determined by the Administrative Agent on or prior to the first day of such Tranche Period on the basis of (i) the cost of Dollar funds procured by the Purchaser(s) to fund and maintain such Receivable Interest and (ii) the currency hedging and exchange arrangements procured by such Purchaser(s) in order to maintain such Receivable Interest in Deutsche Marks.

          (d) If any Investor notifies the Administrative Agent that it has determined that (i) funding its Pro Rata Share of the Receivable Interests of the Investors at a LIBO Rate or maintaining an appropriate currency hedge or exchange arrangement for the purpose of maintaining any Receivable Interest that shall have arisen by reason of a DM Purchase would violate any applicable law, rule, regulation, or directive, whether or not having the force of law, (ii) deposits of a type and maturity appropriate to match fund its Receivable Interests at such LIBO Rate are not available or (iii) such LIBO Rate does not accurately reflect the cost of acquiring or maintaining a Receivable Interest at such LIBO Rate, then the Administrative Agent shall suspend the availability of such LIBO Rate and require the Seller to select a new Discount Rate for any Receivable Interest accruing Discount at such LIBO Rate.

          (e) If any Purchaser notifies the Administrative Agent that it shall not be able to make or participate in the making of any DM Purchase then being requested hereunder, or to maintain an appropriate currency hedge or exchange arrangement for the purpose of maintaining any Receivable Interest that shall have arisen from a DM Purchase or for the purpose of converting any Collections denominated in Deutsche Marks into Dollars, in any such case whether because (i) the introduction of or any change in or in the interpretation of any law or regulation makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for such Purchaser to do so or to convert Dollar funds into Deutsche Marks in order to do so, (ii) any material disruption shall have occurred in the credit, currency or foreign exchange markets in the United States or Germany (whether by reason of act of God, war, governmental intervention, strike, power or communications system failure or natural disaster) or (iii) any other event or condition beyond the reasonable control of the Purchaser, then the Administrative Agent shall suspend the availability of DM Purchases and in any such event the Purchasers shall thereafter not have any obligation to make or fund any DM Purchase. Upon its receipt of any such notice, the Administrative Agent shall declare the Liquidation Day in respect of all Receivable Interests that shall have arisen by reason of a DM Purchase.

     Section 1.4. Percentage Evidenced by Receivable Interests. Each Receivable Interest and its corresponding Currency Allocation Percentage shall be initially computed on its date of purchase. Thereafter, until its Liquidation Day, each Receivable Interest and Currency Allocation Percentage shall be automatically recomputed (or deemed to be recomputed) on each day prior to its Liquidation Day. The variable percentage represented by any Receivable Interest and its corresponding Currency Allocation Percentage, in each case as computed (or deemed recomputed) as of the close of business on the day immediately preceding its Liquidation Day, shall remain constant at all times after such Liquidation Day.

     Section 1.5. Dividing or Combining Receivable Interests. The Seller or the Administrative Agent may, upon notice to and consent by the other received at least three Business Days prior to the end of a Tranche Period for any Receivable Interest, take any of the following actions with respect to such Receivable Interest: (i) divide the Receivable Interest into two or more
Receivable Interests having aggregate Capital equal to the Capital of such divided Receivable Interest, (ii) combine the Receivable Interest with another Receivable Interest with a Tranche Period ending on the same day, creating a new Receivable Interest having Capital equal to the Capital of the two Receivable Interests combined or (iii) combine the Receivable Interest with a Receivable Interest to be purchased on such day by such Purchaser, creating a new Receivable Interest having Capital equal to the Capital of the two Receivable Interests combined, provided that, a Receivable Interest of Falcon may not be combined with a Receivable Interest of the Investors and a Receivable Interest that shall have arisen from a Dollar Purchase shall not be combined with a Receivable Interest that shall have arisen from a DM Purchase.

     Section 1.6. Reinvestment Purchases. At any time that any Collection or Collections are received by the Servicer after the initial purchase of a Receivable Interest hereunder and on or prior to the Liquidation Day of such Receivable Interest, the Seller hereby requests and, upon the terms and subject to the conditions hereof, the Purchasers hereby agree to make, simultaneously with such receipt, a reinvestment (each a "Reinvestment") with that portion of each and every Collection received by the Servicer that is part of such Receivable Interest, such reinvestment being in Receivables that shall have been acquired by the Seller pursuant to the Donnelly Transfer Agreement since the date of the last purchase or Reinvestment hereunder. Until the Administrative Agent shall otherwise direct, Collections denominated in Dollars shall be applied to a Reinvestment in respect of a Receivable Interest the Capital of which is denominated in Dollars and Collections denominated in Deutsche Marks shall be applied to a Reinvestment in respect of a Receivable Interest denominated in Deutsche Marks. The making of a Reinvestment shall not, of itself, cause any increase or decrease in, or otherwise affect, the

Capital associated with any Receivable Interest. If, and to the extent, on any day the Seller shall have insufficient Receivables for the purpose of accommodating the Reinvestment of all Collections received on such day in the applicable currency, the Servicer shall set aside and hold in trust for the holder of each Receivable Interest such Collections until the earlier of (i) the next date on which the Seller shall acquire Receivables in such currency and shall be capable of accommodating a Reinvestment of such Collections and (ii) the next following date that is the last day of any Tranche Period for a Receivable Interest in such currency.

     Section 1.7. Liquidation Settlement Procedures. (a) On the Liquidation Day of a Receivable Interest and on each day thereafter, the Servicer shall set aside and hold in trust for the holder of such Receivable Interest all Collections received on such day that shall be denominated in the currency in which the Capital of such Receivable Interest is denominated; provided that if there shall be more than one Receivable Interest at such time the Capital of which is denominated in such currency, then the Servicer shall set aside and hold in trust for the holder or holders of the Receivable Interest that are then liquidating their respective Currency Allocation Percentage of such Collections received on such day. On the last day of each Tranche Period of a Receivable Interest after the occurrence of its Liquidation Day, the Servicer shall remit to the Administrative Agent's account the amounts set aside pursuant to the preceding sentence, together with any remaining amounts set aside pursuant to
Section 1.8 prior to such day, in each case (unless the Administrative Agent shall otherwise agree) in the currency in which such Collections shall have been received or deemed received; provided that the aggregate amount remitted on any day in respect of any Receivable Interest shall not exceed the sum of (i) the accrued Discount for such Receivable Interest, (ii) the Capital of such Receivable Interest, and (iii) the aggregate of all other amounts then owed hereunder by Seller to the Purchasers.

          (b) If there shall be insufficient funds on deposit for the Servicer to distribute funds in payment in full of the aforementioned amounts, the Servicer shall distribute funds first, to reimbursement of the Administrative Agent's costs of collection and enforcement of this Agreement, second, in payment of all accrued Discount for the Receivable Interests, third, in reduction of the Capital of the Receivable Interests, and fourth, in payment of all other amounts payable to the Purchasers. Notwithstanding any rule pertaining to the application of Collections set forth in this Section 1.7, the Administrative Agent may, at any time and in its discretion, allocate Collections in one currency to a Receivable Interest denominated in another currency. Collections allocated to the Receivable Interests of the Investors shall be shared ratably by the Investors in accordance with their Pro Rata Shares. Collections applied to the payment of fees, expenses, Discount and all other amounts payable by the Seller to the Administrative Agent and the Purchasers hereunder shall be allocated ratably among the Administrative Agent and the Purchasers in accordance with such amounts owing to each of them. Following the date on which the Aggregate Unpaids are reduced to zero, the Servicer shall pay to Seller any remaining Collections set aside and held by the Servicer pursuant to this Section 1.7.

     Section 1.8. Deemed Collections. If on any day the Outstanding Balance of a Receivable is either (x) reduced as a result of any defective or rejected goods or services, any cash discount or any adjustment by the Seller, any Designated Servicer or either Originator, or (y) reduced or cancelled as a result of a setoff in respect of any claim by any Person (whether such claim arises out of the same or a related transaction or an unrelated transaction), the Seller shall be deemed to have received on such day a Collection of such Receivable in the amount of such reduction or cancellation and in the currency of such Receivable. If on any day any of the representations or warranties in Article III are no longer true with respect to a Receivable, the Seller shall be deemed to have received on such day a Collection of such Receivable in full in the applicable currency. If the Seller receives any Collections or is deemed to receive Collections pursuant to this Section 1.8 or otherwise, the Seller shall immediately pay such Collections or deemed
Collections to the Servicer and, at all times prior to such payment, such Collections shall be held in trust by the Seller for the exclusive benefit of the Purchasers and the Administrative Agent.

     Section 1.9. Discount; Payments and Computations, Etc. (a) Discount shall accrue for each Receivable Interest for each day occurring during the Tranche Period for such Receivable Interest. On the last day of each Tranche Period the Seller shall pay to the Administrative Agent an amount equal to the accrued and unpaid Discount for such Tranche Period.

          (b) Notwithstanding any limitation on recourse contained in this Agreement, the Seller shall pay to the Administrative Agent, for the account of the relevant Purchasers, such fees as set forth in the Fee Letter (which fees shall be sufficient to pay the Investor Fees), all amounts payable as Discount, all amounts payable pursuant to Article VIII, if any, all Servicer costs, if any, payable pursuant to Section 6.2 and on demand therefor, any Early Collection Fee. If any Person fails to pay any amount when due hereunder, such Person agrees to pay, on demand, the Default Fee.

          (c) All amounts to be paid or deposited by any Person hereunder shall be paid or deposited in accordance with the terms hereof no later than 12:00 noon (Chicago time) on the day when due in immediately available funds; if such amounts are payable to a Purchaser they shall be paid to the Administrative Agent, for the account of such Purchaser, at (i) in the case of any Dollardenominated amount, One First National Plaza, Chicago,
     Illinois 60670 and (ii) in the case of any Deutsche Mark-denominated amount, Niederlassung, Frankfurt, Germany, BLZ 503 304 00, in each case until otherwise notified by the Administrative Agent. Upon notice to the Seller, the Administrative Agent may debit the Facility Account for all amounts due and payable hereunder. Except as otherwise provided herein, all computations of Discount and per annum fees hereunder and under the Fee Letter shall be made on the basis of a year of 360 days for the actual number of days elapsed (including the first but excluding the last day). All per annum fees shall be payable monthly in arrears. If any amount hereunder shall be payable on a day which is not a Business Day, such amount shall be payable on the next succeeding Business Day.

          (d) Where appropriate, the Administrative Agent may designate whether any of the foregoing fees or other amounts shall be payable in Dollars or Deutsche Marks. In the event, for any reason, (i) payment on any obligation shall be remitted to the Administrative Agent or any Purchaser in a currency other than the currency designated by the Administrative Agent or

     (ii) Collections in one currency are allocated to a Receivable Interest denominated in another currency pursuant to Section 1.7(b), then the Administrative Agent shall convert such payment or such Collections into such other currency using such hedging arrangements and markets as shall then be available to the Administrative Agent and as shall have been selected by the Administrative Agent in its sole discretion and the payment of such obligation or the application of such Collections to such Receivable Interest shall be deemed to have occurred only to the extent of the amount of such other currency received by the Administrative Agent or the applicable Purchaser after giving effect to such conversion.

     Section 1.10. Capital Limit. The Seller shall ensure that the Aggregate Capital at no time exceeds the Capital Limit. If on the Liquidation Day of a Receivable Interest or on any day on which the Coverage Exchange Rate is to be determined in accordance with the definition thereof, the Aggregate Capital exceeds the Capital Limit, the Seller shall immediately pay to the
Administrative Agent an amount in Dollars or Deutsche Marks (as the Administrative Agent may direct) to be applied to reduce the Capital of the Receivable Interests, such that after giving effect to such payment the Aggregate Capital does not exceed the Capital Limit. Such amount shall be applied to the reduction of the Capital of the Receivable Interests in the applicable currency. Any amounts received by the Investors pursuant to the preceding sentence shall be applied ratably in accordance with their Pro Rata Shares.

     Section 1.11. Seller's Extinguishment. The Seller shall have the right, on three (3) Business Days' written notice to the Administrative Agent, at any time following the Facility Termination Date and the reduction of the Aggregate Capital to a level that is less than ten percent (10%) of the Purchase Limit in effect on the date hereof, to repurchase from the Purchasers all, and not part, of the then outstanding Receivable Interests. The purchase price in respect thereof shall be an amount equal to the Aggregate Unpaids (which amount shall include, without limitation, any Early Collection Fee that shall arise in connection with such repurchase) through the date of such repurchase, payable in immediately available funds. Such repurchase shall be without representation, warranty or recourse of any kind by, on the part of or against any Purchaser or the Administrative Agent.

     Section 1.12. Extensions of the Liquidity Termination Date. The Seller may, by written notice (an "Extension Request") given to the Administrative Agent not later than sixty days prior to the Liquidity Termination Date then in effect, request that such Liquidity Termination Date be extended. Each such Extension Request shall contemplate an extension of the Liquidity Termination Date then in effect to a date that is a Business Day not more than 364 days after such Liquidity Termination Date. The Administrative Agent shall promptly advise each Purchaser of its receipt of any Extension Request. Each Purchaser may, in its sole discretion, consent to a requested extension by giving written notice thereof to the Administrative Agent by not later than the date that is 30 days prior to the Liquidity Termination Date then in effect. Failure on the part of any Purchaser to respond to an Extension Request by such date shall be deemed to be a denial of such request by such Purchaser. If all of the Purchasers shall consent in writing to a requested extension, such request shall be granted and the requested extension shall become effective on the Liquidity Termination Date then otherwise in effect. No extension granted under this Section 1.12 shall exceed a period of 364 days.

                          ARTICLE II LIQUIDITY FACILITY

     Section 2.1. Transfer to Investors. Each Investor hereby agrees, subject to
Section 2.4, that immediately upon written notice from Falcon delivered on or prior to the Liquidity Termination Date, it shall acquire by assignment from Falcon, without recourse or warranty, its Pro Rata Share of one or more of the Receivable Interests of Falcon as specified by Falcon. Each Investor shall promptly pay to the Administrative Agent at an account designated by the Administrative Agent, for the benefit of Falcon, its Acquisition Amount in Dollars. Unless an Investor has notified the Administrative Agent that it does not intend to pay its Acquisition Amount, the Administrative Agent may assume that such payment has been made and may, but shall not be obligated to, make the amount of such payment available to Falcon in reliance upon such assumption. Falcon hereby sells and assigns to the Administrative Agent for the ratable benefit of the Investors, and the Administrative Agent hereby purchases and assumes from Falcon, effective upon the receipt by Falcon of the Falcon Transfer Price, the Receivable Interests of Falcon which are the subject of any transfer pursuant to this Article II.

     Section 2.2. Transfer Price Reduction Discount. If the Adjusted Liquidity Price is included in the calculation of the Falcon Transfer Price for any Receivable Interest, each Investor agrees that the Administrative Agent shall pay to Falcon the Reduction Percentage of any Discount received by the Administrative Agent with respect to such Receivable Interest.

     Section 2.3. Payments to Falcon. In consideration for the reduction of the Falcon Transfer Prices by the Falcon Transfer Price Reductions, effective only at such time as the aggregate amount of the Capital of the Receivable Interests of the Investors equals the Falcon Residual, each Investor hereby agrees that the Administrative Agent shall not distribute to the Investors and shall immediately remit to Falcon any Discount, Collections or other payments received by it to be applied pursuant to the terms hereof or otherwise to reduce the Capital of the Receivable Interests of the Investors.

     Section 2.4. Limitation on Commitment to Purchase from Falcon. Notwithstanding anything to the contrary in this Agreement, no Investor shall have any obligation to purchase any Receivable Interest from Falcon, pursuant to
Section 2.1 or otherwise, if:

          (i) Falcon shall have voluntarily commenced any proceeding or filed any petition under any bankruptcy, insolvency or similar law seeking the dissolution, liquidation or reorganization of Falcon or taken any corporate action for the purpose of effectuating any of the foregoing; or

          (ii) involuntary proceedings or an involuntary petition shall have been commenced or filed against Falcon by any Person under any bankruptcy, insolvency or similar law seeking the dissolution, liquidation or reorganization of Falcon and such proceeding or petition shall have not been dismissed.

     Section 2.5. Defaulting Investors. If one or more Investors defaults in its obligation to pay its Acquisition Amount pursuant to Section 2.1 (each such Investor shall be called a "Defaulting Investor" and the aggregate amount of such defaulted obligations being herein called the "Falcon Transfer Price Deficit"), then upon notice from the Administrative Agent, each Investor other than the Defaulting Investors (a "Non-Defaulting Investor") shall promptly pay to the Administrative Agent, in immediately available Dollar funds, an amount equal to the lesser of (x) such Non-Defaulting Investor's proportionate share (based upon the relative Commitments of the Non-Defaulting Investors) of the Falcon Transfer Price Deficit and (y) the unused portion of such Non-Defaulting Investor's Commitment. A Defaulting Investor shall forthwith upon demand pay to the Administrative Agent for the account of the Non-Defaulting Investors all amounts paid by each Non-Defaulting Investor on behalf of such Defaulting Investor, together with interest thereon, for each day from the date a payment was made by a Non-Defaulting Investor until the date such Non-Defaulting Investor has been paid such amounts in full, at a rate per annum equal to the Federal Funds Effective Rate plus 2%. In addition, without prejudice to any other rights that Falcon may have under applicable law, each Defaulting Investor shall pay to Falcon forthwith upon demand, the difference between such Defaulting Investor's unpaid Acquisition Amount and the amount paid with respect thereto by the non-Defaulting Investors, together with interest thereon, for each day from the date of the Administrative Agent's request for such Defaulting Investor's Acquisition Amount pursuant to Section 2.1 until the date the requisite amount is paid to Falcon in full, at a rate per annum equal to the Federal Funds Effective Rate plus 2%.

     Section 2.6. Hedging Arrangements. The Administrative Agent and Falcon shall take such actions as are reasonably necessary to cause Falcon's rights and interest in each hedging or exchange arrangement entered into in connection with a Receivable Interest to be transferred to the Investors upon the transfer by Falcon of such Receivable Interest to the Investors. Following the purchase by the Investors of any Receivable Interest hereunder, whether under Section 1.2 or 2.1, the Administrative Agent shall facilitate the procurement by the Investors of hedging and exchange arrangements in connection with the funding and maintenance of Receivable Interests by the Investors.


                   ARTICLE III REPRESENTATIONS AND WARRANTIES

     Section 3.1. Seller Representations and Warranties. The Seller hereby represents and warrants to the Purchasers that:


          (a) Corporate Existence and Power. The Seller is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation, and has all corporate power and all governmental licenses, authorizations, consents and approvals required to carry on its business in each jurisdiction in which its business is conducted.

          (b) No Conflict. The execution, delivery and performance by the Seller of this Agreement and each other Transaction Document to which it is a party, and the Seller's use of the proceeds of purchases made hereunder, are within its corporate powers, have been duly authorized by all necessary corporate action, do not contravene or violate (i) its certificate or articles of incorporation or by-laws, (ii) any law, rule or regulation applicable to it, (iii) any restrictions under any agreement, contract or instrument to which it is a party or by which it or any of its property is bound, or (iv) any order, writ, judgment, award, injunction or decree binding on or affecting it or its property, and do not result in the creation or imposition of any Adverse Claim on assets of the Seller (except created hereunder); and no transaction contemplated hereby requires compliance with any bulk sales act or similar law. This Agreement and each other Transaction Document has been duly authorized, executed and delivered by the Seller.

          (c) Governmental Authorization. Other than the filing of the financing statements required hereunder, no authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Seller of the Transaction Documents.

          (d) Binding Effect. The Transaction Documents to which the Seller is a party constitute the legal, valid and binding obligations of the Seller enforceable against the Seller in accordance with their respective terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization or other similar laws relating to or limiting creditors' rights generally.

          (e) Accuracy of Information. All information heretofore furnished by the Seller or any of its Affiliates to the Administrative Agent or the Purchasers for purposes of or in connection with this Agreement, any of the other Transaction Documents, or any transaction contemplated hereby or thereby is, and all such information hereafter furnished by the Seller to the Purchasers will be, true and accurate in every material respect, on the date such information is stated or certified and does not and will not contain any material misstatement of fact or omit to state a material fact or any fact necessary to make the statements contained therein not misleading.

          (f) Use of Proceeds. No proceeds of any purchase hereunder will be used (i) for a purpose which violates, or would be inconsistent with, Regulation G, T, U or X promulgated by the Board of Governors of the Federal Reserve System from time to time or (ii) to acquire any security in any transaction which is subject to Section 13 or 14 of the Securities Exchange Act of 1934, as amended.

          (g) Title to Receivables Purchased from Originators. Each Receivable transferred (i) by Hohe to Donnelly has been purchased by Donnelly from Hohe in accordance with the terms of the Hohe Transfer Agreement, and Donnelly has thereby irrevocably obtained all legal and equitable title to, and has the legal right to sell, such Receivable and the Related Security to the Seller, and (ii) by Donnelly to the Seller has been purchased by the Seller from Donnelly in accordance with the terms of the Donnelly Transfer Agreement, and the Seller has thereby irrevocably obtained all legal and equitable title to, and has the legal right to sell, such Receivable, the Related Security and the Hohe Discount. Each such Receivable has been transferred to Donnelly and to the Seller, as applicable, free and clear of any Adverse Claim. Without limiting the foregoing, there has been duly filed all financing statements or other similar instruments or documents, and there has been duly taken all other actions, necessary under the UCC (and any comparable law in the United States, Germany, Canada, Belgium, Spain, Sweden or any other country in which an Obligor of an Eligible Receivable may be located) of all applicable jurisdictions to perfect Donnelly's and the Seller's, as applicable, ownership interest in such Receivable, the Related Security and the Hohe Discount.

          (h) Good Title; Perfection. Immediately prior to each purchase hereunder, the Seller shall be the legal and beneficial owner of the Receivables, Related Security with respect thereto and the Hohe Discount, free and clear of any Adverse Claim, except as created by the Transaction Documents. This Agreement is effective to, and shall, upon each purchase hereunder, transfer to the relevant Purchaser or Purchasers (and such Purchaser or Purchasers shall acquire from the Seller) a valid and perfected first priority undivided percentage ownership interest in each Receivable existing or hereafter arising and in the Related Security, the Hohe Discount and Collections with respect thereto, free and clear of any Adverse Claim, except as created by the Transactions Documents.

          (i) Places of Business. The principal places of business and chief executive office of the Seller and the offices where the Seller keeps all its Records are located at the address(es) listed on Exhibit II or such other locations notified to the Administrative Agent in accordance with
     Section 5.2(a) in jurisdictions where all action required by Section 5.2(a) has been taken and completed. The Seller's Federal Employer Identification Number is correctly set forth on Exhibit II.

          (j) Collection Banks; etc. Except as otherwise notified to the Administrative Agent in accordance with Section 5.2(b), (i) the Seller has instructed, or has caused the Originators to instruct, all Obligors to pay all Collections directly to a lock-box listed on Exhibit III or, in the case of wire-transfers on Deutsche Mark-denominated Receivables, to the concentration account therefor specified on Exhibit III, (ii) proceeds from any such lock- boxes are deposited directly by a Collection Bank into a concentration account or a depository account listed on Exhibit III, (iii) the names and addresses of all Collection Banks, together with the account numbers of the Collection Accounts of the Seller at each Collection Bank, are listed on Exhibit III, and (iv) each lock-box and Collection Account to which Collections are remitted is subject to a Collection Account Agreement that is in full force and effect. In the case of lock-boxes and Collection Accounts identified on Exhibit III which were established by an Originator or by any Person other than the Seller, exclusive dominion and control thereof has been transferred to the Seller. The Seller has not granted any Person, other than the Administrative Agent as contemplated by this Agreement, dominion and control of any lock-box or Collection Account, or the right to take dominion and control of any lock-box or Collection Account at a future time or upon the occurrence of a future event.

          (k) Material Adverse Effect. Since June 29, 1996, no event has occurred which would have a Material Adverse Effect.

          (l) Names. In the past five years, the Seller has not used any corporate names, trade names or assumed names other than those listed on
     Exhibit II.

          (m) Actions, Suits. There are no actions, suits or proceedings pending, or to the knowledge of the Seller threatened, against or affecting the Seller or either Originator, or any of the respective properties of the Seller or either Originator, in or before any court, arbitrator or other body, which are reasonably likely to (i) adversely affect the collectibility of a material portion of the Receivables, (ii) materially adversely affect the financial condition of the Seller or such Originator or (iii) materially adversely affect the ability of the Seller or such Originator to perform its obligations under the Transaction Documents. Neither the Seller nor either Originator is in default with respect to any order of any court, arbitrator or governmental body.

          (n) Coverage. The Aggregate Capital does not exceed the Capital Limit.

          (o) Credit and Collection Policies. With respect to each Receivable, each of the applicable Originator, the Seller and the Designated Servicer has complied in all material respects with the Credit and Collection Policy. Except as otherwise permitted under this Agreement, the Credit and Collection Policy has not been amended or modified in any material respect since the date of this Agreement.

          (p) Payments to Originator. With respect to (i) each Receivable transferred to Donnelly under the Hohe Transfer Agreement, and (ii) each Receivable transferred to the Seller under the Donnelly Transfer Agreement, Donnelly or the Seller, as applicable, has given reasonably equivalent value to the applicable Originator in consideration for such transfer of such Receivable and the Related Security with respect thereto and the Hohe Discount under the applicable Transfer Agreement and such transfer was not made for or on account of an antecedent debt. No transfer by either Originator of any Receivable is or may be voidable under any Section of the Bankruptcy Reform Act of 1978 (11 U.S.C. (S)(S) 101 et seq.), as amended or under any law, rule or regulation in effect in Germany or any other country in which any Obligor on any Receivable may be located, or any political subdivision thereof or jurisdiction therein, whether relating to bankruptcy, insolvency, reorganization, creditors' rights or otherwise.

          (q) Ownership of the Seller. Donnelly owns, directly or indirectly, one hundred percent (100%) of the issued and outstanding capital stock of the Seller. Such capital stock is validly issued, fully paid and nonassessable and there are no options, warrants or other rights to acquire securities of the Seller.

          (r) Subsidiaries. The Seller has no Subsidiaries.

          (s) Not an Investment Company. The Seller is not an "investment company" within the meaning of the Investment Company Act of 1940, as amended from time to time, or any successor statute.

     Section 3.2. Investor Representations and Warranties. Each Investor hereby represents and warrants to the Administrative Agent and Falcon that:

          (a) Existence and Power. Such Investor is a corporation or a banking association duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, and has all corporate power to perform its obligations hereunder.

          (b) No Conflict. The execution, delivery and performance by such Investor of this Agreement are within its corporate powers, have been duly authorized by all necessary corporate action, do not contravene or violate
     (i) its certificate or articles of incorporation or association or by-laws,
     (ii) any law, rule or regulation applicable to it, (iii) any restrictions under any agreement, contract or instrument to which it is a party or any of its property is bound, or (iv) any order, writ, judgment, award, injunction or decree binding on or affecting it or its property, and do not result in the creation or imposition of any Adverse Claim on its assets. This Agreement has been duly authorized, executed and delivered by such Investor.

          (c) Governmental Authorization. No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by such Investor of this Agreement.

          (d) Binding Effect. This Agreement constitutes the legal, valid and binding obligation of such Investor enforceable against such Investor in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization or other similar laws relating to or limiting creditors' rights generally.



                       ARTICLE IV CONDITIONS OF PURCHASES

     Section 4.1. Conditions Precedent to Initial Purchase. The initial purchase of a Receivable Interest under this Agreement is subject to the conditions precedent that the Administrative Agent shall have received on or before the date of such purchase those documents listed on Schedule A hereto.

     Section 4.2. Conditions Precedent to All Purchases and Reinvestments. Each purchase of a Receivable Interest (other than pursuant to Section 2.1) and each Reinvestment shall be subject to the further conditions precedent that (a) in the case of each such purchase, the Servicer shall have delivered to the Administrative Agent on or prior to the date of such purchase, in form and substance satisfactory to the Administrative Agent, all Settlement Reports as and when due under Section 6.5; (b) on the date of each such purchase or Reinvestment, the following statements shall be true both before and after giving effect to such Reinvestment (and acceptance of the proceeds of such purchase or Reinvestment shall be deemed a representation and warranty by the Seller that such statements are then true):

  (i) the representations and warranties set forth in Article III are correct on and as of the date of such purchase or Reinvestment as though made on and as of such date;

  (ii) no event has occurred, or would result from such purchase or Reinvestment, that will constitute a Servicer Default, and no event has occurred and is continuing, or would result from such purchase or Reinvestment, that would constitute a Potential Servicer Default;

  (iii) the Liquidity Termination Date shall not have occurred, the Aggregate Capital shall not exceed the Purchase Limit, and the Aggregate Capital shall not exceed the Capital Limit; and

  (iv) in the case of any DM Purchase or any Reinvestment for a Receivable Interest that shall have arisen from a DM Purchase, the applicable Purchaser(s) shall have obtained hedging and currency arrangements in connection therewith reasonably satisfactory to such Purchaser(s).

and (c) the Administrative Agent shall have received such other approvals, opinions or documents as it may reasonably request.

                               ARTICLE V COVENANTS

     Section 5.1. Affirmative Covenants of Seller. Until the date on which the Aggregate Unpaids have been indefeasibly paid in full, the Seller hereby covenants, individually and in its capacity as Servicer, that:

          (a) Financial Reporting. The Seller will maintain a system of accounting established and administered in accordance with generally accepted accounting principles, and furnish to the Administrative Agent:

          (i) Annual Reporting. Within 90 days after the close of each of its fiscal years, financial statements for such fiscal year certified in a manner acceptable to the Administrative Agent by the chief financial officer of the Seller.

          (ii) Quarterly Reporting. If so requested by the Administrative Agent, within 45 days after the close of the first three quarterly periods of each of its fiscal years, balance sheets as at the close of each such period and statements of income and retained earnings and a statement of cash flows for the period from the beginning of such fiscal year to the end of such quarter, all certified by its chief financial officer.

          (iii) Compliance Certificate. Together with the financial statements required hereunder, a compliance certificate in substantially the form of
     Exhibit IV signed by the Seller's corporate comptroller or chief financial officer and dated the date of such annual financial statement or such quarterly financial statement, as the case may be.

          (iv) Shareholders Statements and Reports. Promptly upon the furnishing thereof to the shareholders of the Seller, copies of all financial statements, reports and proxy statements so furnished.

          (v) Change in Credit and Collection Policy. At least 30 days prior to the effectiveness of any material change in or amendment to the Credit and Collection Policy, a copy of the Credit and Collection Policy then in effect and a notice indicating such change or amendment.

          (vi) Notices under Transaction Documents. Forthwith upon its receipt of any notice, request for consent, financial statements, certification, report or other communication under or in connection with any Transaction Document from any Person other than the Administrative Agent or any Purchaser, copies of the same.

          (vii)   Other   Information.   Such   other   information   (including
     nonfinancial information) as the Administrative Agent or any Purchaser may from time to time reasonably request.


          (b) Notices. The Seller will notify the Administrative Agent in writing of any of the following immediately upon learning of the occurrence thereof, describing the same and, if applicable, the steps being taken with respect thereto:

          (i) Servicer Defaults or Potential Servicer Defaults. The occurrence of each Servicer Default or each Potential Servicer Default, by a statement of the corporate comptroller or senior financial officer of the Seller.

          (ii) Judgment. The entry of any judgment or decree against the Seller.

          (iii) Litigation. The institution of any litigation, arbitration proceeding or governmental proceeding against the Seller or to which the Seller becomes party.

          (iv) Donnelly Credit Rating. The introduction of, or any change in, any publicly announced or privately issued indicative credit rating by Standard & Poor's Ratings

     Services, a division of the McGraw-Hill Companies, Inc., Moody's Investors Service, Inc., the National Association of Insurance Commissioners or any other nationally recognized rating agency or similar organization with respect to any indebtedness or obligations of Donnelly at any time that Donnelly is performing any servicing responsibilities in respect of the Receivables.

          (c) Compliance with Laws. The Seller will comply in all material respects with all applicable laws, rules, regulations, orders writs, judgments, injunctions, decrees or awards to which it may be subject.

          (d) Audits. The Seller will furnish to the Administrative Agent from time to time such information with respect to it and the Receivables as the Administrative Agent may reasonably request. The Seller shall, from time to time during regular business hours as requested by the Administrative Agent upon reasonable notice, permit the Administrative Agent, or its agents or representatives (and shall cause each Originator to permit the Administrative Agent or its agents or representatives), (i) to examine and make copies of and abstracts from all Records in the possession or under the control of the Seller or such Originator relating to Receivables and the Related Security, including, without limitation, the related Contracts, and (ii) to visit the offices and properties of the Seller or such Originator for the purpose of examining such materials described in clause
     (i) above, and to discuss matters relating to the Seller's or such Originator's financial condition or the Receivables and the Related Security or the Seller's performance hereunder, or such Originator's performance under any of the other Transaction Documents, or the Seller's or such Originator's performance under the Contracts with any of the officers or employees of the Seller or such Originator having knowledge of such matters.

          (e) Keeping and Marking of Records and Books; Notation in Financial Statements.

          (i) The Seller will, and will cause each Originator to, maintain and implement administrative and operating procedures (including, without limitation, an ability to recreate records evidencing Receivables in the event of the destruction of the originals thereof), and keep and maintain all documents, books, records and other information reasonably necessary or advisable for the collection of all Receivables (including, without limitation, records adequate to permit the immediate identification of each new Receivable and all Collections of and adjustments to each existing Receivable). The Seller will, and will cause each Originator to, give the Administrative Agent notice of any material change in the administrative and operating procedures referred to in the previous sentence.

          (ii) The Seller will, and will cause each Originator to, (a) on or prior to the date hereof, mark its master data processing records and other books and records relating to the Receivable Interests with a legend, acceptable to the Administrative Agent, describing the Receivable Interests or, in the case of Hohe, the ownership interest of Donnelly and the Seller in the "Purchased Receivables" under and as defined in the Hohe Transfer

     Agreement and (b) upon the request of the Administrative Agent at any time following the replacement of the Seller as the Servicer hereunder, deliver to the Administrative Agent all Contracts (including, without limitation, all multiple originals of any such Contract) relating to the Receivables.

          (iii) The Seller will note in its financial statements that Receivable Interests have been sold to the Purchasers hereunder, and will cause (a) Donnelly to note in its financial statements that its Receivables have been sold to the Seller and (b) Hohe to note in its financial statements that the "Purchased Receivables" under and as defined in the Hohe Transfer Agreement have been sold to Donnelly.

          (f) Compliance with Contracts and Credit and Collection Policy. The Seller will, and will cause each Originator to, timely and fully (i) perform and comply in all material respects with all provisions, covenants and other promises required to be observed by it under the Contracts related to the Receivables, and (ii) comply in all material respects with the Credit and Collection Policy in regard to each Receivable and the related Contract. The Seller will, and will cause each Originator to, pay when due any taxes payable in connection with the Receivables.

          (g) Purchase of Receivables from Originators. With respect to each Receivable purchased under a Transfer Agreement, the Seller shall take (or shall cause the applicable Originator to take) all actions necessary to vest legal and equitable title to such Receivable, the Related Security and the Hohe Discount irrevocably in the Seller, including, without limitation, the filing of all financing statements or other similar instruments or documents necessary under the UCC (and any comparable law in the United States, Germany, Canada, Belgium, Spain, Sweden or any other country in which an Obligor of an Eligible Receivable may be located) of all applicable jurisdictions to perfect the Seller's interest in such Receivable and such other action to perfect, protect or more fully evidence the interest of the Seller as the Administrative Agent may reasonably request.

          (h) Ownership Interest. The Seller shall take all necessary action to establish and maintain a valid and perfected first priority undivided percentage ownership interest in the Receivables, the Related Security, the Hohe Discount and Collections with respect to any of the foregoing, to the full extent contemplated herein, in favor of the Administrative Agent and the Purchasers, including, without limitation, taking such action to perfect, protect or more fully evidence the interest of the Administrative Agent and the Purchasers hereunder as the Administrative Agent may reasonably request.

          (i) Payment to the Originators. With respect to any Receivable purchased by the Seller from Donnelly, such sale shall be effected under, and in strict compliance with the terms of, the Donnelly Transfer Agreement, including, without limitation, the terms relating to the amount and timing of payments to be made to Donnelly in respect of the purchase price for such Receivable. With respect to any Receivable purchased by Donnelly from Hohe, the Seller shall cause Donnelly to effect such sale under, and in strict compliance with the terms of, the Hohe

     Transfer Agreement, including, without limitation, the terms relating to the amount and timing of payments to be made to Hohe in respect of the purchase price for such Receivable.

          (j) Performance and Enforcement of Transfer Agreements. The Seller shall timely perform the obligations required to be performed by the Seller, and shall vigorously enforce the rights and remedies accorded to the Seller, under each Transfer Agreement. The Seller shall take all actions to perfect and enforce its rights and interests (and the rights and interests of the Purchasers and the Administrative Agent, as assignees of the Seller) under each Transfer Agreement as the Administrative Agent may from time to time reasonably request, including, without limitation, making claims to which it may be entitled under any indemnity, reimbursement or similar provision contained in either Transfer Agreement.

          (k) Purchasers' Reliance. The Seller acknowledges that the Purchasers are entering into the transactions contemplated by this Agreement in reliance upon the Seller's identity as a legal entity that is separate from Donnelly, Hohe and other Affiliates of the Seller. Therefore, from and after the date of execution and delivery of this Agreement, the Seller shall take all reasonable steps including, without limitation, all steps that the Administrative Agent or any Purchaser may from time to time reasonably request to maintain the Seller's identity as a separate legal entity and to make it manifest to third parties that the Seller is an entity with assets and liabilities distinct from those of its Affiliates and not just a division of any such Affiliate. Without limiting the generality of the foregoing and in addition to the other covenants set forth herein, the Seller shall:

          (i) conduct its own business in its own name and require that all full-time employees of the Seller identify themselves as such and not as employees of any of its Affiliates (including, without limitation, by means of providing appropriate employees with business or identification cards identifying such employees as the Seller's employees);

          (ii) compensate all employees, consultants and agents directly, from the Seller's bank accounts, for services provided to the Seller by such employees, consultants and agents and, to the extent any employee, consultant or agent of the Seller is also an employee, consultant or agent of an Affiliate of the Seller, allocate the compensation of such employee, consultant or agent between the Seller and such Affiliate on a basis which reflects the services rendered to the Seller and such Affiliate; provided, however, that the Seller may enter into written agreements with any Affiliate which allow such Affiliate to pay any employee, consultant or agent on behalf of the Seller provided the Seller agrees to reimburse such Affiliate for its allocable share of such payment;

          (iii) (A) maintain office space separate and apart from that of any of its Affiliates (even if such office space is subleased from or is on or near premises occupied by any of its Affiliates), (B) clearly identify its offices (by signage or otherwise) as its offices, (C) own or lease pursuant to written leases all office furniture and equipment necessary to operate its business and (D) have a separate telephone number, which will be answered only in its name and separate stationery, invoices and checks in its own name;

          (iv) conduct all transactions with each of its Affiliates (including, without limitation, any delegation of its obligations hereunder as Servicer) strictly on an arm's-length basis, and allocate all overhead expenses (including, without limitation, telephone and other utility charges) for items shared between the Seller and such Affiliate on the basis of actual use to the extent practicable and, to the extent such allocation is not practicable, on a basis reasonably related to actual use;

          (v) at all times have at least one member of its Board of Directors and one officer who (A) meets the qualifications set forth in the Michigan Compiled Laws Annotated (S) 450.1107(3), as in effect on the date hereof,
     (B) is not a customer or supplier of the Seller or any of its Affiliates and (C) is not a shareholder (whether direct, indirect or beneficial) holding more than 1% of the oustanding stock of any Affiliate;

          (vi) observe all corporate formalities as a distinct entity, ensure that all corporate actions are duly authorized by unanimous vote of its Board of Directors, and maintain the Seller's books and records separate from those of each of its Affiliates and otherwise readily identifiable as its own assets rather than assets of any of its Affiliates;

          (vii) prepare its financial statements separately from those of its Affiliates and ensure that any consolidated financial statements of either Originator or any Affiliate thereof that include the Seller have detailed notes clearly stating that the Seller is a separate corporate entity and that its assets will be available first and foremost to satisfy the claims of the creditors of the Seller;

          (viii) except as herein specifically otherwise provided, not commingle funds or other assets of the Seller with those of any of its Affiliates and not maintain bank accounts or other depository accounts to which any of its Affiliates is an account party, into which any of its Affiliates makes deposits or from which any of its Affiliates has the power to make withdrawals;

          (ix) not permit any of its Affiliates to pay any of its operating expenses (except pursuant to allocation arrangements that comply with the requirements of this Section 5.1(k));

          (x) refrain from paying dividends or making distributions, loans or other advances to any of its Affiliates (except that, commencing after October 15, 1997, dividends which are duly authorized by its Board of Directors and are in compliance with applicable law may be payable no more than once each calendar year so long as (i) such dividend is payable after October 15 of such year and (ii) no event has occurred and is continuing, or would result from such dividend, which constitutes a Servicer Default or Potential Servicer Default);

          (xi) refrain from filing or otherwise initiating or supporting the filing of a motion in any bankruptcy or other insolvency proceedings involving the Seller, Donnelly, Hohe, or any other Affiliate of Seller, to substantively consolidate the Seller with any such Affiliate;

          (xii) refrain from (A) guaranteeing any obligation of any of its Affiliates (B) having its obligations guaranteed by any of its Affiliates,
     (C) holding itself out as responsible for debts of any of its Affiliates or for the decisions or actions with respect to the affairs of any of its Affiliates, and (D) being directly or indirectly named as a direct or contingent beneficiary or loss payee on any insurance policy covering the property of any Affiliate; and

          (xiii) maintain in place all policies and procedures, and take and continue to take all action, described in the facts and assumptions set forth in the opinion letter issued by Varnum Riddering Schmidt and Howlett LLP of even date herewith relating to true sale and substantive consolidation issues, and in any certificates accompanying such opinion letter.

          (l) Collections. The Seller shall instruct (or cause the applicable Originators to instruct) all Obligors to pay all Collections directly to a lockbox listed on Exhibit III or, in the case of wire-transfers on Deutsche Markdenominated Receivables, to the concentration account therefor specified on Exhibit III. In the case of payments remitted to any such lock-box, the Seller shall cause all proceeds from such lock-box to be deposited directly by a Collection Bank into a concentration account or a depositary account listed on Exhibit III. The Seller shall maintain exclusive dominion and control (subject to the terms of this Agreement) to each such lock-box, concentration account and depositary account. In the case of any Collections received by the Seller or an Originator, the Seller shall remit (or shall cause such Originator to remit) such Collections to a Collection Account not later than the Business Day immediately following the date of receipt of such Collections, and, at all times prior to such remittance, the Seller shall itself hold (or, if applicable, shall cause such Originator to hold) such Collections in trust, for the exclusive benefit of the Purchasers and the Administrative Agent.

          (m) Minimum Net Worth. The Seller shall at all times maintain a net worth of not less than $2,850,000.

          (n) German Credit and Collection Policy. By no later than the date which is 90 days from the date hereof, the Seller shall deliver to the Administrative Agent a written credit and collection policy, in form and substance satisfactory to the Administrative Agent, summarizing its credit and collection policies and practices relating to Deutsche Mark-denominated Receivables and Contracts related thereto.

     Section 5.2. Negative Covenants of Seller. Until the date on which the Aggregate Unpaids have been indefeasibly paid in full, the Seller hereby covenants, individually and in its capacity as Servicer, that:

          (a) Name Change, Offices, Records and Books of Accounts. The Seller will not change its name, identity or corporate structure (within the meaning of Section 9-402(7) of any applicable enactment of the UCC) or relocate its chief executive office or any office where Records are kept unless it shall have: (i) given the Administrative Agent at least 45 days prior notice thereof and (ii) delivered to the Administrative Agent all financing statements, instruments and other documents reasonably requested by the Administrative Agent in connection with such change or relocation.

          (b) Change in Payment Instructions to Obligors. The Seller will not add or terminate any bank as a Collection Bank from those listed in Exhibit III, or make any change in its instructions to Obligors regarding payments to be made to the Seller or payments to be made to any lock-box, Collection Account or Collection Bank, unless the Administrative Agent shall have received, at least 10 days before the proposed effective date therefor, (i) written notice of such addition, termination or change and (ii) with respect to the addition of a lockbox, Collection Account or Collection Bank, an executed account agreement and an executed Collection Account Agreement from such Collection Bank relating thereto; provided, however, that the Seller may make changes in instructions to Obligors regarding payments if such new instructions require such Obligor to make payments to another existing lock-box or Collection Account that is subject to a Collection Account Agreement then in effect.

          (c) Modifications to Contracts and Credit and Collection Policy. The Seller will not make any change to the Credit and Collection Policy which would be reasonably likely to adversely affect the collectibility of any material portion of the Receivables or decrease the credit quality of any newly created Receivables. Except as provided in Section 6.2(c), the Seller, acting as Servicer or otherwise, will not extend, amend or otherwise modify the terms of any Receivable or any Contract related thereto other than in accordance with the Credit and Collection Policy.

          (d) Sales, Liens, Etc. The Seller shall not sell, assign (by operation of law or otherwise) or otherwise dispose of, or grant any option with respect to, or create or suffer to exist any Adverse Claim upon (including, without limitation, the filing of any financing statement) or with respect to, any Receivable, Related Security, Hohe Discount or Collections in respect thereof, or upon or with respect to any Contract under which any Receivable arises, or any lock-box or Collection Account or assign any right to receive income in respect thereof (other than, in each case, the creation of the interests therein in favor of the Administrative Agent and the Purchasers provided for herein), and the Seller shall defend the right, title and interest of the Administrative Agent and the Purchasers in, to and under any of the foregoing property, against all claims of third parties claiming through or under the Seller or either Originator.

          (e) Nature of Business; Other Agreements; Other Indebtedness. The Seller shall not engage in any business or activity of any kind or enter into any transaction or indenture, mortgage, instrument, agreement, contract, lease or other undertaking other than the transactions contemplated and authorized by this Agreement and the Transfer Agreements. Without limiting the generality of the foregoing, the Seller shall not create, incur, guarantee, assume or suffer to exist any indebtedness or other liabilities, whether direct or contingent, other than (i) as a result of the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business, (ii) the incurrence of obligations under this Agreement or as expressly contemplated in the Donnelly Transfer Agreement to make payment to Donnelly for the purchase of Receivables thereunder and
     (iii) the incurrence of operating expenses in the ordinary course of business of the type otherwise contemplated in Section 5.1(k) of this Agreement.

          (f) Amendments to Transfer Agreements. The Seller shall not, without the prior written consent of the Administrative Agent, (i) cancel or terminate either Transfer Agreement, (ii) give any consent, waiver, directive or approval under either Transfer Agreement, (iii) waive any default, action, omission or breach under either Transfer Agreement, or otherwise grant any indulgence thereunder, or (iv) amend, supplement or otherwise modify any of the terms of either Transfer Agreement.

          (g) Amendments to Corporate Documents. The Seller shall not amend its Certificate of Incorporation or By-Laws in any respect that would impair its ability to comply with the terms or provisions of any of the Transaction Documents, including, without limitation, Section 5.1(k) of this Agreement.

          (h) Merger. The Seller shall not merge or consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions, and except as otherwise contemplated herein) all or substantially all of its assets (whether now owned or hereafter acquired) to, or acquire all or substantially all of the assets of, any Person.

          (i) Subsidiaries. The Seller shall not establish, create, acquire or permit to exist any Subsidiary.

          (j) Deposits. The Seller shall not deposit or otherwise credit, and shall not permit an Originator or any other Person to deposit or otherwise credit, to any lock-box or Collection Account any cash or payment item other than Collections. Notwithstanding the foregoing, Hohe may, from time to time until the Administrative Agent shall otherwise direct in a written notice to the Seller, instruct its Obligors to remit payments on receivables, including receivables that do not constitute "Receivables" under this Agreement, to one or more of the lock-boxes or concentration accounts identified on Exhibit III; provided that (i) each such lock-box and concentration account shall be in the name of, and under the exclusive dominion and control of, the Seller, and (ii) at all such times a written agreement among the Seller and the Originators, satisfactory in form and substance to the Administrative Agent, shall be in effect setting forth the procedures implemented for the identification and allocation of collections on such receivables as among the Seller and the Originators.

                    ARTICLE VI ADMINISTRATION AND COLLECTION

     Section 6.1. Designation of Servicer. (a) The servicing, administration and collection of the Receivables shall be conducted by such Person (the "Servicer") so designated from time to time in accordance with this Section 6.1. The Seller is hereby designated as, and hereby agrees to perform the duties and obligations of, the Servicer pursuant to the terms of this Agreement. The Administrative Agent may, and at the direction of the Required Investors shall, at any time following the occurrence of a Servicer Default, designate as Servicer any Person to succeed the Seller or any successor Servicer.

          (b) The Seller is permitted to delegate, and the Seller hereby advises the Purchasers and the Administrative Agent that it has delegated, to each Originator, as a subservicer of the Servicer, certain of its duties and responsibilities as Servicer hereunder in respect of the Receivables transferred by such Originator to Donnelly or the Seller, as applicable. Notwithstanding the foregoing, (i) the Seller shall be and remain primarily liable to the Administrative Agent and the Purchasers for the full and prompt performance of all duties and responsibilities of the Servicer hereunder and (ii) the Administrative Agent and the Purchasers shall be entitled to deal exclusively with the Seller in matters relating to the discharge by the Servicer of its duties and responsibilities hereunder, and the Administrative Agent and the Purchasers shall not be required to give notice, demand or other communication to any Person other than the Seller in order for communication to the Servicer and its respective delegates and subservicers in respect thereof to be accomplished. The Seller, at all times that it is the Servicer, shall be responsible for providing its delegates and subservicers with any notice given under this Agreement.

          (c) Without the prior written consent of the Required Investors, (i) the Seller shall not be permitted to delegate any of its duties or responsibilities as Servicer to any Person other than an Originator, and then such delegation shall be limited to the activities of Servicer hereunder as the same may relate to the Receivables originated by such Originator, and (ii) no Originator shall be permitted to further delegate to any other Person any of the duties or responsibilities of the Servicer delegated to it by the Seller. If at any time the Administrative Agent shall designate as Servicer any Person other than the Seller, all duties and responsibilities theretofore delegated by the Seller to either
     Originator may, at the discretion of the Administrative Agent, be terminated forthwith on notice given by the Administrative Agent to the Seller.

     Section 6.2. Duties of Servicer. (a) The Servicer shall take or cause to be taken all such actions as may be necessary or advisable to collect each Receivable from time to time, all in accordance with applicable laws, rules and regulations, with reasonable care and diligence, and in accordance with the Credit and Collection Policy.

          (b) The Servicer shall administer the Collections in accordance with the procedures described herein and in Article I. The Servicer shall set aside and hold in trust for the account of the Seller and the Purchasers their respective shares of the Collections of Receivables in accordance with Section 1.7. The Servicer shall upon the request of the Administrative Agent after the occurrence of a Liquidation Day, segregate, in a manner acceptable to the Administrative Agent, all cash, checks and other instruments received by it from time to time constituting Collections from the general funds of the Servicer or the Seller prior to the remittance thereof in accordance with Section 1.7. If the Servicer shall be required to segregate Collections pursuant to the preceding sentence, the Servicer shall segregate and deposit with a bank designated by the Administrative Agent such allocable share of Collections of Receivables set aside for the Purchasers on the first Business Day following receipt by the Servicer of such Collections, duly endorsed or with duly executed instruments of transfer.

          (c) The Servicer, may, in accordance with the Credit and Collection Policy, extend the maturity of any Receivable or adjust the Outstanding Balance of any Receivable as the Servicer may determine to be appropriate to maximize Collections thereof; provided, however, that such extension or adjustment shall not alter the status of such Receivable as a Delinquent Receivable or Defaulted Receivable or limit the rights of the Administrative Agent or the Purchasers under this Agreement.
     Notwithstanding anything to the contrary contained herein, the Administrative Agent shall have the absolute and unlimited right to direct the Servicer to commence or settle any legal action with respect to any Receivable or to foreclose upon or repossess any Related Security.

          (d) The Servicer shall hold in trust for the Seller and the Purchasers, in accordance with their respective Receivable Interests, all Records that evidence or relate to the Receivables, the related Contracts and Related Security or that are otherwise necessary or desirable to collect the Receivables and shall, as soon as practicable upon demand of the Administrative Agent, deliver or make available to the Administrative Agent all such Records, at a place selected by the Administrative Agent. The Servicer shall, as soon as practicable following receipt thereof, turn over to the Seller (i) that portion of Collections of Receivables representing the Seller's undivided fractional ownership interest therein, less, in the event the Seller is not the Servicer, all reasonable outof-pocket costs and expenses of the Servicer of servicing, administering and collecting the Receivables, and (ii) any cash collections or other cash proceeds received with respect to Indebtedness not constituting Receivables. The Servicer shall, from time to time at the request of any Purchaser, furnish to the Purchasers (promptly after any such request) a calculation of the amounts set aside for the Purchasers pursuant to Section 1.7.

          (e) Any payment by an Obligor in respect of any indebtedness owed by it to the Seller shall, except as otherwise specified by such Obligor or otherwise required by contract or law and unless otherwise instructed by the Administrative Agent, be applied as a Collection of any Receivable of such Obligor (starting with the oldest such Receivable) to the extent of any amounts then due and payable thereunder before being applied to any other receivable or other obligation of such Obligor.

     Section 6.3. Collection Notices. The Administrative Agent is authorized at any time to date and to deliver (and, at the direction of the Required Investors, the Administrative Agent shall date and deliver) to the Collection Banks, a Collection Notice under any Collection

Account Agreement. The Seller hereby transfers to the Administrative Agent for the benefit of the Purchasers, effective when the Administrative Agent delivers such notice, the exclusive ownership and control of the Collection Accounts. In case any authorized signatory of the Seller whose signature appears on a Collection Account Agreement shall cease to have such authority before the delivery of such Collection Notice, such Collection Notice shall nevertheless be valid as if such authority had remained in force. The Seller hereby authorizes the Administrative Agent, and agrees that the Administrative Agent shall be entitled to (i) endorse the Seller's (or, under authority granted to the Seller under either Transfer Agreement, an Originator's) name on checks and other instruments representing Collections, (ii) enforce the Receivables, the related Contracts and the Related Security and (iii) take such action as shall be necessary or desirable to cause all cash, checks and other instruments constituting Collections of Receivables to come into the possession of the Administrative Agent rather than the Seller or an Originator.

     Section 6.4. Responsibilities of the Seller. Anything herein to the contrary notwithstanding, the exercise by the Administrative Agent and the Purchasers of their rights hereunder shall not release the Servicer or the Seller from any of their duties or obligations with respect to any Receivables or under the related Contracts. The Purchasers shall have no obligation or liability with respect to any Receivables or related Contracts, nor shall any of them be obligated to perform the obligations of the Seller.

     Section 6.5. Reports. On or before the seventh Business Day of each month and at such other times as the Administrative Agent shall reasonably request, the Servicer shall prepare and forward to the Administrative Agent (i) a Settlement Report as of the end of the immediately preceding fiscal month of Donnelly and (ii) if requested by the Administrative Agent, a listing by Obligor of all Receivables together with an aging of such Receivables.



                          ARTICLE VII SERVICER DEFAULTS

     The occurrence of any one or more of the following events shall constitute a Servicer Default:

          (a) Any Designated Servicer or the Seller shall fail (i) to make any payment or deposit required hereunder when due and such failure shall remain unremedied for one Business Day, (ii) to perform or observe in any material respect any term, covenant or agreement hereunder relating to the Receivables, the Related Security, the Hohe Discount or the Collections or
     (iii) to perform or observe in any material respect any term, covenant or agreement hereunder (other than as referred to in clause (i) or (ii) of this paragraph (a)) and such failure shall remain unremedied for five Business Days.

          (b) Any representation, warranty, certification or statement made by the Seller, any Designated Servicer or either Originator in this Agreement, any other Transaction Document or in any other document delivered pursuant hereto shall prove to have been incorrect in any material respect when made or deemed made.

          (c)(i) The Seller, any Designated Servicer or either Originator shall generally not pay its debts as such debts become due or shall admit in writing its inability to pay its debts generally or shall make a general assignment for the benefit of creditors; or (ii) any proceeding shall be instituted by or against the Seller, any Designated Servicer (other than Donnelly) or Hohe seeking to adjudicate it bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee or other similar official for it or any substantial part of its property; or (iii) any proceeding shall be instituted by or against Donnelly seeking to adjudicate it bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee or other similar official for it or any substantial part of its property unless (A) such proceeding is instituted against Donnelly and is being contested by Donnelly in good faith and by appropriate proceedings,
     (B) within two Michigan business days of the institution of such proceeding Donnelly shall have obtained a court order (which may include an interim order) satisfactory to the Administrative Agent and the Required Investors authorizing the continued transfer of "Receivables", "Related Assets" and "Collections" under the Donnelly Transfer Agreement and Receivable Interests hereunder in the manner (and with the effect) contemplated herein following commencement of such proceeding and granting protection to the Seller and the Purchasers against subsequent avoidance or subordination of such transfers by the trustee or any other Person in connection with such proceeding and (C) such proceeding shall be dismissed within 30 days of the institution thereof; or (iv) the Seller, any Designated Servicer or either Originator shall take any corporate action to authorize any of the actions set forth in clause (i) or (iii) above in this subsection (c);

          (d) As at the end of any calendar month, the Delinquency Ratio shall have exceeded 10% for two consecutive months.

          (e) As at the end of any calendar month, the Loss-to-Liquidation Ratio shall exceed 1%.

          (f) Either Originator (i) shall fail to perform or observe in any material respect any term, covenant or agreement contained in any other Transaction Document, after giving effect to any grace period therefor, or
     (ii) shall for any reason cease to transfer, or cease to have the legal capacity or otherwise be incapable of transferring, Receivables to the applicable transferee under any Transfer Agreement to which it is party, any "Termination Event" or "Potential Termination Event" shall occur under the Donnelly Transfer Agreement, or any "German Servicer Default" or "Potential German Servicer Default" shall occur under the Hohe Transfer Agreement.

          (g) A Change of Control shall occur.

                          ARTICLE VIII INDEMNIFICATION

     Section 8.1. Indemnities by the Seller. Without limiting any other rights which the Administrative Agent or any Purchaser may have hereunder or under applicable law, the Seller hereby agrees to indemnify the Administrative Agent and each Purchaser and their respective officers, directors, agents and employees (each an "Indemnified Party") from and against any and all damages, losses, claims, taxes, liabilities, costs, expenses and for all other amounts payable, including reasonable attorneys' fees (which attorneys may be employees of the Administrative Agent or such Purchaser) and reasonable disbursements (all of the foregoing being collectively referred to as "Indemnified Amounts") awarded against or incurred by any of them arising out of or as a result of this Agreement or the acquisition, either directly or indirectly, by a Purchaser of an interest in the Receivables, excluding, however:

          (i) Indemnified Amounts to the extent final judgment of a court of competent jurisdiction holds such Indemnified Amounts resulted from gross negligence or willful misconduct on the part of the Indemnified Party seeking indemnification;

          (ii) Indemnified Amounts to the extent the same includes losses in respect of Eligible Receivables which are uncollectible on account of the insolvency, bankruptcy or lack of creditworthiness of the related Obligor; or

          (iii) taxes imposed by the jurisdiction in which such Indemnified Party's principal executive office is located, on or measured by the overall net income of such Indemnified Party to the extent that the computation of such taxes is consistent with the Intended Characterization;

     provided, however, that nothing contained in this sentence shall limit the liability of the Seller or the Servicer or limit the recourse of the Purchasers to the Seller or Servicer for amounts otherwise specifically provided to be paid by the Seller or the Servicer under the terms of this Agreement. Without limiting the generality of the foregoing indemnification, the Seller shall indemnify the Administrative Agent and the Purchasers for Indemnified Amounts (including, without limitation, losses in respect of uncollectible receivables, regardless of whether reimbursement therefor would constitute recourse to the Seller or the Servicer) relating to or resulting from:

  (i) any representation or warranty made by the Seller, either Originator or the Servicer (or any officers of the Seller, either Originator or the Servicer) under or in connection with this Agreement, any other Transaction Document, any Settlement Report or any other information or report delivered by the Seller, either Originator or the Servicer pursuant hereto or thereto, which shall have been false or incorrect when made or deemed made;

  (ii) the failure by the Seller, either Originator or the Servicer to comply with any applicable law, rule or regulation with respect to any Receivable or Contract related thereto, or the nonconformity of any Receivable or Contract included therein with any such applicable law, rule or regulation or the failure of the Seller, either Originator or the Servicer to timely and fully comply with any provision, covenant or other promise required to be observed by it under any Contract;

  (iii) any failure of the Seller, either Originator or the Servicer to perform its duties or obligations in accordance with the provisions of this Agreement or any other Transaction Document;

  (iv) any products liability or similar claim arising out of or in connection with merchandise, insurance or services which are the subject of any Contract;

  (v) any dispute, claim, offset or defense (other than discharge in bankruptcy of the Obligor) of any Obligor to the payment of any
          Receivable (including, without limitation, a defense based on such Receivable or the related Contract not being a legal, valid and binding obligation of such Obligor enforceable against it in accordance with its terms), or any other claim resulting from the sale of the merchandise or service related to such Receivable or the furnishing or failure to furnish such merchandise or services;

  (vi) the commingling of Collections of Receivables at any time with other funds;

  (vii) any investigation, litigation or proceeding related to or arising from this Agreement or any other Transaction Document, the transactions contemplated hereby or thereby, the use of the proceeds of a purchase, the ownership of the Receivable Interests or any other investigation, litigation or proceeding relating to the Seller or either Originator in which any Indemnified Party becomes involved as a result of any of the transactions contemplated hereby or thereby;

  (viii) any inability to litigate any claim against any Obligor in respect of any Receivable as a result of such Obligor being immune from civil and commercial law and suit on the grounds of sovereignty or otherwise from any legal action, suit or proceeding;

  (ix)    any Servicer Default described in paragraph (c) of Article VII;

  (x) the failure to vest and maintain vested in the Administrative Agent and the Purchasers, or to transfer to the Administrative Agent and the Purchasers, legal and equitable title to, and ownership of, a first priority perfected undivided percentage ownership (to the extent of the Receivable Interests contemplated hereunder) in the Receivables, the Related Security, the Hohe Discount and the Collections, free and clear of any Adverse Claim; or the failure of the Seller or any Originator to cause Collections to be transferable to any location outside of Germany without any set-off, deduction or other charge or encumbrance; or the failure of the Seller or any Originator to deliver Collections to the Servicer at any time;and

  (xi) any failure of the Seller or Donnelly to give reasonably equivalent value to an Originator under a Transfer Agreement in consideration of the transfer by such Originator of any Receivable, or any attempt by any Person to void any such transfer under statutory provisions or common law or equitable action, including, without limitation, any provision of the Bankruptcy Code.

     If any  claim  which  may give rise to a claim  for  indemnity  under  this
Section 8.1 is asserted against any Indemnified Party, such Indemnified Party shall give the Seller written notice of that claim. In the event any third party brings an action or proceeding against any Indemnified Party in respect of which indemnity may be sought under this Section 8.1, such Indemnified Party promptly shall give notice of that action or proceeding to the Seller and upon receipt of any such notice the Seller shall have the right and, if so requested by such Indemnified Party, the obligation to assume the defense of the action or proceeding; provided, that (i) failure of a party to give such notice shall not relieve the Seller from any of its obligations under this Section 8.1 unless that failure prejudices the defense of the action or proceeding by the Seller and (ii) the Seller shall not have the right to assume the defense of any such action or proceeding unless (a) no Servicer Default has occurred and is continuing and (b) the Seller has acknowledged to such Indemnified Party in writing its obligation to pay any indemnity claim hereunder arising in connection with such action or proceeding and has paid any Indemnified Amounts already incurred by the applicable Indemnified Parties in connection with such action or proceeding. At its own expense, an Indemnified Party may employ separate counsel and participate in any defense assumed by the Seller. Each Indemnified Party shall obtain the Seller's prior written consent to any settlement or compromise of any action or proceeding in respect of which indemnity may be sought hereunder.

     Section 8.2. Increased Cost and Reduced Return. If after the date hereof, any Funding Source shall be charged any fee, expense or increased cost on account of the adoption of any applicable law, rule or regulation (including any applicable law, rule or regulation regarding capital adequacy) or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency (a "Regulatory Change"): (i) which subjects any Funding Source to any charge or withholding on or with respect to any Funding Agreement or a Funding Source's obligations under a Funding

Agreement, or on or with respect to the Receivables, or changes the basis of taxation of payments to any Funding Source of any amounts payable under any Funding Agreement (except for changes in the rate of tax on the overall net income of a Funding Source) or (ii) which imposes, modifies or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of a Funding Source, or credit extended by a Funding Source pursuant to a Funding Agreement or (iii) which imposes any other condition the result of which is to increase the cost to a Funding Source of performing its obligations under a Funding Agreement, or to reduce the rate of return on a Funding Source's capital as a consequence of its obligations under a Funding Agreement, or to reduce the amount of any sum received or receivable by a Funding Source under a Funding Agreement or to require any payment calculated by reference to the amount of interests or loans held or interest received by it and such cost described in clause (i), (ii) or (iii) arises in connection with any of the transactions contemplated in this Agreement, then, upon demand by the Administrative Agent, the Seller shall pay to the Administrative Agent, for the benefit of the relevant Funding Source, a reasonable allocation of the aggregate of such amounts charged to such Funding Source or compensate such Funding Source for a reasonable allocation of the aggregate of such reduction. A statement as to such amount, prepared in good faith and in reasonable detail by the Administrative Agent and submitted by the Administrative Agent to the Seller, shall be conclusive and binding for all purposes absent manifest error in computation.

     Section 8.3. Other Costs and Expenses. The Seller shall pay to the Administrative Agent and Falcon on demand all reasonable costs and reasonable out-of-pocket expenses in connection with the preparation, execution, delivery and administration of this Agreement, the transactions contemplated hereby and the other documents to be delivered hereunder, including without limitation, the reasonable cost of Falcon's auditors auditing the books, records and procedures of the Seller, reasonable fees and reasonable out-of-pocket expenses of legal counsel for Falcon and the Administrative Agent (which such counsel may be employees of Falcon or the Administrative Agent) with respect thereto and with respect to advising Falcon and the Administrative Agent as to their respective rights and remedies under this Agreement. The Seller shall pay to the Administrative Agent on demand any and all reasonable costs and expenses of the Administrative Agent and the Purchasers, if any, including reasonable counsel fees and expenses in connection with the enforcement of this Agreement and the other documents delivered hereunder and in connection with any restructuring or workout of this Agreement or such documents, or the administration of this Agreement following a Servicer Default. The Seller shall reimburse Falcon on demand for all other reasonable costs and expenses incurred by Falcon or any shareholder of Falcon ("Other Costs"), including, without limitation, the reasonable cost of auditing Falcon's books by certified public accountants, the cost of rating the Commercial Paper by independent financial rating agencies, and the reasonable fees and out-of-pocket expenses of counsel for Falcon or any counsel for any shareholder of Falcon with respect to advising Falcon or such shareholder as to matters relating to Falcon's operations.

     Section 8.4. Allocations. Falcon shall allocate the liability for Other Costs among the Seller and other Persons with whom Falcon has entered into agreements to purchase interests in receivables ("Other Sellers") on the basis of the relation that the Aggregate Capital hereunder bears to the aggregate "Capital" or similar investment under all such agreements, or on such other reasonable basis as Falcon may use for such purpose in accordance with its customary practice. If any Other Costs are attributable to the Seller and not attributable to any Other Seller, the Seller shall be solely liable for such Other Costs. However, if Other Costs are attributable to Other Sellers and not attributable to the Seller, such Other Sellers shall be solely liable for such Other Costs. All allocations to be made pursuant to the foregoing provisions of this Article VIII shall be made by Falcon in its sole discretion and shall be binding on the Seller and the Servicer.


                                   ARTICLE IX
                            THE ADMINISTRATIVE AGENT

     Section 9.1. Authorization and Action. Each Purchaser hereby designates and appoints First Chicago to act as its agent hereunder and under each other Transaction Document, and authorizes the Administrative Agent to take such actions as agent on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms of this Agreement and the other Transaction Documents together with such powers as are reasonably incidental thereto. The Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein or in any other Transaction Document, or any fiduciary relationship with any Purchaser, and no implied covenants, functions, responsibilities, duties, obligations or liabilities on the part of the Administrative Agent shall be read into this Agreement or any other Transaction Document or otherwise exist for the Administrative Agent. In performing its functions and duties hereunder and under the other Transaction Documents, the Administrative Agent shall act solely as agent for the Purchasers and does not assume nor shall be deemed to have assumed any obligation or relationship of trust or agency with or for the Seller or any of its successors or assigns. The Administrative Agent shall not be required to take any action which exposes the Administrative Agent to personal liability or which is contrary to this Agreement, any other Transaction Document or applicable law. The appointment and authority of the Administrative Agent hereunder shall terminate upon the indefeasible payment in full of all Aggregate Unpaids. Each Purchaser hereby authorizes the Administrative Agent to execute on behalf of such Purchaser (the terms of which shall be binding on such Purchaser) each of the Uniform Commercial Code financing statements, together with such other instruments or documents determined by the Administrative Agent to be necessary or desirable in order to perfect, evidence or more fully protect the interest of the Purchasers contemplated hereunder.

     Section 9.2. Delegation of Duties. The Administrative Agent may execute any of its duties under this Agreement and each other Transaction Document by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. As between the Administrative Agent and each Purchaser, the Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

     Section 9.3. Exculpatory Provisions. Neither the Administrative Agent nor any of its directors, officers, agents or employees shall be (i) liable for any action lawfully taken or omitted to be taken by it or them under or in connection with this Agreement or any other Transaction Document (except for its, their or such Person's own gross negligence or willful misconduct), or (ii) responsible in any manner to any of the Purchasers for any recitals, statements, representations or warranties made by the Seller contained in this Agreement, any other Transaction Document or any certificate, report, statement or other document referred to or provided for in, or received under or in connection with, this Agreement, or any other Transaction Document or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, or any other Transaction Document or any other document furnished in connection herewith or therewith, or for any failure of the Seller to perform its obligations hereunder or thereunder, or for the satisfaction of any condition specified in Article IV, or for the perfection, priority, condition, value or sufficiency or any collateral pledged in connection herewith. The Administrative Agent shall not be under any obligation to any Purchaser to ascertain or to inquire as to the observance or performance of any of the agreements or covenants contained in, or conditions of, this Agreement or any other Transaction Document, or to inspect the properties, books or records of the Seller. The Administrative Agent shall not be deemed to have knowledge of any Servicer Default or Potential Servicer Default unless the Administrative Agent has received notice from the Seller or a Purchaser.

     Section 9.4. Reliance by Administrative Agent. The Administrative Agent shall in all cases be entitled to rely, and shall be fully protected in relying, upon any document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Seller), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent shall in all cases be fully justified in failing or refusing to take any action under this Agreement or any other Transaction Document unless it shall first receive such advice or concurrence of Falcon or the Required Investors or all of the Purchasers, as applicable, as it deems appropriate and it shall first be indemnified to its satisfaction by the Purchasers, provided that unless and until the Administrative Agent shall have received such advice, the Administrative Agent may take or refrain from taking any action, as the Administrative Agent shall deem advisable and in the best interests of the Purchasers. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, in accordance with a request of Falcon or the Required Investors or all of the Purchasers, as applicable, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Purchasers.

     Section 9.5. Non-Reliance on Administrative Agent and Other Purchasers. Each Purchaser expressly acknowledges that neither the Administrative Agent, nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereafter taken, including, without limitation, any review of the affairs of the Seller, shall be deemed to constitute any representation or warranty by the Administrative Agent. Each Purchaser represents and warrants to the Administrative Agent that it has and will, independently and without reliance upon the

Administrative Agent or any other Purchaser and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, prospects, financial and other conditions and creditworthiness of the Seller and made its own decision to enter into this Agreement, the other Transaction Documents and all other documents related hereto or thereto.

     Section 9.6. Reimbursement and Indemnification. The Investors agree to reimburse and indemnify the Administrative Agent and its officers, directors, employees, representatives and agents ratably according to their Pro Rata Shares, to the extent not paid or reimbursed by the Seller (i) for any amounts for which the Administrative Agent, acting in its capacity as Administrative Agent, is entitled to reimbursement by the Seller hereunder and (ii) for any other expenses incurred by the Administrative Agent, in its capacity as Administrative Agent and acting on behalf of the Purchasers, in connection with the administration and enforcement of this Agreement and the other Transaction Documents, but excluding any such expenses to the extent the final judgment of a court of competent jurisdiction holds that such expenses resulted from gross negligence or willful misconduct on the part of the Administrative Agent.

     Section 9.7. Administrative Agent in its Individual Capacity. The Administrative Agent and its Affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Seller or any Affiliate of the Seller as though the Administrative Agent were not the Administrative Agent hereunder. With respect to the acquisition of Receivable Interests pursuant to this Agreement, the Administrative Agent shall have the same rights and powers under this Agreement as any Purchaser and may exercise the same as though it were not the Administrative Agent, and the terms "Investor," "Purchaser,"
"Investors" and "Purchasers" shall include the Administrative Agent in its individual capacity.

     Section 9.8. Successor Administrative Agent. The Administrative Agent may, upon five days' notice to the Seller and the Purchasers, and the Administrative Agent will, upon the direction of all of the Purchasers resign as Administrative Agent. If the Administrative Agent shall resign, then the Required Investors during such five-day period shall either (i) appoint from among the Purchasers a successor agent or (ii) with the consent of the Seller, appoint a Person other than a Purchaser as the successor agent. If for any reason no successor Administrative Agent is appointed by the Required Investors during such five-day period, then effective upon the termination of such five day period, the Purchasers shall perform all of the duties of the Administrative Agent hereunder and under the other Transaction Documents and the Seller shall make all payments in respect of the Aggregate Unpaids directly to the applicable Purchasers and for all purposes shall deal directly with the Purchasers. After the effectiveness of any retiring Administrative Agent's resignation hereunder as Administrative Agent, the retiring Administrative Agent shall be discharged from its duties and obligations hereunder and under the other Transaction Documents and the provisions of this Article IX and Article VIII shall continue in effect for its benefit with respect to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement and under the other Transaction Documents.

                      ARTICLE X ASSIGNMENTS; PARTICIPATIONS

     Section 10.1. Assignments. (a) The Seller and each Investor hereby agree and consent to the complete or partial assignment by Falcon of all of its rights under, interest in, title to and obligations under this Agreement to (i) the Investors pursuant to Section 2.1, (ii) any Person that is a special purpose corporation in respect of which First Chicago is then serving as administrative or managing agent or in any similar capacity or (iii) with the prior written consent of the Seller (which consent shall not be unreasonably withheld), any other Person. In each case, upon such assignment, Falcon shall be released from its obligations so assigned. Further, the Seller and each Investor hereby agree that any assignee of Falcon of this Agreement or all or any of the Receivable Interests of Falcon shall have all of the rights and benefits under this Agreement as if the term "Falcon" explicitly referred to such party, and no such assignment shall in any way impair the rights and benefits of Falcon hereunder. The Seller shall not have the right to assign its rights or obligations under this Agreement.

          (b) Any Investor may at any time and from time to time assign to one or more Persons ("Purchasing Investors") all or any part of its rights and obligations under this Agreement pursuant to an assignment agreement, in a form and substance satisfactory to the Administrative Agent (the "Assignment Agreement"), executed by such Purchasing Investor and such selling Investor. The consent of Falcon, the Administrative Agent and the Seller (the Seller's consent not to be unreasonably withheld) shall be required prior to the effectiveness of any such assignment. Each assignee of an Investor must have a short-term debt rating of A-1 or better by Standard & Poor's Ratings Group and P-1 by Moody's Investors Service, Inc. and must agree to deliver to the Administrative Agent, promptly following any request therefor by the Administrative Agent or Falcon, an enforceability opinion in form and substance satisfactory to the Administrative Agent and Falcon. Upon delivery of the executed Assignment Agreement to the Administrative Agent, such selling Investor shall be released from its obligations hereunder to the extent of such assignment. Thereafter the Purchasing Investor shall for all purposes be an Investor party to this Agreement and shall have all the rights and obligations of an Investor under this Agreement to the same extent as if it were an original party hereto and no further consent or action by the Seller, the Purchasers or the Administrative Agent shall be required.

          (c) Each of the Investors agrees that in the event that it shall cease to have a short-term debt rating of A-1 or better by Standard & Poor's Corporation and P-1 by Moody's Investors Service, Inc. (an "Affected Investor"), such Affected Investor shall be obliged, at the request of Falcon or the Administrative Agent, to assign all of its rights and obligations hereunder to (x) another Investor or (y) another financial institution nominated by the Administrative Agent and acceptable to Falcon and the Seller (the Seller's consent not to be unreasonably withheld), and willing to participate in this Agreement through the Liquidity Termination Date in the place of such Affected Investor; provided that the Affected Investor receives payment in full, pursuant to an Assignment Agreement, of an amount equal to such Investor's Pro Rata Share of the

     Capital and Discount owing to the Investors and all accruing but unpaid fees and other costs and expenses payable in respect of its Pro Rata Share of the Receivable Interests.

     Section 10.2. Participations. Any Investor may, in the ordinary course of its business at any time sell to one or more Persons (each a "Participant") participating interests in its Pro Rata Share of the Receivable Interests of the Investors, its obligation to pay Falcon its Acquisition Amounts or any other interest of such Investor hereunder. Notwithstanding any such sale by an Investor of a participating interest to a Participant, such Investor's rights and obligations under this Agreement shall remain unchanged, such Investor shall remain solely responsible for the performance of its obligations hereunder, and the Seller, Falcon and the Administrative Agent shall continue to deal solely and directly with such Investor in connection with such Investor's rights and obligations under this Agreement. Each Investor agrees that any agreement between such Investor and any such Participant in respect of such participating interest shall not restrict such Investor's right to agree to any amendment, supplement, waiver or modification to this Agreement, except for any amendment, supplement, waiver or modification described in clause (i) of Section 11.1(b).

                            ARTICLE XI MISCELLANEOUS

     Section 11.1. Waivers and Amendments. (a) No failure or delay on the part of the Administrative Agent or any Purchaser in exercising any power, right or remedy under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or remedy preclude any other further exercise thereof or the exercise of any other power, right or remedy. The rights and remedies herein provided shall be cumulative and nonexclusive of any rights or remedies provided by law. Any waiver of this Agreement shall be effective only in the specific instance and for the specific purpose for which given.

          (b) No  provision  of this  Agreement  may be  amended,  supplemented, modified or waived except in writing in accordance with the provisions of this Section 11.1(b). Falcon, the Seller and the Administrative Agent, at the direction of the Required Investors, may enter into written modifications or waivers of any provisions of this Agreement, provided, however, that no such modification or waiver shall:

          (i) without the consent of each affected Purchaser, (A) extend the Liquidity Termination Date or the date of any payment or deposit of Collections by the Seller or the Servicer, (B) reduce the rate or extend the time of payment of Discount (or any component thereof), (C) reduce any fee payable to the Administrative Agent for the benefit of the Purchasers,
     (D) except pursuant to Article X hereof, change the amount of the Capital of any Purchaser, an Investor's Pro Rata Share or an Investor's Commitment,
     (E) amend, modify or waive any provision of the definition of Required Investors or this Section 11.1(b), (F) consent to or permit the assignment or transfer by the Seller of any of its rights and obligations under this Agreement, (G) change the definition of "Eligible Receivable" or "Aggregate Reserve" (H) amend any hedging or currency exchange arrangement that shall have been entered into in connection with any DM Purchase hereunder, or (I) amend or modify any defined term (or any defined term used directly or indirectly in such defined term) used in clauses (A) through (H) above in a manner which would circumvent the intention of the restrictions set forth in such clauses; or

          (ii) without the written consent of the then Administrative Agent, amend, modify or waive any provision of this Agreement if the effect thereof is to affect the rights or duties of such Administrative Agent.

Notwithstanding the foregoing, (i) without the consent of the Investors, the Administrative Agent may, with the consent of the Seller, amend this Agreement solely to add additional Persons as Investors hereunder and (ii) without the consent of the Seller, the Administrative Agent, each Investor and Falcon may enter into amendments to modify any of the terms or provisions of Article II,
Article IX, Article X, Section 11.13 or any other provision of this Agreement, provided that such amendment has no negative impact upon the Seller. Any modification or waiver made in accordance with this Section 11.1 shall apply to each of the Purchasers equally and shall be binding upon the Seller, the Purchasers and the Administrative Agent.

     Section 11.2 Notices. (a) Except as provided in subsection (b) below, all communications and notices provided for hereunder shall be in writing (including bank wire, telecopy or electronic facsimile transmission or similar writing) and shall be given to the other parties hereto at their respective addresses or telecopy numbers set forth on the signature pages hereof. All such communications and notices shall, when mailed, telecopied, telegraphed, telexed or cabled, be effective when received through the mails, transmitted by telecopy, delivered to the telegraph company, confirmed by telex answerback or delivered to the cable company, respectively, except that communications and notices to the Administrative Agent or any Purchaser pursuant to Article I or II shall not be effective until received by the intended recipient.

          (b) The Seller hereby authorizes the Administrative Agent to effect purchases and Tranche Period and Discount Rate selections based on telephonic notices made by any Person whom the Administrative Agent in good faith believes to be acting on behalf of the Seller. The Seller agrees to deliver promptly to the Administrative Agent a written confirmation of each telephonic notice signed by an authorized officer of the Seller. However, the absence of such confirmation shall not affect the validity of such notice. If the written confirmation differs from the action taken by the Administrative Agent, the records of the Administrative Agent shall govern absent manifest error.

     Section 11.3. Ratable Payments. If any Purchaser, whether by setoff or otherwise, has payment made to it with respect to any portion of the Aggregate Unpaids owing to such Purchaser (other than payments received pursuant to Section 8.2 or 8.3) in a greater proportion than that received by any other Purchaser entitled to receive a ratable share of such Aggregate Unpaids, such Purchaser agrees, promptly upon demand, to purchase for cash without recourse or warranty a portion of the Aggregate Unpaids held by the other Purchasers so that after such purchase each Purchaser will hold its ratable proportion of the Aggregate Unpaids; provided that if all or any portion of such excess amount is thereafter recovered from such Purchaser, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, but without interest.

     Section 11.4. Protection of Ownership Interests of the Purchasers. (a) The Seller agrees that from time to time, at its expense, it will promptly execute and deliver all instruments and documents, and take all actions, that may be necessary or desirable, or that the Administrative Agent may request, to perfect, protect or more fully evidence the Receivable Interests, or to enable the Administrative Agent or the Purchasers to exercise and enforce their rights and remedies hereunder. At any time following the occurrence of a Servicer Default, the Administrative Agent may, or the Administrative Agent may direct the Seller to (and the Seller thereupon shall), notify the Obligors of Receivables, at any time and at the Seller's expense, of the ownership interests of the Purchasers under this Agreement and may also direct that payments of all amounts due or that become due under any or all Receivables be made directly to the Administrative Agent or its designee; provided that in the case of any Receivables denominated in Deutsche Marks, the Administrative Agent may direct the Seller to (and the Seller thereupon shall) notify the Obligors of such Receivables, at any time and at the Seller's expense, of the Seller's and the Purchasers' interest therein to the extent determined by the Administrative Agent to be necessary or desirable in accordance with Section 5.1(h). The Seller shall, at any Purchaser's request, withhold the identity of such Purchaser in any such notification.

          (b) If the Seller or the Servicer fails to perform any of its obligations hereunder, the Administrative Agent or any Purchaser may (but shall not be required to) perform, or cause performance of, such obligation; and the Administrative Agent's or such Purchaser's reasonable costs and expenses incurred in connection therewith shall be payable by the Seller (if the Servicer that fails to so perform is the Seller or an Affiliate thereof) as provided in Section 8.3, as applicable. The Seller and the Servicer each irrevocably authorizes the Administrative Agent at any time and from time to time in the sole discretion of the Administrative Agent, and appoints the Administrative Agent as its attorney-in-fact, to act on behalf of the Seller and the Servicer (i) to execute on behalf of the Seller as debtor and to file financing statements necessary or desirable in the Administrative Agent's sole discretion to perfect and to maintain the perfection and priority of the interest of the Purchasers in the Receivables and (ii) to file a carbon, photographic or other reproduction of this Agreement or any financing statement with respect to the Receivables as a financing statement in such offices as the Administrative Agent in its sole discretion deems necessary or desirable to perfect and to maintain the perfection and priority of the interests of the Purchasers in the Receivables. This appointment is coupled with an interest and is irrevocable.

     Section 11.5. Confidentiality. (a) The Seller and each Investor shall maintain and shall cause each of their respective employees and officers to maintain the confidentiality of this Agreement and the other confidential proprietary information with respect to the Administrative

Agent and Falcon and their respective businesses obtained by any of them in connection with the structuring, negotiating and execution of the transactions contemplated herein, except that the Seller, each Investor and their respective officers and employees may disclose such information to their respective external accountants and attorneys and as required by any applicable law or order of any judicial or administrative proceeding.

          (b) Anything herein to the contrary notwithstanding, the Seller hereby consents to the disclosure of any nonpublic information with respect to it
     (i) to the  Administrative  Agent,  the  Investors or Falcon by each other,
     (ii) by the Administrative Agent or the Purchasers to any prospective or actual assignee or participant of any of them or (iii) by the
     Administrative Agent to any rating agency, Commercial Paper dealer or provider of a surety, guaranty or credit or liquidity enhancement to Falcon or any entity organized for the purpose of purchasing, or making loans secured by, financial assets for which First Chicago acts as the administrative agent and to any officers, directors, employees, outside accountants and attorneys of any of the foregoing, provided each such Person is informed of the confidential nature of such information. In addition, the Purchasers and the Administrative Agent may disclose any such nonpublic information pursuant to any law, rule, regulation, direction, request or order of any judicial, administrative or regulatory authority or proceedings (whether or not having the force or effect of law).

     Section 11.6. Bankruptcy Petition. The Seller, the Administrative Agent and each Investor hereby covenants and agrees that, prior to the date which is one year and one day after the payment in full of all outstanding senior Indebtedness of Falcon, it will not institute against, or join any other Person in instituting against, Falcon any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings or other similar proceeding under the laws of the United States or any state of the United States.

     Section 11.7. Limitation of Liability. Except with respect to any claim arising out of the willful misconduct or gross negligence of Falcon, the Administrative Agent or any Investor, no claim may be made by the Seller, the Servicer or any other Person against Falcon, the Administrative Agent or any Investor or their respective Affiliates, directors, officers, employees, attorneys or agents for any special, indirect, consequential or punitive damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Agreement, or any act, omission or event occurring in connection therewith; and the Seller hereby waives, releases, and agrees not to sue upon any claim for any such damages, whether or not accrued and whether or not known or suspected to exist in its favor.

     SECTION 11.8. CHOICE OF LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS.

     SECTION 11.9. CONSENT TO JURISDICTION. THE SELLER HEREBY IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY

UNITED STATES FEDERAL OR ILLINOIS STATE COURT SITTING IN CHICAGO IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY DOCUMENT EXECUTED BY THE SELLER PURSUANT TO THIS AGREEMENT AND THE SELLER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE ADMINISTRATIVE AGENT OR ANY PURCHASER TO BRING PROCEEDINGS AGAINST THE SELLER IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE SELLER AGAINST THE ADMINISTRATIVE AGENT OR ANY PURCHASER OR ANY AFFILIATE OF THE ADMINISTRATIVE AGENT OR A PURCHASER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS AGREEMENT OR ANY DOCUMENT EXECUTED BY THE SELLER PURSUANT TO THIS AGREEMENT SHALL BE BROUGHT ONLY IN A COURT IN CHICAGO, ILLINOIS.

     SECTION 11.10. WAIVER OF JURY TRIAL. THE ADMINISTRATIVE AGENT, THE SELLER AND EACH PURCHASER HEREBY WAIVES TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS AGREEMENT, ANY DOCUMENT EXECUTED BY THE SELLER PURSUANT TO THIS AGREEMENT OR THE RELATIONSHIP ESTABLISHED HEREUNDER OR THEREUNDER.

     Section 11.11. Integration; Survival of Terms.

  (a) This Agreement, the Collection Account Agreements and the Fee Letter contain the final and complete integration of all prior expressions by the parties hereto with respect to the subject matter hereof and shall constitute the entire agreement among the parties hereto with respect to the subject matter hereof superseding all prior oral or written understandings.

  (b) The provisions of Article VIII and Section 11.6 shall survive any termination of this Agreement.

     Section 11.12. Counterparts; Severability. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same
Agreement. Any provisions of this Agreement which are prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     Section 11.13. First Chicago Roles. Each of the Investors acknowledges that First Chicago acts, or may in the future act, (i) as administrative agent for Falcon, (ii) as issuing and paying agent for the Commercial Paper, (iii) to provide credit or liquidity enhancement for the timely payment for the Commercial Paper and (iv) to provide other services from time to time for Falcon (collectively, the "First Chicago Roles"). Without limiting the generality of this Section 11.13, each Investor hereby acknowledges and consents to any and all First Chicago Roles and agrees that in connection with any First Chicago Role, First Chicago may take, or refrain from taking, any action which it, in its discretion, deems appropriate, including, without limitation, in its role as administrative agent for Falcon, the giving of notice to the Administrative Agent of a mandatory purchase pursuant to Section 2.1.

     Section 11.14. Characterization. (a) It is the intention of the parties hereto that each purchase hereunder shall constitute an absolute and irrevocable sale, which purchase shall provide the applicable Purchaser with the full benefits of ownership of the applicable Receivable Interest. Except as specifically provided in this Agreement, each sale of a Receivable Interest hereunder is made without recourse to the Seller; provided, however, that (i) the Seller shall be liable to each Purchaser and the Administrative Agent for all representations, warranties and covenants made by the Seller pursuant to the terms of this Agreement, and (ii) such sale does not constitute and is not intended to result in an assumption by any Purchaser or the Administrative Agent or any assignee thereof of any obligation of the Seller or either Originator or any other person arising in connection with the Receivables, the Related Security, or the related Contracts, or any other obligations of the Seller or either Originator.

          (b) If the conveyance by the Seller to the Purchasers of interests in Receivables hereunder shall be characterized as a secured loan and not a sale, it is the intention of the parties hereto that this Agreement shall constitute a security agreement under applicable law, and that the Seller shall be deemed to have granted to the Administrative Agent for the ratable benefit of the Purchasers a duly perfected security interest in all of the Seller's right, title and interest in, to and under the Receivables, the Collections, each Collection Account, all Related Security, all payments on or with respect to such Receivables, all Hohe Discount, all other rights relating to and payments made in respect of the Receivables, and all proceeds of any thereof prior to all other liens on and security interests therein. After a Servicer Default, the Administrative Agent and the Purchasers shall have, in addition to the rights and remedies which they may have under this Agreement, all other rights and remedies provided to a secured creditor after default under the UCC and other applicable law, which rights and remedies shall be cumulative.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their duly authorized officers as of the date hereof.


                   DONNELLY RECEIVABLES CORPORATION


                   By:/s/ William R. Jellison
                      William R. Jellison President
                      414 E. 40th Street Holland, Michigan 49423



                   FALCON ASSET SECURITIZATION CORPORATION


                   By:/s/ Signature
                      -------------------------------------Authorized Signatory
                      c/o The First National Bank
                      of Chicago, as Administrative Agent Suite 0596, 1-21
                      One First National Plaza
                      Chicago, Illinois 60670
                      Fax: (312) 732-4487



                   THE FIRST NATIONAL BANK OF CHICAGO, as Administrative Agent


                   By:/s/ Signature

                   Title: Authorized Agent
                          The First National Bank of Chicago
                          Suite 0596, 1-21
                          One First National Plaza
                          Chicago, Illinois 60670
                          Fax: (312) 732-4487

  COMMITMENTS               INVESTORS
  -----------               ---------

  $25,000,000               THE FIRST NATIONAL BANK OF CHICAGO


                        By: /s/ Signature
                            ------------------------------

                        Title: Authorized Agent
                      ---------------------------

                            The First National Bank of Chicago Suite 0596, 1-21 One First National Plaza
                            Chicago, Illinois  60670
                            Fax:  (312) 732-4487


  $25,000,000               DRESDNER BANK AG NEW YORK AND GRAND CAYMAN BRANCHES


                        By: /s/ Signature
                            -----------------------

                        Title: Vice President
                        ---------------------------

                        By: /s/ Signature
                            -----------------------

                        Title: Executive Vice President
                        ---------------------------

                              190 S. LaSalle Street Suite 2700
                              Chicago, Illinois 60603 Fax: (312) 444-1305




  =============
  $50,000,000                      PURCHASE LIMIT

                             EXHIBITS AND SCHEDULES

  EXHIBIT I        DEFINITIONS

  EXHIBIT II       PRINCIPAL PLACE OF BUSINESS OF THE SELLER; LOCATION(S)
                   OF RECORDS; FEDERAL EMPLOYER IDENTIFICATION NUMBERS; NAMES

  EXHIBIT III      LOCK-BOXES; CONCENTRATION ACCOUNTS; DEPOSITARY ACCOUNTS

  EXHIBIT IV       FORM OF COMPLIANCE CERTIFICATE

  EXHIBIT V        FORM OF COLLECTION ACCOUNT AGREEMENT

  EXHIBIT VI       CREDIT AND COLLECTION POLICY

  EXHIBIT VII      FORM OF CONTRACT(S)

  EXHIBIT VIII     FORM OF SETTLEMENT REPORT

  EXHIBIT IX       FORM OF PURCHASE NOTICE

  EXHIBIT X        FORM OF LEGEND

  EXHIBIT XI       ELIGIBLE DM OBLIGORS

  EXHIBIT XII      FORM OF OBLIGOR NOTIFICATION


  SCHEDULE A       LIST OF DOCUMENTS TO BE DELIVERED TO THE ADMINISTRATIVE AGENT
                   PRIOR TO THE INITIAL PURCHASE

                                    EXHIBIT I

                                   DEFINITIONS

     As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

     "Acquisition Amount" means, on the date of any purchase from Falcon of Receivable Interests pursuant to Section 2.1, (i) with respect to each Investor other than First Chicago, the lesser of (a) such Investor's Pro Rata Share of the Falcon Transfer Price and (b) such Investor's unused Commitment and (ii) with respect to First Chicago, the difference between (a) the Falcon Transfer Price and (b) the aggregate amount payable by all other Investors on such date pursuant to clause (i) above.

     "Adjusted Liquidity Price" means, in determining the Falcon Transfer Price for any Receivable Interest, an amount equal to

                            [      NDR      ]
           (i) DC + (ii) RI [-------------- ]
                            [1 + (.50 X .25)]

where:

RI = the undivided percentage interest evidenced by such Receivable Interest.

DC = the Deemed Collections.

NDR = the Outstanding Balance of all non-Defaulted Receivables.

Each of the foregoing shall be determined from the most recent Settlement Report received from the Servicer. For this purpose, "Deemed Collections" shall be an amount equal to the sum of the aggregate amount of all Dollar-denominated Deemed Collections and the aggregate Dollar Equivalent of all Deutsche Mark-denominated Deemed Collections.

     "Administrative Agent" means First Chicago in its capacity as administrative agent for the Purchasers pursuant to Article IX, and not in its individual capacity as an Investor, and any successor Administrative Agent appointed pursuant to Article IX.

     "Adverse Claim" means a lien, security interest, charge or encumbrance, or other right or claim in, of or on any Person's assets or properties in favor of any other Person.

     "Affiliate" means any Person directly or indirectly controlling, controlled by, or under direct or indirect common control with, another Person or any Subsidiary of such other Person. A Person shall be deemed to control another Person if the controlling Person owns 10% or more of any class of voting securities of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock, by contract or otherwise.

     "Aggregate Capital" means, at any time, the sum at such time of (i) the Dollar amount of all Capital associated with Receivable Interests that shall have arisen by reason of Dollar Purchases and (ii) the Dollar Equivalent amount of all Capital associated with Receivable Interests that shall have arisen by reason of DM Purchases.

     "Aggregate Reserve" means, [____________].

     "Aggregate Unpaids" means, at any time, an amount equal to the sum of all accrued and unpaid Discount, Capital and all other amounts owed (whether due or accrued) hereunder or under the Fee Letter to the Administrative Agent and the Purchasers at such time.

     "Agreement" means this Receivables Purchase Agreement, as it may be amended or modified and in effect from time to time.

     "Average Collection Period" means at any time that period of days equal to the average maturity of the Receivables calculated by the Servicer in the then most recent Settlement Report; provided that if the Administrative Agent shall disagree with any such calculation, the Administrative Agent may recalculate the Average Collection Period.

     "Bankruptcy Code" means Title 11 of the United States Code, as it may be amended from time to time.

     "Base Rate" means, (i) prior to the occurrence of a Servicer Default, a Dollar rate per annum equal to the corporate base rate, prime rate or base rate of interest, as applicable, announced by the Reference Bank from time to time, changing when and as such rate changes, and (ii) at all times after the occurrence of a Servicer Default, such rate plus [__]% per annum.

     "Business Day" means any day on which banks are not authorized or required to close in New York, New York or Chicago, Illinois and The Depository Trust Company of New York is open for business, and (i) if the applicable Business Day relates to any computation or payment to be made with respect to the LIBO Rate, any day on which dealings in Dollar deposits are carried on in the London interbank market and (ii) if the applicable Business Day relates to any payment or deposit to be made in Deutsche Marks, any DM Purchase or a Receivable Interest arising therefrom, the delivery of any Settlement Report under Section 6.5, or any conversion of Dollars into Deutsche Marks or Deutsche Marks into Dollars, any day on which dealings in Dollars and Deutsche Marks are carried on in the London interbank market and on which banks are not authorized or required to close in London, England, Frankfurt, Germany or Munich, Germany.

     "Capital" of any Receivable Interest means, at any time, (a)(i) in the case of any Receivable Interest arising from a Dollar Purchase, the Purchase Price in Dollars of such Receivable Interest, and (ii) in the case of any Receivable Interest arising from a DM Purchase, the Purchase Price in Deutsche Marks of such Receivable Interest, minus (b) the sum of the aggregate amount of Collections and other payments received by the Administrative Agent which in each case are applied to reduce such Capital; provided that such Capital shall be restored in the amount of any Collections or payments so received and applied if at any time the distribution of such Collections or payments are rescinded or must otherwise be returned for any reason.

     "Capital Limit" means, at any time, the amount of Aggregate Capital at such time that would cause the following calculation to equal 1.00:

                                C -------NRB - AR

where:

C = the Aggregate Capital of in respect of all Receivable Interests at such time.

NRB = the Net Receivables Balance.

AR = the Aggregate Reserve.

     "Change of Control" means (i) the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of voting stock of Donnelly; (ii) Donnelly shall cease to own, free and clear of all Adverse Claims, at least 66 2/3% of the outstanding shares of voting stock (or comparable equity interest) of Hohe on a fully diluted basis; or (iii) Donnelly shall cease to own, free and clear of all Adverse Claims, all of the outstanding shares of voting stock of the Seller on a fully diluted basis.

     "Charged-Off Receivable" means a Receivable: (i) as to which the Obligor thereof has taken any action, or suffered any event to occur, of the type described in paragraph (c) of Article VII (as if references to the Seller therein refer to such Obligor); (ii) as to which the Obligor thereof, if a natural person, is deceased, (iii) which, consistent with the Credit and Collection Policy, would be written off the Seller's books as uncollectible,
(iv) which has been
identified by the Seller as uncollectible or (v) as to which any payment, or part thereof, remains unpaid for 365 days or more from the original due date for such payment.

     "Collection Account" means each concentration account, depositary account, lock-box account or similar account in which any Collections are collected or deposited.

     "Collection Account Agreement" means, in relation to any actual or proposed Collection Account, an agreement in substantially the form of Exhibit V hereto.

     "Collection Bank" means, at any time, any of the banks or other financial institutions holding one or more Collection Accounts.

     "Collection Notice" means a notice, in substantially the form of Collection Notice contained in Exhibit V hereto, from the Administrative Agent to a Collection Bank.

     "Collections" means, with respect to any Receivable or any Hohe Discount, all cash collections and other cash proceeds in respect of such Receivable or such Hohe Discount, including, without limitation, all cash proceeds of Related Security with respect thereto, and all amounts payable to the Purchasers by the Seller pursuant to Section 1.8.

     "Commercial Paper" means promissory notes of Falcon issued by Falcon in the commercial paper market.

     "Commitment" means, for each Investor, the commitment of such Investor to purchase its Pro Rata Share of Receivable Interests from (i) the Seller and (ii) Falcon, such Pro Rata Share not to exceed, in the aggregate, the Dollar amount set forth opposite such Investor's name on the signature pages of this Agreement, as such amount may be modified in accordance with the terms hereof.

     "Concentration Limit" means, at any time, for any Obligor, an amount equal to [___]% of the Outstanding Balance of all Eligible Receivables at such time, or such other amount (a "Special Concentration Limit") for such Obligor designated by the Administrative Agent with the consent of the Required Investors; provided that, in the case of an Obligor and any Affiliate of such Obligor, the Concentration Limit shall be calculated as if such Obligor and such Affiliate are one Obligor; and provided, further, that Falcon or the Required
Investors may, upon not less than three Business Days' notice to the Seller, cancel any Special Concentration Limit. As of the date of this Agreement, and subject to the foregoing, each of the following Obligors (together in each case with its respective Affiliates) shall have a Special Concentration Limit at all times equal to the lesser of (i) an amount equal to [__]% of the Outstanding Balance of all Eligible Receivables at such time and (ii) the respective amount set forth below:

                                     [TABLE]

     "Contingent Obligation" of a Person means any agreement, undertaking or arrangement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes or is contingently liable upon, the obligation or liability of any other Person, or agrees to maintain the net worth or working capital or other financial condition of any other Person, or otherwise assures any creditor of such other Person against loss, including, without limitation, any comfort letter, operating agreement, take-or-pay contract or application for a letter of credit.

     "Contract" means, with respect to any Receivable, any and all instruments, agreements, leases, invoices, shipping releases, general terms or conditions or other writings pursuant to which such Receivable arises or which evidences such Receivable.

     "Coverage Exchange Rate" means, with respect to an amount of Deutsche Marks during any Fixed Exchange Period, the forward rate of exchange quoted by the Administrative Agent for the amount in question in the London interbank foreign exchange market at or about 11:00 a.m. London time two Business Days prior to the first day of such Fixed Exchange Period for the purchase of Deutsche Marks with Dollars on the last day of such Fixed Exchange Period.

     "CP Rate" means, the rate, requested by the Seller and agreed to by Falcon, equivalent to the rate (or if more than one rate, the weighted average of the rates) at which Commercial Paper having a term equal to the relevant Tranche Period may be sold by any placement agent or commercial paper dealer reasonably selected by Falcon, as agreed between each such dealer or agent and Falcon plus any and all applicable issuing and paying agent fees and commissions of placement agents and commercial paper dealers in respect of such Commercial Paper; provided, however, that if the rate (or rates) as agreed between any such agent or dealer and Falcon is a discount rate (or rates), the "CP Rate" for such Tranche Period shall be the rate (or if more than one rate, the weighted average of the rates) resulting from Falcon's converting such discount rate (or rates) to an interest-bearing equivalent rate per annum.

     "Credit and Collection Policy" means the Seller's credit and collection policies and practices relating to Contracts and Receivables existing on the date hereof, which policies and practices (i) in the case of Dollar-denominated Receivables, are summarized in Exhibit VI hereto and (ii) in the case of Deutsche Mark-denominated Receivables, shall be summarized in the written credit and collection policy delivered to the Administrative Agent by the Seller in accordance with Section 5.1(n), in each case as such policies and practices may be modified from time to time in accordance with this Agreement.

     "Currency Allocation Percentage" means, at any time, with respect to any Receivable Interest, a ratio (expressed as a percentage) equal to (i) the Capital of such Receivable Interest, divided by (ii) the aggregate Capital of all Receivable Interests (including such Receivable Interest) denominated in the same currency as such Receivable Interest.

     "Deemed Collections" means the aggregate of all amounts owing to Falcon pursuant to Sections 1.8 and 8.1.

     "Default Fee" means with respect to any amount due and payable by the Seller hereunder or under the Fee Letter, an amount equal to interest on any such amount at a rate per annum equal to 2% above the Base Rate, together with any loss, cost or expense incurred by the Administrative Agent or any Purchaser in connection with the extension or delay of settlement on any foreign exchange contract related to such due and payable amount, provided, however, that such interest rate will not at any time exceed the maximum rate permitted by applicable law.

     "Defaulted Receivable" means a Receivable as to which any payment, or part thereof, remains unpaid for 90 days or more from the original due date for such payment.

     "Delinquency  Ratio"  means,  at any time,  a  percentage  equal to (i) the aggregate Outstanding Balance of all Receivables that were Delinquent Receivables at such time divided by (ii) the aggregate Outstanding Balance of all Receivables (other than Receivables owed by an Affiliate of the applicable Originator) at such time.

     "Delinquent Receivable" means a Receivable (other than a Receivable owed by an Affiliate of the applicable Originator) as to which any payment, or part thereof, remains unpaid for 60 days or more from the original due date for such payment.

     "Designated Obligor" means an Obligor indicated by the Administrative Agent to the Seller in writing.

     "Designated Servicer" means, at any time, each of the following: (i) the Servicer, if other than the Administrative Agent or a Purchaser at such time, and (ii) each Originator, if any responsibility of the Servicer hereunder shall have been delegated to such Originator.

     "Deutsche Marks" means the lawful currency of Germany.

     "Dilution Ratio" means, as of the last day of any calendar month, a percentage equal to (i) the aggregate amount (in Dollars or Dollar Equivalents) of Dilutions which shall have occurred during such month, divided by (ii) the aggregate amount of new Receivables (in Dollars or Dollar Equivalents) arising during such month.

     "Dilution  Factor" means, at any time, a percentage equal to the product of
(a) two, multiplied by (b) the highest average of the Dilution Ratios for any three month period during the immediately preceding twelve months.

     "Dilutions" means, at any time, the aggregate amount of reductions in the Outstanding Balances of the Receivables as a result of any setoff, discount, return, pricing or warranty adjustment or otherwise, other than cash Collections on account of such Receivables.

     "Discount" means, for each Receivable Interest for any Tranche Period:

                                 AD DR x C x --
                                 yr


   where:

DR = the Discount Rate for such Receivable Interest for such Tranche Period;

C = the Capital of such Receivable Interest during such Tranche Period;

AD = the actual number of days elapsed during such Tranche Period;

yr = (i) in the case of any Receivable Interest arising from a Dollar Purchase, 360, and (ii) in the case of any Receivable Interest arising from a DM Purchase, such number of days as shall apply to the applicable Discount Rate as derived from the hedging or exchange arrangements that the applicable Purchaser shall have entered into to fund and maintain such Receivable Interest during such Tranche Period;

provided, that no provision of this Agreement shall require the payment or permit the collection of Discount in excess of the maximum permitted by applicable law; and provided, further, that Discount for any Tranche Period shall not be considered paid by any distribution to the extent that at any time all or a portion of such distribution is rescinded or must otherwise be returned for any reason.

     "Discount Rate" means for any Tranche Period, (i) in the case of any Receivable Interest that shall have arisen from a Dollar Purchase, the LIBO Rate, the CP Rate or the Base Rate, as applicable, and (ii) in the case of any Receivable Interest that shall have arisen by reason of any DM Purchase, such rate per annum as shall have been notified to the Seller by the Administrative Agent on or prior to the first day of such Tranche Period in accordance with
Section 1.3(c); provided in each case that from and after the occurrence of a Servicer Default, the Discount Rate in respect of each Receivable Interest and Tranche Period shall be the Base Rate.

     "Discount Factor" means [__]%.

     "DM Purchase" means a Purchase in respect of which the Purchase Price is payable in Deutsche Marks.

     "Dollars" and the sign "$" each means lawful money of the United States.

     "Dollar Equivalent" means, at any time in relation to an amount denominated in Deutsche Marks, the amount of Dollars required to purchase such amount denominated in Deutsche Marks at the Applicable Exchange Rate. "Applicable Exchange Rate" means, at any time, (i) for purposes of calculating the "Dilution Ratio", the "Loss-to-Liquidation Ratio", the "Aggregate Capital", or the "Outstanding Balance" of any Receivable, the Spot Exchange Rate in effect at such time and (ii) for all other purposes, the Coverage Exchange Rate in effect at such time.

     "Dollar Purchase" means a Purchase in respect of which the Purchase Price is payable in Dollars.

     "Donnelly" means Donnelly Corporation, a Michigan corporation.

     "Donnelly Transfer Agreement" means that certain Receivables Purchase Agreement of even date herewith between the Seller, as purchaser, and Donnelly, as seller, as the same may be amended, restated, supplemented or otherwise modified from time to time.

     "Early Collection Fee" means, for any Receivable Interest which has its Capital reduced, or its Tranche Period terminated prior to the date on which it was originally scheduled to end, the sum of (a) the excess, if any, of (i) the Discount that would have accrued during the remainder of the Tranche Period subsequent to the date of such reduction or termination on the Capital of such Receivable Interest if such reduction or termination had not occurred, over (ii) the sum of (A) to the extent all or a portion of such Capital is allocated to another Receivable Interest, the Discount actually accrued during such period on such Capital for the new Receivable Interest, and (B) to the extent such Capital is not allocated to another Receivable Interest, the income, if any, actually received during such period by the holder of such Receivable Interest from investing the portion of such Capital not so allocated and (b) if applicable, the cost associated with the early reduction or termination of any foreign currency of exchange transaction that shall have been entered into by the Administrative Agent or any Purchaser in connection with the funding or maintenance of such Receivable Interest.

     "Eligible DM Obligor" means each of the Persons listed on Exhibit XI hereto, and any other Person as the Seller may from time to time request and as the Administrative Agent, in its sole discretion, may agree in writing.

     "Eligible Receivable" means, at any time, a Receivable:

          (i) the Obligor of which (a) is a corporation or other business organization, organized under the laws of the United States or Germany or any political subdivision thereof and has its chief executive office in the United States or Germany; provided that (A) in the case of any Dollardenominated Receivables, such Obligor may be organized under the laws of, and have its chief executive office in, Canada, and (B) in the case of any Deutsche Mark-denominated Receivables, such Obligor may be organized under the laws of, and have its chief executive office in, Belgium, Spain, Sweden or any other country as may be approved in writing by the Administrative Agent with the consent of the Required Investors, such approval and consent to be given by the Administrative Agent and the Required Investors, respectively, in their sole discretion; (b) is not an Affiliate of any of the parties hereto; (c) is not a Designated Obligor; and (d) is not a government or a governmental subdivision or agency,

          (ii)  the  Obligor  of  which is not the  Obligor  of any  Charged-Off
     Receivable and, if such Obligor is the Obligor of any Defaulted Receivables, the aggregate Outstanding Balance of such Defaulted Receivables does not exceed an amount equal to 30% of the Outstanding Balance of all Receivables of such Obligor at such time,

          (iii) which is not a Defaulted Receivable, a Charged-Off Receivable or Delinquent Receivable,

          (iv) which by its terms is due and payable within 60 days of the original billing date therefor and has not had its payment terms extended,

          (v) which is an account receivable representing all or part of the sales price of merchandise, insurance and services within the meaning of
     Section 3(c)(5) of the Investment Company Act of 1940, as amended,

          (vi) a purchase of which with the proceeds of notes would constitute a "current transaction" within the meaning of Section 3(a)(3) of the Securities Act of 1933, as amended,

          (vii) which is an "account" within the meaning of Section 9-106 of the UCC of all applicable jurisdictions,

          (viii) which is denominated and payable only in Dollars in the United States or Deutsche Marks in Germany,

          (ix) which arises under a Contract in substantially the form of one of the form contracts or, in the case of a Deutsche Mark-denominated Receivable, Standard Terms set forth on Exhibit VII hereto or otherwise approved by the Administrative Agent in writing, which, together with such Receivable, is in full force and effect and constitutes the legal, valid and binding obligation of the related Obligor enforceable by the Seller and its assignees against such Obligor in accordance with its terms and, in the case of a Deutsche Mark-denominated Receivable, has not been amended, supplemented or superseded in any material respect, or in any respect whatsoever which could affect the collectibility, transferability or ownership of such Receivable by any other agreements or communications between such Obligor and the Seller other than the relevant Obligor Notification,

          (x) which arises under a Contract which (A) does not require the Obligor under such Contract to consent to the transfer, sale or assignment of the rights and duties of the applicable Originator or any of its assignees under such Contract or, if any such consent is required, the Obligor shall have duly executed and delivered either (x) a consent to such transfer, sale or assignment or (y) a valid waiver of such requirement, and (B) does not contain a confidentiality provision that would have the effect of restricting the ability of the Administrative Agent or any Purchaser to exercise its rights under this Agreement, including, without limitation, its right to review the Contract,

          (xi) which arises under a Contract that contains an obligation to pay a specified sum of money, contingent only upon the sale of goods or the provision of services by an Originator,

          (xii) which is not subject to any right of rescission, set-off, counterclaim, any other defense (including defenses arising out of violations of usury laws) of the applicable Obligor or the applicable Originator or any other Adverse Claim, and the Obligor thereon holds no right as against such Originator to cause such Originator to repurchase the goods or merchandise the sale of which shall have given rise to such Receivable,

          (xiii) as to which the applicable Originator of such Receivable has satisfied and fully performed all obligations on its part with respect to such Receivable required to be fulfilled by it, and no further action is required to be performed by any Person with respect thereto other than payment thereon by the applicable Obligor,

          (xiv) all right, title and interest to and in which has been validly transferred by the applicable Originator directly or indirectly to the Seller under and in accordance with the applicable Transfer Agreement, and the Seller has good and marketable title thereto free and clear of any Adverse Claim, including but not limited to, any Adverse Claim arising pursuant to a retention of title arrangement (verlangerter Eigentumsvorbehalt) or global security assignment (kreditsicherende Globalzession),

          (xv) which, together with the Contract related thereto, was created in compliance with each, and does not contravene any, law, rule or regulation applicable thereto (including, without limitation, any law, rule and regulation relating to truth in lending, fair credit billing, fair credit reporting, equal credit opportunity, fair debt collection practices and privacy) and with respect to which no part of the Contract related thereto is in violation of any such law, rule or regulation,

          (xvi) which satisfies all applicable requirements of the Credit and Collection Policy,

          (xvii) which was generated in the ordinary course of the applicable Originator's business in connection with the purchase of goods or services by the applicable Obligor from such Originator,

          (xviii) which arises solely from the sale or the provision of services to the related Obligor by the Originator that shall have transferred such Receivable directly or indirectly to the Seller, and not by any other Person (in whole or in part),

          (xix) in the case of any Receivable other than a Dollar-denominated Receivable,

          (a) such Receivable shall have arisen pursuant to a commercial transaction (Handelsgeschaft) between Hohe and the relevant Obligor and is not included in any current account arrangement (Kontokorrentabrede) between Donnelly and the related Obligor,

          (b) such Obligor is an Eligible DM Obligor,

          (c) the shipping release in respect of which, if the related Obligor is organized under, or has its chief executive office in, any country other than Germany contains the legend set forth in Exhibit X hereto in the relevant language of the jurisdiction where such Obligor is resident (or, if different, into the language (or languages) in which such Obligor conducts its business with Hohe), an d

          (d) in respect of which either (1) Hohe has delivered an Obligor Notification to the related Obligor and such Obligor Notification has been duly signed by Hohe, the Seller and a duly authorized signatory on behalf of such Obligor, and has been returned to Hohe not later than December 20, 1996, or (2) the related Obligor has confirmed in writing that it will pay all amounts in respect of such Receivable directly into the German Collection Account, and (in either case) the relevant Obligor in respect of which is in compliance with any obligation to make payments into the German Collection Account with respect to other Eligible Receivables of such Obligor, and

          (xx) as to which the Administrative Agent has not notified the Seller that the Administrative Agent has determined that such Receivable or class of Receivables is not acceptable as an Eligible Receivable, including, without limitation, because such Receivable arises under a Contract that is not acceptable to the Administrative Agent.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

     "Facility Account" means the Seller's Account No. 549-0286 at First Chicago or, in the case of any DM Purchase, such other account as the Administrative Agent may from time to time advise the Seller.

     "Facility Termination Date" means the earliest of (i) the Liquidity Termination Date, (ii) the date the Seller shall exercise its right to repurchase the outstanding Receivable Interests pursuant to Section 1.11, (iii) any date selected by the Seller on not less than 30 days' prior written notice to the Administrative Agent, (iv) the date of the occurrence of any Servicer Default involving the Seller and of the type described in paragraph (c) of
Article VII, and (v) any date following the occurrence, and during the continuance, of any Servicer Default which the Required Investors declare to be the Facility Termination Date.

     "Falcon Residual" means the sum of the Falcon Transfer Price Reductions.

     "Falcon Transfer Price" means, with respect to the assignment by Falcon of one or more Receivable Interests to the Administrative Agent for the benefit of the Investors pursuant to Section 2.1, the sum of (i) the lesser of (a) the aggregate Dollar and Dollar Equivalent amount of the Capital of each Receivable Interest and (b) the Adjusted Liquidity Price of each Receivable Interest and
(ii) the aggregate Dollar and Dollar Equivalent amount of all accrued and unpaid Discount for such Receivable Interests.

     "Falcon Transfer Price Reduction" means in connection with the assignment of a Receivable Interest by Falcon to the Administrative Agent for the benefit of the Investors, the positive difference between (i) the Capital of such Receivable Interest and (ii) the Adjusted Liquidity Price for such Receivable Interest.

     "Federal Funds Effective Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period equal to (a) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day, for the preceding Business Day) by the Federal Reserve Bank of New York in the Composite Closing Quotations for U.S. Governments Securities; or (b) if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10:30 a.m. (Chicago time) for such day on such transactions received by the Reference Bank from three federal funds brokers of recognized standing selected by it.

     "Fee Letter" means that certain letter agreement dated as of the date hereof between the Seller and the Administrative Agent, as it may be amended or modified and in effect from time to time.

     "Finance Charges" means, with respect to a Contract, any finance, interest, late payment charges or similar charges owing by an Obligor pursuant to such Contract.

     "First Chicago" means The First National Bank of Chicago in its individual capacity and its successors.

     "Fixed Exchange Period" means a period commencing on the date in any calendar month on which a DM Purchase may be made and ending on the date in the next following calendar month on which a DM Purchase may be made, in each case such date being determined in accordance with the terms of Section 1.2 (and whether or not a purchase is in fact being made on such date or the Facility Termination Date has occurred on or prior to such date); provided that (i) if at any time a Fixed Exchange Period would otherwise be of a duration that is less than 30 days, the Administrative Agent may direct that such Fixed Exchange Period have a longer duration not to exceed 60 days, as the Administrative Agent may elect, and (ii) the Administrative Agent may at any time, on written notice given to the Seller, direct that the Fixed Exchange Periods in effect be of a duration shorter than one calendar month (and may be as short as a period of one day). Fixed Exchange Periods shall occur sequentially, with each Fixed Exchange Period commencing on the expiration of the immediately preceding Fixed Exchange Period and ending on the commencement of the immediately next following Fixed Exchange Period.

     "Funding Agreement" means this Agreement and any agreement or instrument executed by any Funding Source with or for the benefit of Falcon.

     "Funding Source" means (i) any Investor or (ii) any insurance company, bank or other financial institution providing liquidity, credit enhancement or backup purchase support or facilities to, or currency hedging or exchange arrangement for the benefit of, Falcon.

     "German Collection Account" has the meaning assigned to that term in the Hohe Transfer Agreement.

     "Germany" means the Federal Republic of Germany.

     "Hedge Factor" means, at any time, [__________].

     "Hohe" means Donnelly Hohe GmbH & Co. KG, a company organized under the laws of Germany.

     "Hohe Discount" means all "Discount" now or at any time hereafter payable by Hohe under the Hohe Transfer Agreement, together with any "Default Fee" payable by Hohe in respect thereof.

     "Hohe Transfer Agreement" means that certain Receivables Purchase Agreement of even date herewith between Donnelly, as purchaser, and Hohe, as Seller, as the same may be amended, restated, supplemented or otherwise modified from time to time.

     "Incremental Purchase" means a purchase of one or more Receivable Interests which increases the total outstanding Capital hereunder.

     "Indebtedness" of a Person means such Person's (i) obligations for borrowed money, (ii) obligations representing the deferred purchase price of property or services (other than accounts payable arising in the ordinary course of such Person's business payable on terms customary in the trade), (iii) obligations, whether or not assumed, secured by liens or payable out of the proceeds or production from property now or hereafter owned or acquired by such Person, (iv) obligations which are evidenced by notes, acceptances, or other instruments, (v) capitalized lease obligations, (vi) net liabilities under interest rate swap, exchange or cap agreements, (vii) Contingent Obligations and (viii) liabilities in respect of unfunded vested benefits under plans covered by Title IV of ERISA.

     "Intended Characterization" means, for income tax purposes, the characterization of the acquisition by the Purchasers of Receivable Interests as a loan or loans by the Purchasers to the Seller secured by the Receivables, the Related Security, the Hohe Discount and the Collections.

     "Investor Fee" means, for each Investor, a fee agreed to in writing by the Administrative Agent or Falcon and such Investor.

     "Investors" means the financial institutions listed on the signature pages of this Agreement under the heading "Investors" and their respective successors and assigns.

     "LIBO Rate" means the rate per annum equal to the sum of (i) (a) the rate at which deposits in U.S. Dollars are offered by the Reference Bank to firstclass banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of the relevant Tranche Period, such deposits being in the approximate amount of the Capital of the Receivable Interest to be funded or maintained, divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Tranche Period plus (ii) [_____]% per annum. The LIBO Rate shall be rounded, if necessary, to the next higher 1/16 of 1%.

     "Liquidation Day" means, for any Receivable Interest, the earliest to occur of (i) any Business Day so designated by the Administrative Agent or the Required Investors on or at any time following any day on which the conditions precedent set forth in Section 4.2 are not satisfied, (ii) any Business Day so designated by the Seller or Falcon after the occurrence of the Termination Date,
(iii) the Business Day immediately prior to the occurrence of a Servicer Default set forth in paragraph (c) of Article VII and (iv) in the case of any Receivable Interest that shall have arisen by reason of a DM Purchase, declaration of the Liquidation Day therefor by the Administrative Agent in accordance with Section 1.3(e).

     "Liquidity Termination Date" means November 13, 1997, or such later date as shall then be in effect in accordance with Section 1.12.

     "Loss-to-Liquidation Ratio" means, as at the last day of any calendar month, a percentage equal to (i) the amount (in Dollars and Dollar Equivalents) of Charged-Off Receivables which became Charged-Off Receivables during the three calendar months then most recently ended, divided by (ii) the aggregate amount (in Dollars and Dollar Equivalents) of Collections in respect of Receivables during such three month period.

     "Material Adverse Effect" means a material adverse effect on (i) the financial condition, business or operations of the Seller or either Originator,
(ii) the ability of the Seller or either Originator to perform its obligations under any Transaction Document, (iii) the legality, validity or enforceability of this Agreement, any Transaction Document or any Collection Account Agreement or Collection Notice relating to a Collection Account into which a material portion of Collections are deposited, (iv) the Seller's or any Purchaser's interest in the Receivables generally or in any significant portion of the Receivables, the Related Security, the Hohe Discount or the Collections with respect thereto, or (v) the collectibility of the Receivables generally or of any material portion of the Receivables.

     "Net Receivables Balance" means, at any time, the Outstanding Balance of Eligible Receivables at such time reduced by the aggregate amount by which the Outstanding Balance of all Eligible Receivables of each Obligor and its Affiliates exceeds the Concentration Limit for such Obligor.

     "Obligor" means a Person obligated to make payments pursuant to a Contract.

     "Obligor Notification" means a notification in the form of Exhibit XII attached hereto.

     "Originator" means either of Donnelly or Hohe.

     "Outstanding Balance" of any Receivable at any time means (i) in the case of any Receivable denominated in Dollars, the then outstanding principal balance thereof and (b) in the case of any Receivable denominated in Deutsche Marks, the Dollar Equivalent of the then outstanding principal balance thereof.

     "Person" means an individual, partnership, corporation (including a business trust), joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof.

     "Potential Servicer Default" means an event which, with the passage of time or the giving of notice, or both, would constitute a Servicer Default.

     "Pro Rata Share" means, for each Investor, the Commitment of such Investor divided by the Purchase Limit, adjusted as necessary to give affect to the application of the terms of Section 2.5.

     "Purchase Date" has the meaning specified in Section 1.2.

     "Purchase Limit" means the aggregate of the Commitments of the Investors hereunder.

     "Purchase Price" means, with respect to any Incremental Purchase of a Receivable Interest, the amount paid to the Seller for such Receivable Interest.

     "Purchaser" means Falcon or an Investor, as applicable.

     "Receivable" means the indebtedness and other obligations owed (at the time it arises) to an Originator and owned, transferred to or otherwise held by the Seller, whether constituting an account, chattel paper, instrument or general intangible, arising in connection with the sale of goods or the rendering of services by such Originator, and includes, without limitation, the obligation to pay any Finance Charges with respect thereto. Indebtedness and other rights and obligations arising from any one transaction, including, without limitation, indebtedness and other rights and obligations represented by an individual invoice, shall constitute a Receivable separate from a Receivable consisting of the indebtedness and other rights and obligations arising from any other transaction.

     "Receivable Interest" means, at any time, an undivided percentage ownership interest associated with a designated amount of Capital, Discount Rate and Tranche Period selected pursuant to Section 1.3 in (i) all Receivables arising prior to the time of the most recent computation or recomputation of such undivided interest pursuant to Section 1.4, (ii) all Related Security with respect to such Receivables, (iii) all Hohe Discount, and (iv) all Collections with respect to, and other proceeds of, any of the foregoing. From and after the date of the initial purchase hereunder, the aggregate Receivable Interests hereunder shall at all times equal 100%. As among Purchasers, any allocation of Collections in respect of any Receivable Interests (other than in the circumstances when the applicable Currency Allocation Percentage is required to be applied) shall be made ratably such that the percentage allocated to each such Receivable Interest is equal to (i) the Dollar or Dollar Equivalent amount of Capital assigned to such Receivable Interest, divided by (ii) the aggregate Capital (in Dollars and Dollar Equivalents) assigned to all Receivable Interests at such time.

     "Records" means, with respect to any Receivable, all Contracts and other documents, books, records and other information (including, without limitation, computer programs, tapes, disks, punch cards, data processing software and related property and rights) relating to such Receivable, any Related Security therefor and the related Obligor.

     "Reduction Percentage" means, for any Receivable Interest acquired by the Investors from Falcon for less than the Dollar or Dollar Equivalent amount of Capital of such Receivable Interest, a percentage equal to a fraction the numerator of which is the Falcon Transfer Price Reduction for such Receivable Interest and the denominator of which is the Dollar or Dollar Equivalent amount of Capital of such Receivable Interest.

     "Reference   Bank"  means   First   Chicago  or  such  other  bank  as  the
Administrative Agent shall designate with the consent of the Seller.

     "Required Investors" means, (i) at any time that a Servicer Default has occurred and is continuing, Investors with Commitments in excess of 66-2/3% of the Purchase Limit and (ii) at any other time, the Investor then acting as Administrative Agent.

     "Related Security" means, with respect to any Receivable:

          (i) all of the Seller's present or future interest in the inventory and goods (including returned or repossessed inventory or goods), if any, the financing or lease of which gave rise to such Receivable, and all insurance contracts with respect thereto, including, but not limited to, all of the Seller's present or future claims for re-delivery and/or return of such inventory and or goods,

          (ii) all other security interests or liens and property subject thereto from time to time, if any, purporting to secure payment of such Receivable, whether pursuant to the Contract related to such Receivable or otherwise, together with all financing statements and security agreements describing any collateral securing such Receivable,

          (iii) all guaranties, insurance and other agreements or arrangements of whatever character from time to time supporting or securing payment of such Receivable whether pursuant to the Contract related to such Receivable or otherwise,

          (iv)  all  service   contracts  and  other  contracts  and  agreements
     associated with such Receivables,

          (v) all Records related to such Receivables,

          (vi) all of the Seller's right, title and interest in, to and under each Transfer Agreement, the Servicing Agreement and each instrument, document or agreement executed in connection the foregoing in favor of or otherwise for the benefit of the Seller (or, if different, the applicable transferee thereunder);

          (vii) all of the Seller's retention of title rights relating to such Receivable; and

          (viii) all proceeds of any of the foregoing.

     "Reserve Requirement" means the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed against the Reference Bank in respect of Eurocurrency liabilities, as defined in Regulation D of the Board of Governors of the Federal Reserve System as in effect from time to time.

     "Section" means a numbered section of this Agreement, unless another document is specifically referenced.

     "Servicer" means at any time the Person (which may be the Administrative Agent) then authorized pursuant to Article VI to service, administer and collect Receivables.

     "Servicer Default" has the meaning specified in Article VII.

     "Servicing Agreement" means that certain Servicing Agreement of even date herewith between the Seller and Donnelly, as the same may be amended, restated, supplemented or otherwise modified from time to time.

     "Settlement Report" means a report, in substantially the form of Exhibit VIII hereto (appropriately completed), furnished by the Servicer to the Administrative Agent pursuant to Section 6.5.

     "Spot Exchange Rate" means, with respect to an amount of Deutsche Marks on any date, the spot rate of exchange at which Deutsche Marks may be converted into Dollars on such date, as determined by reference to the selling exchange rate published in the Wall Street Journal on such date (or, if such date is not a Business Day, on the next preceding Business Day); provided, that in the event such rate is not so published, the "Spot Exchange Rate" for such date shall be the rate of exchange quoted by the Administrative Agent in the London interbank foreign exchange market at or about 11:00 a.m. London time on such date (or, if such date is not a Business Day, on the next preceding Business Day) for the spot purchase of such amount of Deutsche Marks with Dollars.

     "Standard Terms" means any standard terms and conditions which govern the sale of any products or provision of any services by Hohe to an Eligible DM Obligor.

     "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or
(ii) any partnership, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Seller.

     "Termination Date" means, for any Receivable Interest, the Facility Termination Date, and, solely with respect to a Receivable Interest of Falcon, that Business Day so designated by the Seller or Falcon by notice to the other.

     "Tranche Period" means (a) with respect to any Receivable Interest that shall have arisen from a Dollar Purchase:

          (i) if Discount for such Receivable Interest is calculated with respect to the CP Rate, a period of days not to exceed 270 days commencing on a Business Day requested by the Seller and agreed to by Falcon;

          (ii) if Discount for such Receivable Interest is calculated on the basis of the LIBO Rate, a period of one, two or three months, or such other period as may be mutually agreeable to the Administrative Agent and the Seller, commencing on a Business Day selected by the Seller or the Administrative Agent pursuant to this Agreement. Such Tranche Period shall end on the day in the applicable succeeding calendar month which corresponds numerically to the beginning day of such Tranche Period, provided, however, that if there is no such numerically corresponding day in such succeeding month, such Tranche Period shall end on the last Business Day of such succeeding month; and

          (iii) if Discount for such Receivable Interest is calculated on the basis of the Base Rate, a period of 30 days commencing on a Business Day selected by the Seller;

          (b) with respect to any Receivable Interest that shall have arisen from a DM Purchase:

            (i) a Fixed Exchange Period, or

(ii) such other period of time as the Seller may, with the prior consent of the Administrative Agent, select.

If any Tranche Period would end on a day which is not a Business Day, such Tranche Period shall end on the next succeeding Business Day, provided, however, that in the case of Tranche Periods corresponding to the LIBO Rate, if such next succeeding Business Day falls in a new month, such Tranche Period shall end on the immediately preceding Business Day. In the case of any Tranche Period for any Receivable Interest of which commences before the Termination Date and would otherwise end on a date occurring after the Termination Date, such Tranche Period shall end on the Termination Date. The duration of each Tranche Period which commences after the Termination Date shall be of such duration as selected by the Administrative Agent.

     "Transaction Documents" means, collectively, this Agreement, the Transfer Agreements, the Servicing Agreement, each Collections Account Agreement, and all other instruments, documents and agreements executed and delivered by the Seller or either Originator in connection herewith.

     "Transfer Agreement" means either the Donnelly Transfer Agreement or the Hohe Transfer Agreement.

     "UCC" means the Uniform Commercial Code as from time to time in effect in the specified jurisdiction.

     All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles. All terms used in
Article 9 of the UCC in the State of Illinois, and not specifically defined herein, are used herein as defined in such Article 9.

                                   EXHIBIT II

PLACES OF BUSINESS OF THE SELLER; LOCATIONS OF RECORDS; FEDERAL EMPLOYER IDENTIFICATION NUMBER(S); NAME(S)


  Principal Place of Business; Chief Executive Office

  None, except:                414 East Fortieth Street Holland, Michigan 49423


  Location of Records:

  None, except:                414 East Fortieth Street Holland, Michigan 49423

                               Haupstrabe 36, D-97903 Collenberg, Germany


  Federal Employer Identification Number:

                                          38-3314469


  Corporate Names, Trade Names, Assumed Names:

       None, except:                      Donnelly Receivables Corporation

                                   EXHIBIT III

                                   LOCK-BOXES;
                 CONCENTRATION ACCOUNTS; AND DEPOSITARY ACCOUNTS


  None, except:

a.  NBD Bank
    611 Woodward Avenue Detroit, MI 48226 Lock-Box No. 78066 Account No. 964-733

b.  Bank One, Columbus, NA
    100 E. Broad
    Columbus, OH 43271-0391
    Lock-Box No. 432710938
    Checking Account No. 931296050

c. The First National Bank of Chicago, Frankfurt branch Niederlassung Frankfurt BLZ 503 304 00
    Account No. 100-7173

                                   EXHIBIT IV

                            [On Letterhead of Seller]

                         FORM OF COMPLIANCE CERTIFICATE

To: The First National Bank of Chicago, as Administrative Agent

     This Compliance Certificate is furnished pursuant to that certain Receivables Purchase Agreement dated as of November 14, 1996, among Donnelly Receivables Corporation (the "Seller"), the Purchasers party thereto and The First National Bank of Chicago, as Administrative Agent for such Purchasers (the "Agreement").

     THE UNDERSIGNED HEREBY CERTIFIES THAT:

     1. I am the duly elected _____________________ of the Seller;

     2. I have reviewed the terms of the Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Seller during the accounting period covered by the attached financial statements;

     3. The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Servicer Default or Potential Servicer Default, as each such term is defined under the Agreement, during or at the end of the accounting period covered by the attached financial statements or as of the date of this Certificate, except as set forth below; and

     4. Schedule I attached hereto sets forth financial data and computations evidencing the compliance with certain covenants of the Purchase Agreement, all of which data and computations are true, complete and correct.

     Described below are the exceptions, if any, to paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Seller has taken, is taking, or proposes to take with respect to each such condition or event:

     The foregoing  certifications,  together with the computations set forth in
Schedule I hereto and the financial statements delivered with this Certificate in support hereof, are made and delivered this ____ day of ______________, 19___.



                         SCHEDULE I TO COMPLIANCE REPORT

  A. Schedule of Compliance as of __________, 19____ with Section [5.1(m)] of the Agreement. Unless otherwise defined herein, the terms used in this Compliance Certificate have the meanings ascribed thereto in the Purchase Agreement.

  This schedule relates to the month ended:  _______________


       Minimum Net Worth:

       1.   Total assets: _________.

       2. Total liabilities: ________.

       3. Net Worth (item 1- item 2): _______________.

       4. Net Worth [equals or exceeds] [is less than] $2,850,000.

                                   EXHIBIT V-A

          FORM OF COLLECTION ACCOUNT AGREEMENT FOR COLLECTION ACCOUNTS
                          LOCATED IN THE UNITED STATES

                            [On letterhead of Seller]

                                __________ 19__


[Lock-Box Bank/Concentration Bank/Depositary Bank]

Re:  Donnelly Receivables Corporation [and name of applicable Originator]

Ladies and Gentlemen:

     You have exclusive control of P.O. Box #_____________ in [city, state, zip code] (the "Lock-Box") for the purpose of receiving mail and processing payments therefrom pursuant to that certain [name of lock-box agreement] between you and _______ [Name of Originator] dated _________ (the "Agreement"). You hereby confirm your agreement to perform the services described therein. Among the services you have agreed to perform therein, is to endorse all checks and other evidences of payment, and credit such payments to our checking account no.
__________ maintained with you in the name of [Originator] (the "Lock-Box Account").

     [Originator] hereby transfers and assigns all of its right, title and interest in and to, and exclusive ownership and control over, the Lock-Box and the Lock-Box Account to Donnelly Receivables Corporation (the "Seller"). We hereby request that the name of the Lock-Box Account be changed to Donnelly Receivables Corporation, as "Collection Agent" for the benefit of The First National Bank of Chicago ("FNBC"), as Administrative Agent under that certain Receivables Purchase Agreement (the "Receivables Purchase Agreement") dated as of November 14, 1996 among the Seller, Falcon Asset Securitization Corporation, certain financial institutions parties thereto and FNBC.

     The Seller hereby irrevocably instructs you, and you hereby agree, that upon receiving notice from FNBC in the form attached hereto as Annex A: (i) the name of the Lock-Box Account will be changed to FNBC for itself and as agent (or any designee of FNBC) and FNBC will have exclusive ownership of and access to such Lock-Box Account, and neither we nor any of our affiliates will have any control of such Lock-Box Account or any access thereto, (ii) you will either continue to send the funds from the Lock-Box to the Lock-Box Account, or will redirect the funds as FNBC may otherwise request, (iii) you will transfer monies on deposit in the Lock-Box Account, at any time, as directed by FNBC, (iv) all services to be performed by you under the Agreement will be performed on behalf of FNBC, and (v) copies of all correspondence or other mail which you have agreed to send us will also be sent to FNBC at the following address:

  The First National Bank of Chicago
  Suite 0596, 21st Floor
  One First National Plaza
  Chicago, Illinois 60670
  Attention:  Credit Manager, Asset Backed
               Securities Division

     Moreover, upon such notice, FNBC for itself and as agent will have all rights and remedies given to us under the Agreement. We agree, however, to continue to pay all fees and other assessments due thereunder at any time.

     You hereby acknowledge that monies deposited in the Lock-Box Account or any other account established with you by FNBC for the purpose of receiving funds from the Lock-Box are subject to the liens of FNBC for itself and as agent under the Receivables Purchase Agreement, and will not be subject to deduction, setoff, banker's lien or any other right you or any other party may have against us, except that you may debit the Lock-Box Account for any items deposited therein that are returned or otherwise not collected and for all charges, fees, commissions and expenses incurred by you in providing services hereunder, all in accordance with your customary practices for the charge back of returned items and expenses.

     This letter agreement and the rights and obligations of the parties hereunder will be governed by and construed and interpreted in accordance with the laws of the State of Illinois. This letter agreement may be executed in any number of counterparts and all of such counterparts taken together will be deemed to constitute one and the same instrument. All references herein to "we" or "us" refer to [Originator] and Donnelly Receivables Corporation.

     This letter agreement contains the entire agreement between the parties, and may not be altered, modified, terminated or amended in any respect, nor may any right, power or privilege of any party hereunder be waived or released or discharged, except upon execution by all parties hereto of a written instrument so providing. In the event that any provision in this letter agreement is in conflict with, or inconsistent with, any provision of the Agreement, this letter agreement will exclusively govern and control. Each party agrees to take all actions reasonably requested by any other party to carry out the purposes of this letter agreement or to preserve and protect the rights of each party hereunder.

     Please indicate your agreement to the terms of this letter agreement by signing in the space provided below. This letter agreement' will become effective immediately upon execution of a counterpart of this letter agreement by all parties hereto.

                      Very truly yours,

                      [ORIGINATOR]


             By
                ---------------------------------------
             Title
                  -------------------------------------

             DONNELLY RECEIVABLES CORPORATION


             By
                ----------------------------------------
             Title
                   -------------------------------------



  Acknowledged and agreed to
  this ____ day of _______, 1996

  [COLLECTION BANK]

  By:

  Title:



  Acknowledged and agreed to
  this ____ day of _______, 1996

  THE FIRST NATIONAL BANK OF
  CHICAGO (as Administrative Agent)

  By
     --------------------------------

  Title
        -----------------------------

                                     ANNEX A
                            FORM OF COLLECTION NOTICE

                             [On letterhead of FNBC]


                           _____________________, 19__



  [Collection Bank/Depositary Bank/Concentration Bank]


       Re:  Donnelly Receivables Corporation


  Ladies and Gentlemen:

     We hereby notify you that we are exercising our rights pursuant to that certain letter agreement among [Originator], Donnelly Receivables Corporation, you and us, to have the name of, and to have exclusive ownership and control of, account number ____________ (the "Lock-Box Account") maintained with you, transferred to us. [Lock-Box Account will henceforth be a zero-balance account, and funds deposited in the Lock-Box Account should be sent at the end of each day to _______________.] You have further agreed to perform all other services you are performing under that certain agreement dated ____________ between you and [Originator] on our behalf.

     We appreciate your cooperation in this matter.


                      Very truly yours,

             THE FIRST NATIONAL BANK OF CHICAGO (as Administrative Agent)


             By:
                ---------------------------------

             Title:
                    -----------------------------

                                   EXHIBIT V-B

                      FORM OF COLLECTION ACCOUNT AGREEMENT
                   FOR COLLECTION ACCOUNTS LOCATED IN GERMANY


                [LETTERHEAD OF DONNELLY RECEIVABLES CORPORATION]


[Date]


[Name and Address of Bank]



Dear Sirs,

                           Account No. [____________]

We refer to Account No. 1007173 (the "Account") opened with your bank in the name of Donnelly Receivables Corporation ("DRC"), on trust for the benefit of The First National Bank of Chicago (in its capacity as administrative agent of Falcon Asset Securitization Corporation ("Falcon"), the "Administrative Agent") acting on behalf of Falcon and certain other persons. We hereby notify you that, in connection with certain transactions involving certain of the trade account receivables (the "Receivables") of Donnelly Hohe GmbH & Co. KG ("Hohe"), Hohe has sold and assigned to its parent company, Donnelly Corporation, the Receivables, together with all payments of all amounts due with respect to the Receivables. Donnelly Corporation has resold and reassigned or will resell and reassign the Receivables, together with all payments of all amounts due with respect thereto, to its wholly-owned subsidiary, DRC. DRC will in turn sell interests in the Receivables to Falcon and certain other persons.

The obligors of the Receivables have been notified of the sale of the Receivables to Donnelly Corporation and to DRC. Nevertheless, the obligors may make payments in respect of the Receivables in the name of Hohe, although such payments will be made to the Account.

In connection with the foregoing, we hereby instruct you, as of the date of this
Agreement: (i) to collect the monies, checks, instruments and other items of payment mailed to or otherwise paid to the Account including, for the avoidance of doubt, any monies, checks, instruments and other items of payment with Hohe as the named payee; and (ii) endorse all checks and other evidences of payment, deposit into or otherwise credit to the Account all such monies, checks, instruments and other items of payment including, for the avoidance of doubt, any monies, checks, instruments and other items of payment with Hohe as the named payee. In respect of any monies, checks, instruments and other items of payment with Hohe as the named payee, Hohe, by its signature below, acknowledges and consents to your acting in accordance with the foregoing instructions in the name of Hohe and on its behalf, and undertakes to ratify and confirm any actions taken by you in the name of Hohe in accordance with the foregoing instructions.

In addition, we hereby request that the following terms and conditions shall apply with respect to the Account:

  1. The Administrative Agent shall be granted a revocable power of attorney (widerrufliche Kontovollmacht), pursuant to which the Administrative Agent shall be entitled to operate the Account and withdraw any and all monies on deposit in the Account from time to time pursuant to your normal withdrawal procedures and the mandate signed by us in relation to the Account. The Administrative Agent may operate the Account as our agent only on the signatures of certain duly authorized officers of the Administrative Agent. As at the date of this letter, those duly authorized officers are: [ ]. The signature of any one of the aforesaid persons is required to authorize any transaction related to the Account. The specimen signature of each of the aforesaid authorized signatories is set out in Annex A to this letter. Any change in the list of authorized signatories of the Administrative Agent will not be binding on you until notified to you in writing, signed by an existing authorized signatory of the Administrative Agent.

  2. Hohe, shall, until you have received the Notification (as defined below) from the Administrative Agent, be granted a revocable power of attorney (widerrufliche Kontovollmacht) (the "Hohe Power of Attorney"), pursuant to which Hohe shall be entitled to operate the Account and withdraw any and all monies on deposit in the Account from time to time pursuant to your normal withdrawal procedures and the mandate signed by us in relation to the Account. Hohe may operate the Account as our agent only on the signatures of certain duly authorized officers of Hohe. As at the date of this letter, those duly authorized officers are: [ ]. [The signatures of any [two] of the aforesaid persons are required to authorize any transaction related to the Account.]/1/ The specimen signature of each of the aforesaid authorized signatories is set out in Annex A to this letter. Any change in the list of authorized signatories of Hohe will not be binding on you until notified to you in writing, signed by an officer of each of DRC, the Administrative Agent and Hohe.

  3. If at any time the Administrative Agent delivers to you a written notice in the form of Annex B to this letter (which may be in the form of a facsimile and which shall be signed by an officer or director of the Administrative Agent) (the "Notification"), then the Hohe Power of Attorney shall terminate and (i) you shall no longer permit Hohe or any authorized signatory on the Account who is an officer of Hohe to make any further withdrawals of monies from the Account or otherwise deal with the Account or authorize any transactions relating to the Account, (ii) the name of the Account will be changed to the name of the

  ------------
  /1/  Complete information in square brackets as appropriate

Administrative Agent and the Administrative Agent will have exclusive ownership and access to the Account, including the rights to make withdrawals therefrom,
(iii) you will transfer monies on deposit in the Account, at any time, as directed by the Administrative Agent and (iv) copies of all correspondence or other mail which you have agreed to send us will also be sent to the Administrative Agent at the following address:

             The First National Bank of Chicago Suite 0956, 1-21
             One First National Plaza
             Chicago, Illinois 60670
             USA

             Fax: 1 312-732-4487

  4. We hereby agree that you shall in no event be held liable for any transactions relating to the Account that were authorized by an authorized signatory of Hohe prior to your receipt of the Notification.

  5. Hohe has no authority to withdraw  more monies from the Account than are on
     deposit  therein  at  such  time,  and  you  are  expressly   requested  to
     countermand any withdrawals that would so overdraw the Account.

  6. You hereby represent and warrant to us that, as of the date of your signature below, you are not aware of any liens, security interests, charges, encumbrances or other rights or claims of any persons or entities to the Account other than ourselves, the Administrative Agent and the rights of Hohe created pursuant to this letter. You hereby agree that you will notify us immediately upon your becoming aware of any such liens, security interests, charges, encumbrances or other rights or claims of any third persons or entities arising on or with respect to the Account.

  7. You hereby agree that you will not exercise, and you hereby waive, any right of combination, consolidation, merger, set-off, lien, security interest, charge or encumbrance whatsoever which you may have in respect of any monies standing or accruing to the credit of the Account. You further acknowledge and agree that the terms and conditions of this letter shall prevail in the event of any conflict between such terms and conditions and your standard terms and conditions applicable to the opening, operating and holding of the Account (including any standard account mandate).

Please acknowledge your consent and agreement to the terms and conditions setforth in this letter by signing where indicated below and returning one of the signed originals of this letter to DRC at [ ] and to the Administrative Agent at [ ].


Yours faithfully,

  DONNELLY RECEIVABLES CORPORATION

  By: ______________________

  Title: ___________________


                                          ACKNOWLEDGED AND AGREED:

                                          [Relevant Bank]

                                          By:_____________________________


                                          Title:____________________________


                                          Date:____________________________


                       THE FIRST NATIONAL BANK
                       OF CHICAGO, as Administrative Agent

                       By:_____________________________


                                          Title:____________________________


                                          Date:____________________________

                                          DONNELLY HOHE GmbH & CO. KG

                                          By:_____________________________


                                          Title:____________________________


                                          Date:____________________________

                                         DONNELLY CORPORATION

                                         By:_____________________________


                                         Title:____________________________


                                         Date:____________________________



                                         FALCON ASSET SECURITIZATION CORPORATION

                                         By:_____________________________


                                         Title:____________________________


                                         Date:____________________________

                         ANNEX A AUTHORIZED SIGNATORIES



  HOHE

  Name                                     Specimen Signature


  [                   ]                    ------------------------------


  [                   ]                    ------------------------------


  [                   ]                    ------------------------------


  [                   ]                    ------------------------------



  ADMINISTRATIVE AGENT

  Name                                     Specimen Signature


  [                   ]                    ------------------------------


  [                   ]                    ------------------------------


  [                   ]                    ------------------------------


  [                   ]                    ------------------------------

                                     ANNEX B
                              FORM OF NOTIFICATION


                             [On letterhead of FNBC]


                           _____________________, 19__


[Collection Bank]


     Re: Donnelly Receivables Corporation

Ladies and Gentlemen:

     We hereby notify you that we are exercising our rights pursuant to that certain letter agreement among Donnelly Receivables Corporation, you and us, to instruct you that (i) you shall no longer permit Donnelly Hohe GmbH & Co. KG
("Hohe") or any authorized signatory on account number ____________ (the "Account") who is an officer of Hohe to make any further withdrawals of monies from the Account or otherwise deal with the Account or authorize any transactions relating to the Account and (ii) we are exercising our rights to have the name of, and to have exclusive ownership and control of, the Account transferred to us. The Account will henceforth be a zero-balance account, and funds deposited in the Account should be sent at the end of each day to
_______________.

     We appreciate your cooperation in this matter.


                                Very truly yours,


                       THE FIRST NATIONAL BANK OF CHICAGO
                       (as Administrative Agent)

                       By:___________________________________

                       Title:__________________

                                   EXHIBIT VI

                          CREDIT AND COLLECTION POLICY

                                   (Attached)

                                   EXHIBIT VII

                               FORM OF CONTRACT(S)

                                   (Attached)

                                  EXHIBIT VIII

                            FORM OF SETTLEMENT REPORT

                                   (Attached)

                                   EXHIBIT IX

                             FORM OF PURCHASE NOTICE

                            [On Letterhead of Seller]


                                      [Date]


The First National Bank of Chicago,
    as Administrative Agent for the Purchasers parties to the Receivables Purchase Agreement referred to below
Suite 0596, 1-21
One First National Plaza Chicago, Illinois 60670

Attention: Asset-Backed Markets


Gentlemen:

     The undersigned, DONNELLY RECEIVABLES CORPORATION, refers to the Receivables Purchase Agreement, dated as of November 14, 1996 (the "Receivables Purchase Agreement", the terms defined therein being used herein as therein defined), among the undersigned, Falcon Asset Securitization Corporation ("Falcon"), certain Investors parties thereto and The First National Bank of Chicago, as Administrative Agent for Falcon and such Investors, and hereby gives you notice, irrevocably, pursuant to Section 1.2 of the Receivables Purchase Agreement that the undersigned hereby requests a Purchase under the Receivables Purchase Agreement, and in that connection sets forth below the information relating to such Purchase (the "Proposed Purchase") as required by Section 1.2 of the Receivables Purchase Agreement:

          (i) The Business Day of the Proposed Purchase is ___________, 19__.

(ii) The requested Purchase Price in respect of the Proposed Purchase is [$_____________] [DM___________].

(iii) The requested Purchaser[s] in respect of the Proposed Purchase [is Falcon] [are the Investors].

(iii) The duration of the initial Tranche Period for the Proposed Purchase is ____________ [days] [months].

(iv) The Discount Rate related to such initial Tranche Period is requested to be the [CP] [LIBO] [Base] Rate.

     The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed Purchase (before and after giving effect to the Proposed Purchase):


  (A) the representations and warranties set forth in Article III of the Receivables Purchase Agreement are correct on and as of such date, as though made on and as of such date;

  (B) no event has occurred, or would result from the Proposed Purchase that will constitute a Servicer Default, and no event has occurred and is continuing, or would result from such Proposed Purchase, that would constitute a Potential Servicer Default; and

  (iii) the Liquidity Termination Date shall not have occurred, the Aggregate Capital shall not exceed the Purchase Limit and the Aggregate Capital shall not exceed the Capital Limit.

  [A Settlement Report is attached hereto and made a part hereof.]/2/




                                Very truly yours,

                                DONNELLY RECEIVABLES CORPORATION



                               By__________________________________ Title:

  ------------
  /2/  If requested by the Administrative Agent.

                                    EXHIBIT X

                                 FORM OF LEGEND



The Receivable evidenced by this Invoice/shipping documentation has been sold and assigned to Donnelly Corporation and resold and reassigned by Donnelly Corporation to Donnelly Receivables Corporation and the amount payable in respect hereof should be paid in accordance with our letter to you dated [date of relevant Obligor Notification].

                                   EXHIBIT XI

                          LIST OF ELIGIBLE DM OBLIGORS


Name of
Eligible Obligor                   Address


  Audi AG                          85045 Ingolstadt, Germany

  Bayerische Motorenwerke AG       Postfach 40 02 01
                                   80788 Munchen, Germany

  Ford Werke AG                    Henry-Ford-Strasse 1
                                   50735 Koln, Germany

  Karmann Wilhelm GmbH             Postfach 2609
                                   49016 Osnabruck, Germany

  Evobus GmbH                      Postfach 2660
                                   89016 Ulm, Germany

  Opel Adam AG                     Postfach 17 10
                                   65423 Russelsheim, Germany

  Porsche Dr. Ing. H.C.F. AG       Postfach 40 06 40
                                   70406 Stuttgart, Germany

  Rowenta Werke GmbH               Postfach 10 16 64
                                   63016 Offenbach, Germany

                                   B10-3 Erad
  Saab Automobile AB               46180 Trollhaettan, Sweden

  Saechsische Automobilbau GmbH    Postfach 200
                                   08125 Mosel, Germany

  Volkswagenwerk AG                Postfach
                                   38436 Wolfsburg, Germany

  Volkswagenwerk Bruxelles S.A.    201, Boulevard de la Deuxieme Armee
                                   1190 Bruxelles, Belgium

  Volvo Car Corporation            40508 Goteborg, Sweden

  Volvo Cars Europe Industry       Postfach 2 73
                                   9000 Gent, Belgium

  Alfi Zitzmann GmbH               Postfach 16 16
                                   97866 Wertheim, Germany

                                   EXHIBIT XII

                          FORM OF OBLIGOR NOTIFICATION

                                   (Attached)

                                   SCHEDULE A

DOCUMENTS TO BE DELIVERED TO THE ADMINISTRATIVE AGENT ON OR PRIOR TO THE INITIAL PURCHASE

                                   (Attached)

                         RECEIVABLES PURCHASE AGREEMENT

                          Dated as of November 14, 1996

                                      Among

                   DONNELLY RECEIVABLES CORPORATION as Seller

                                       and

                     FALCON ASSET SECURITIZATION CORPORATION

                                       and

              THE FINANCIAL INSTITUTIONS PARTY HERETO, as Investors

                                       and

           THE FIRST NATIONAL BANK OF CHICAGO, as Administrative Agent

                                TABLE OF CONTENTS
                                -----------------

CAPTION
                                                                     PAGE
                                                                     ----


 ARTICLE I
      AMOUNTS AND TERMS OF THE PURCHASES.................  Page 1 Section 1.1.
      Purchase Facility..................................  Page 2 Section 1.2.
      Making Purchases...................................  Page 2 Section 1.3.
      Selection of Tranche Periods and Discount Rates....  Page 2 Section 1.4.
      Percentage Evidenced by Receivable Interests.......  Page 4 Section 1.5.
      Dividing or Combining Receivable Interests.........  Page 4 Section 1.6.
      Reinvestment Purchases.............................  Page 4 Section 1.7.
      Liquidation Settlement Procedures..................  Page 5 Section 1.8.
      Deemed Collections.................................  Page 6 Section 1.9.
      Discount; Payments and Computations, Etc...........  Page 6 Section 1.10.
      Capital Limit......................................  Page 7 Section 1.11.
      Seller's Extinguishment............................  Page 7 Section 1.12.
      Extensions of the Liquidity Termination Date.......  Page 7

 ARTICLE II
      LIQUIDITY FACILITY.................................  Page 8 Section 2.1.
      Transfer to Investors..............................  Page 8 Section 2.2.
      Transfer Price Reduction Discount..................  Page 8 Section 2.3.
      Payments to Falcon.................................  Page 8 Section 2.4.
      Limitation on Commitment to Purchase from Falcon...  Page 8 Section 2.5.
      Defaulting Investors...............................  Page 9 Section 2.6.
      Hedging Arrangements...............................  Page 9

  ARTICLE III
      REPRESENTATIONS AND WARRANTIES.....................  Page 9 Section 3.1.
      Seller Representations and Warranties..............  Page 9 Section 3.2.
      Investor Representations and Warranties............  Page 13

  ARTICLE IV
      CONDITIONS OF PURCHASES............................. Page 14 Section 4.1.
      Conditions Precedent to Initial Purchase............ Page 14 Section 4.2.
      Conditions Precedent to All Purchases
               and Reinvestments.......................... Page 14

  ARTICLE V
      COVENANTS........................................... Page 15 Section 5.1.
      Affirmative Covenants of Seller..................... Page 15 Section 5.2.
      Negative Covenants of Seller........................ Page 21

  ARTICLE VI
      ADMINISTRATION AND COLLECTION....................... Page 23 Section 6.1.

      Designation of Servicer............................ Page 23 Section 6.2.
      Duties of Servicer................................. Page 24 Section 6.3.
      Collection Notices................................. Page 25 Section 6.4.
      Responsibilities of the Seller..................... Page 25 Section 6.5.
      Reports............................................ Page 25

  ARTICLE VII
      SERVICER DEFAULTS.................................. Page 26

  ARTICLE VIII
      INDEMNIFICATION.................................... Page 27 Section 8.1.
      Indemnities by the Seller.......................... Page 27 Section 8.2.
      Increased Cost and Reduced Return.................. Page 30 Section 8.3.
      Other Costs and Expenses........................... Page 30 Section 8.4.
      Allocations........................................ Page 31

  ARTICLE IX
      THE ADMINISTRATIVE AGENT........................... Page 31 Section 9.1.
      Authorization and Action........................... Page 31 Section 9.2.
      Delegation of Duties............................... Page 32 Section 9.3.
      Exculpatory Provisions............................. Page 32 Section 9.4.
      Reliance by Administrative Agent................... Page 32 Section 9.5.
      Non-Reliance on Administrative Agent and
                Other Purchasers......................... Page 33 Section 9.6.
  Reimbursement and Indemnification...................... Page 33 Section 9.7.
  Administrative Agent in its Individual Capacity........ Page 33 Section 9.8.
  Successor Administrative Agent......................... Page 34

  ARTICLE X
      ASSIGNMENTS; PARTICIPATIONS........................ Page 34 Section 10.1.
      Assignments........................................ Page 34 Section 10.2.
      Participations..................................... Page 35

  ARTICLE XI
      MISCELLANEOUS...................................... Page 35 Section 11.1.
      Waivers and Amendments............................. Page 35 Section 11.2
      Notices............................................ Page 36 Section 11.3.
      Ratable Payments................................... Page 37 Section 11.4.
      Protection of Ownership Interests of the
                 Purchasers.............................. Page 37 Section 11.5.
 Confidentiality......................................... Page 38 Section 11.6.
 Bankruptcy Petition..................................... Page 38 Section 11.7.
 Limitation of Liability................................. Page 39 SECTION 11.8.
 CHOICE OF LAW........................................... Page 39 SECTION 11.9.
 CONSENT TO JURISDICTION................................. Page 39 SECTION 11.10.
 WAIVER OF JURY TRIAL.................................... Page 39 Section 11.11.



                                       -ii

Integration; Survival of Terms........................... Page 40 Section 11.12.
Counterparts; Severability............................... Page 40 Section 11.13.
First Chicago Roles...................................... Page 40 Section 11.14.
Characterization......................................... Page 40






                                      -iii

                             EXHIBITS AND SCHEDULES

  EXHIBIT I      DEFINITIONS

  EXHIBIT II PRINCIPAL PLACE OF BUSINESS OF THE SELLER; LOCATION(S) OF RECORDS; FEDERAL EMPLOYER IDENTIFICATION NUMBERS; NAMES

  EXHIBIT III    LOCK-BOXES; CONCENTRATION ACCOUNTS; DEPOSITARY ACCOUNTS

  EXHIBIT IV     FORM OF COMPLIANCE CERTIFICATE

  EXHIBIT V      FORM OF COLLECTION ACCOUNT AGREEMENT

  EXHIBIT VI     CREDIT AND COLLECTION POLICY

  EXHIBIT VII    FORM OF CONTRACT(S)

  EXHIBIT VIII   FORM OF SETTLEMENT REPORT

  EXHIBIT IX     FORM OF PURCHASE NOTICE

  EXHIBIT X      FORM OF LEGEND

  EXHIBIT XI     ELIGIBLE DM OBLIGORS

  EXHIBIT XII    FORM OF OBLIGOR NOTIFICATION


  SCHEDULE A     LIST OF DOCUMENTS TO BE DELIVERED TO THE ADMINISTRATIVE AGENT
                 PRIOR TO THE INITIAL PURCHASE

                                                                      EXHIBIT 24



Consent of Independent Certified Public Accountants


Donnelly Corporation
Holland, Michigan

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


/s/ BDO Seidman, LLP
Grand Rapids, Michigan
September 19, 1997