Form 10-K
period 1997-06-28
DONNELLY CORP
filed 1997-09-26
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                     For the Fiscal Year ended June 28, 1997
                                       OR

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

Title of each class                    Name of each exchange on which registered
Class A Common Stock                              New York Stock Exchange

Securities registered pursuant
to Section 12 (g) of the Act:                              None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of voting stock held by non-affiliates of the registrant was $167,187,001 as of August 29, 1997.

Number of shares outstanding of each of the registrant's classes of common stock, as of August 29, 1997.

       5,421,693 shares of Class A Common Stock par value, $.10 per share 4,462,433 shares of Class B Common Stock par value, $.10 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1997, are incorporated by reference into Part II of this report. Portions of the registrant's proxy statement for its annual meeting of shareholders to be held October 17, 1997, are incorporated by reference into
Part III of this report.

                                     PART I.

ITEM 1.           BUSINESS

ITEM 1 (a)        GENERAL DEVELOPMENT OF BUSINESS

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. All year and quarter references are relating to the Company's fiscal years and quarters, unless otherwise noted.

The Company is primarily engaged in the design, manufacture, marketing and sale of products for the automotive industry including one or more of the following technologies; glass products, prisms, plastic molding, electronics, electrochromic products, optics and metal diecasting. The Company also supplies glass coatings for the transportation, electronics and computer industries (either solely or through several joint ventures).

The Company is committed to improving shareholder value through focused development of core automotive businesses and through technology ventures that leverage and expand the core competencies of the Company. The strategy for the core automotive business involves increasing dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets, improving the cost, quality and delivery performance of current operations and the effectiveness by which the Company launches new products.

In line with the strategy, the Company has continued in the last few years to build volume growth in all existing businesses; introduced products new to the Company including exterior and interior door handles, modular window systems and encapsulated sunroofs, electrochromic mirrors and interior trim and lighting; completed the largest acquisition in the Company's history through the purchase of Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"); expanded and built production equipment and facilities; undertaken a major European restructuring program; implemented various joint ventures in the Asian and South American emerging markets and most recently enhancing the Company's position in the global market for automotive overhead systems through a joint venture with Lear Corporation involving various operations in North America and Europe.

During the past three years, the Company has significantly expanded its presence in Europe by opening a modular window manufacturing facility in Langres, France in 1996, through the acquisition of a controlling interest in Donnelly Hohe, headquartered in Collenberg, Germany, in the second quarter of 1997, and in the fourth quarter of 1997, beginning the start-up of Donnelly Eurotrim, Ltd., the Company's Irish interior lighting and trim operation, located just outside Dublin. Production at Donnelly Eurotrim is being ramped up to support the Company's new business order, announced in the fourth quarter of 1997, from a European customer that includes sophisticated trim and advanced lighting products on a future European luxury vehicle. The Company believes that the expansion of its European operations will play an important role in maintaining the Company's position as a global leader in the market for automotive rearview mirrors and will also offer significant opportunities for the Company to market its modular windows, interior lighting, trim components and other products in Europe and elsewhere. In the fourth quarter of 1997, the Company implemented a restructuring plan in Europe to realign its manufacturing capacity, reduce the number of non-production employees and achieve additional cost reductions in operations.

In September 1997, the Company announced that it had entered into an agreement with Lear Corporation to form a joint venture to be named Lear Donnelly Overhead Systems, L.L.C. ("Lear Donnelly") for the design, development, marketing and production of interior trim overhead systems and components for the global market. The Company believes that this joint venture enhances the Company's competitive market position in the global market for automotive overhead systems. See Item 1 (c) "Narrative Description of Business" under the "Non-Consolidated Joint Ventures" heading for a more thorough discussion of this joint venture.

The Company is committed to its core automotive businesses and during the last half of 1997, the Company has structured its non-automotive businesses to be operated independently. In the third quarter of 1997, the Company created Donnelly Optics Corporation, a subsidiary based in Tucson, Arizona, to sell and manufacture high-quality, injection molded, diffractive and hybrid optical lenses and systems. Also, effective June 29, 1997, the Company created Information Products, Inc., which the Company believes is the world's largest producer of specialty coated and shaped glass for the computer touch screen industry, a subsidiary based in Holland, Michigan that had previously operated as the Company's Information Products Division. See Item 1 (c) "Narrative Description of Business" under the "Non-Automotive Businesses" heading for a more detailed discussion of these non-automotive businesses.

As part of the Company's strategy, the Company has entered into various joint ventures in emerging automotive markets. The Company has established the Asian and the South American markets as the top two emerging market priorities. In addition to the fourth quarter 1996 formation of Shanghai Donnelly Fu Hua Window Systems Company Ltd. ("Shanghai Donnelly Fu Hua"), the Company's joint venture with Shanghai Fu Hua Glass Company, Ltd., during the second quarter of 1997, the Company announced the formation of its second automotive joint venture in China, Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. ("Shunde Donnelly Zhen Hua"),which produces automotive mirror systems in the Chinese city of Shunde. In August 1997, the Company also announced the formation of an automotive mirror joint venture in Sao Paulo, Brazil, Donnelly/Arteb LTDA. See Item 1 (c) "Narrative Description of Business" under the "Non-Consolidated Joint Ventures" heading for a more thorough discussion of these joint ventures.

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

ITEM 1 (b)        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company is an international supplier of high quality automotive parts and component systems from manufacturing operations in North America, Europe and Asia. The Company supplies automotive customers around the world with interior and exterior mirror systems, window systems and interior lighting and trim systems. The Company also provides products to several non-automotive markets, none of which are reportable segments.

ITEM 1 (c)        NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

Automotive Rearview Mirror Systems

The Company began producing prismatic day/night mirror glass in 1939, and today manufactures a wide range of interior and exterior rearview mirror products and believes it is the world's largest producer of automotive rearview mirror systems.

Interior Rearview Mirrors. The Company has a predominant share of the U.S. market for interior rearview prismatic mirrors and in 1997 sold approximately
20.3 million units worldwide. The interior rearview mirror product line ranges from the basic day/night flip mirror to rear-vision systems that incorporate a variety of sophisticated electronic features into complex modular interior rearview mirror assemblies. The Company continues to design and market innovative value-added features integrated into the rearview mirror such as lights and electronic compasses.

The Company manufactures and markets automotive interior rearview mirrors using patented electrochromic technology that automatically dims the mirror when headlights approach from the rear. Electrochromic rearview mirrors are a value-added substitute for traditional prismatic base mirrors and are sold for a higher dollar price per unit than prismatic base mirrors. The Company believes that electrochromic rearview mirrors currently represent approximately 16% of all interior rearview mirrors sold to original equipment manufactures in the North American market for the 1997 model year. In 1997, electrochromic mirrors were offered on approximately 46 new car models in North America, compared to only approximately 19 models in 1991. The Company believes that electrochromic mirrors will represent an increasing share of the rearview mirror market, both in terms of number of units and dollar volume, and represent a significant growth area for the Company.

The Company is in the process of developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to control dimmable interior and exterior mirror systems. Although not yet commercialized, the development of this technology is part of the Company's strategy to be a technology leader in the market for automotive rearview vision systems.

Exterior Rearview Mirrors. The Company has used its expertise and customer relationships in the interior mirror market to develop its product line and increase its share of the market for complete exterior mirror systems. The recent expansion of the Company's European operations has substantially increased the Company's production capacity and sales of exterior rearview mirrors, particularly in the European market. The Company believes that its increased presence in the European market will assist the Company in increasing its sales of exterior rearview mirrors in North America and other markets. The Company supplies exterior rearview mirror assemblies primarily to Honda, Ford and Mazda in the United States and to major European automakers including BMW, Volkswagen, SEAT, Renault and Audi in Europe. The Company also supplies exterior rearview mirror systems to automakers throughout southern China through one of it's Chinese joint ventures. Exterior rearview mirrors are combined with automatic or manua adjusting mechanisms, wire harnesses and other hardware into an injection-molded, color-matched housing and are more complex than base interior rearview mirrors. The per vehicle sales price of exterior mirrors substantially exceeds that of interior rearview mirrors due to the greater complexity of exterior rearview mirrors and the fact that most new vehicles are equipped with two exterior rearview mirrors.

The Company manufactures and markets dimmable electrochromic exterior rearview mirrors. The Company believes that electrochromic rearview mirrors currently represent only 4% of all exterior rearview mirrors in the North American market for the 1997 model year. The Company believes that electrochromic exterior rearview mirrors will represent an increasing share of the rearview mirror market, both in terms of number of units and dollar volume, and that the electrochromic mirror market presents a significant growth opportunity for the Company.

In 1996, the Company introduced its patented IlluminatorTM ground illumination mirror, the world's first commercial automotive outside mirror that includes remote-control security lighting. The IlluminatorTM can also be equipped with electrochromic dimming and exterior turn indicators. The IlluminatorTM was recognized as one of the "1996 100 Best of What's New Products" by Popular Science magazine. The IlluminatorTM is initially being offered as an option on the Lincoln Mark VIII. The Company is aggressively marketing the IlluminatorTM to its customers.

Modular Windows

The Company pioneered and today is a leading supplier of modular windows. Modular windows, which have continued to increase in popularity since their introduction, are produced by molding glass, hardware, weather stripping and other components into a single unit assembly and can be used for all automotive windows and sunroofs. The Company believes its modular windows offer improved quality and aerodynamics, greater design flexibility and lower production costs for automakers than conventional automotive windows. A more recent technological innovation by the Company is flush surface windows that involve single-sided encapsulation, bonding of hardware directly to glass and the incorporation of color-matched body hardware into the window system.

The Company's modular window assemblies are used for rear and liftgate windows, quarter windows, aperture windows, fixed vent windows, roll-up windows, sun roofs, and rear windows. The Company produces modular windows for Chrysler, Ford, General Motors, Honda, Isuzu and Toyota in North America and Chrysler in Europe. The Company's modular windows are used on many popular vehicles such as the Chrysler Caravan/Voyager minivan, the Jeep Grand Cherokee, the Ford Expedition, and the Ford Taurus/Sable. Modular window technology can also be used for windshields, although the Company does not currently produce modular windshields.

The Company believes that its materials technology and manufacturing capabilities provide a significant competitive advantage in the market for modular windows. Modular windows can be molded using polyvinyl chloride ("PVC") or a urethane reaction injection molding process ("RIM"). The PVC process is less expensive primarily because the material is less costly and does not require painting. PVC, however, is more difficult to mold, particularly for large windows. The Company believes that its ability to design and mold windows in either process and its expertise in PVC molding are significant competitive advantages.

The Company believes that the increasing use of modular windows reflects trends in the automotive industry towards increased levels of outsourcing, demand for integrated modules and systems and reliance on suppliers for design and manufacturing. The Company expects continued growth in the global modular window market, as evidenced by the number of modular windows that automakers have specified for future models.

Interior Lighting and Trim

The Company manufactures various interior trim products including dome lights, interior door lights, map lights, courtesy lamps, lighted and non-lighted grab handles and trim components such as overhead consoles. The Company believes its automotive lighting systems have been well received by the marketplace largely because of the Company's expertise in developing precision optical lenses. The Company's extensive capabilities in advanced optics technology, precision plastic injection molding, glare management and automotive electronics provide a competitive advantage for the Company's automotive interior lighting and overhead trim products. These skills enable the Company to produce interior lighting that is highly focused and directed within the vehicle which significantly reduces unwanted spill-over glare.

The Company believes that automakers will increasingly seek suppliers who can provide complete interior lighting and trim systems. In September 1997, the Company announced that it had entered into an agreement with Lear Corporation to form Lear Donnelly, a joint venture for the design, development, marketing and production of interior trim overhead systems and components for the global market. The Company believes the formation of this joint venture strengthens the Company position as a supplier in the global automotive overhead systems market. See Item 1 (c) "Narrative Description of Business" under the "Non-Consolidated Joint Ventures" heading for a more thorough discussion of this joint venture.

Door Handles

A new product area for the Company, arising out of established skills in automotive paint and plastic molding, is the manufacture of trim components. The Company is now producing a wide variety of interior and exterior door handles for Ford, Honda and Mazda.

Non-Automotive Businesses

The Company is committed to its core automotive businesses. However, the Company has developed a number of non-automotive businesses and relationships over the years, which arose from core technologies that had applications outside of the automotive industry. The Company's non-automotive businesses have been structured to be operated independently from the Company's core automotive business.

In the third quarter of 1997, the Company created Donnelly Optics Corporation, based in Tucson, Arizona, to sell and manufacture high-quality, injection molded, diffractive and hybrid optical lenses and systems. Diffractive optics have a wide variety of uses in such industries as computers, telecommunications, aerospace, medical instruments and the auto industry. The Company has booked development business with customers in key industry segments, including a major electronics manufacturer, and contracts to produce highly specialized headlamps for a North American auto manufacturer.

Effective June 29, 1997, the Company created Information Products, Inc., a Holland based subsidiary that had previously operated as the Company's Information Products Division. The Company believes that Information Products, Inc. is the world's largest producer of specialty coated and shaped glass for the computer touch screen industry. The glass is used in a wide variety of touch screen applications such as information kiosks, cash registers, industrial controls, personalized greeting card kiosks and others.

Non-Consolidated Joint Ventures

Lear Donnelly Overhead Systems, LLC ("Lear Donnelly"). In September 1997, the Company announced that it had entered into an agreement with Lear Corporation to form Lear Donnelly, a 50-50 joint venture for the design, development, marketing and production of interior trim overhead systems and components, including headliners, overhead consoles, visors, handles, lighting components and other components for the global market. Under the terms of the agreement, Lear Corporation and the Company will each contribute certain technologies, assets and business operations. The Company will contribute its interior lighting and trim facility in Holland, Michigan and its Irish lighting and trim operations, based just outside Dublin. The consummation of the joint venture is contingent upon regulatory approval.

Donnelly/Arteb LTDA. In August 1997, the Company announced the formation of a 50-50 automotive mirror joint venture in Sao Paulo, Brazil, Donnelly/Arteb LTDA. The venture is expected to begin producing mirrors for the South American market during the first half of 1998. Donnelly/Arteb LTDA provides the Company with a presence in rapidly growing region.

Shunde  Donnelly Zhen Hua  Automotive  Systems Co. Ltd.  ("Shunde  Donnelly Zhen
Hua"). In the first quarter of 1997, the Company formed Shunde Donnelly Zhen Hua, a joint venture with Shunde Zhen Hua Automotive Parts Co. Ltd. The Company has a 30% interest in the Zhen Hua joint venture and has an option to purchase an additional 30% interest. The Shunde Donnelly Zhen Hua joint venture, based in the Chinese city of Shunde, manufactures interior and exterior mirror systems for automakers throughout southern China, including the Chinese operations of Volkswagen, Chrysler, and Isuzu.

Donnelly Electronics, LLC ("Donnelly Electronics"). In the first quarter of 1997, the Company created a new affiliate, Donnelly Electronics, that specializes in the design and manufacture of electronic components and sub-assemblies. The new company is a joint venture between the Company and an individual with expertise in automotive technology. The Company owns 19% of Donnelly Electronics with the option to acquire up to 27% of the company. Based in Flint, Michigan, Donnelly Electronics produces the electronic components that Donnelly uses for products such as electrochromic rearview mirrors and electronic compass systems. The firm will also provide electronics for future Donnelly products that may include rear-vision camera systems, lighting systems and others. In addition to supporting the automotive electronic needs of the Company, Donnelly Electronics pursues business with other automotive suppliers that are not competitors of the Company as well as other business opportunities.

Shanghai Donnelly Fu Hua Window Systems Company Ltd. ("Shanghai Donnelly Fu Hua"). In the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd., which will produce window systems for automotive customers in Asia and Australia. Shanghai Fu Hua Glass Company is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture is expected to begin manufacturing encapsulated and framed glass products by the second quarter of 1998.

VISION Group plc ("VISION"). The Company is working with VISION to produce electronic vision systems for the world automotive industry using an innovative video microchip developed by VISION. The Company and VISION have been collaborating to produce "smart" chips that can perform a variety of functions in a vehicle including control of advanced mirror systems, video displays, lighting control and security devices. In the fourth quarter of 1997, VISION completed a secondary offering of its stock, which is listed on the London Stock Exchange. The Company owns 25.6% of VISION, which is located in Edinburgh, Scotland.

KAM Truck Components, Inc. ("KAM"). The Company owns 19% of KAM which supplies GLARESTOPPER(R) solid state electrochromic mirrors for large trucks. The mirror permits truck drivers to manually adjust the glare of their mirrors by a range of up to ten times.

Applied Films Corporation ("AFC"). AFC is a major manufacturer of thin-film glass coatings and related production equipment used in the production of liquid crystal displays (LCD's). LCD's are widely used in watches, games, calculators and instrumentation. AFC is located in Boulder, Colorado. The Company is currently a 50 % shareholder of AFC. AFC has recently filed a Registration Statement for an initial public stock offering with the Securities and Exchange Commission. The Company plans to sell all of its shares in AFC in this public offering.

Donnelly Yantai Electronics Corporation Limited. This 50 % owned venture produces glass coatings similar to those of AFC for use in the Chinese LCD market. This operation is located in the Yantai Peninsula of the People's Republic of China.

MARKETING STAFF

In North America and Europe, the Company markets its automotive products by combining the engineering product expertise of members of the Company's engineering staff with a customer focused sales force, who work together with the Company's customers' design teams early in the design process. The Company's wholly owned European subsidiaries employ a sales force located in Europe and Japan, and also sell through a trading company in Japan. Nearly all sales are made directly to automakers with the exceptio of some interior and exterior mirror glass components.

The Company markets its non-automotive products through a sales force who also work in conjunction with the Company's engineers. The Company works with potential customers on the development of new applications for electronic information display products.

NEW PRODUCT OR INDUSTRY SEGMENT INFORMATION

The Company has made significant investments in the development of solid-state, thin-film electrochromic technology that has potential for mirror and window applications. Electrochromic coatings allow the user to darken glass to the desired degree through the application of an electrical current to the coating.

The Company continues to market electrochromic day/night automotive mirror systems that will automatically dim when headlights approach from the rear. Electrochromic mirror systems are electrically dimmable to reduce the glare from the headlights of other vehicles approaching from the rear. This system had been the subject of litigation between the Company and Gentex Corporation until the fourth quarter of 1996, when the Company reached a patent and licensing settlement with Gentex Corporation. The Company has continued to actively develop newer and more advanced electrochromic technologies for the automotive marketplace. The Company has developed or licensed a number of promising technologies and several are already available for commercial use.

The Company's GLAREFREETM electrochromic mirror technology offers several advantages over competing technology. The technology has been purchased by Ford, Jaguar, Range Rover, Audi, PSA, Mercedes-Benz, Volvo and Renault in Europe and Honda in Asia. During 1996, the Company won a number of important new business commitments for interior GLAREFREETM electrochromic mirrors. The commitments include orders in North America and Europe, and they represent a major step forward in the Company's positioning as a strong player in a global market for electrochromic mirrors that industry sources expect to mature at $500 million. With strong technologies to offer and having favorably settled the patent issues that have hampered its ability to compete in recent years, the Company has set ambitious goals for increasing its electrochromic mirror market share in the years ahead.

New applications in electronics continue to play an increasing role in the Company's future. As vehicles become more electronically sophisticated, auto manufactures are looking for opportunities to pack value-added features into new areas of the car. The Company is a leader in developing "plug and play" modules that are flexible and allow vehicle manufacturers to offer different configurations of features through the same module. At the end of April 1997, the Company announced a new business order with a European customer that leads in that trend. Included in the order are highly sophisticated overhead trim components that are integrated with advanced optical lighting, all designed by the Company, which are to be produced at Donnelly Eurotrim, Ltd., the Company's Irish interior lighting and trim start-up operation located just outside Dublin. The overhead consoles have four optically precise lights integrated into the units that provide directed light with little or no spillover glare. Also included in the order are interior electrochromic mirrors that function as a communications node for a vehicle's electronics system, representing a significant first in the automotive industry. In essence, the electronics that control a number of different passenger comfort and safety functions have been integrated into the rearview mirror.

As discussed in Item 1 (c) "Narrative Description of Business" under the "Non-Consolidated Joint Ventures" heading, in September 1997, the Company announced that it had entered into an agreement with Lear Corporation to form Lear Donnelly, a joint venture for the design, development, marketing and production of interior trim overhead systems and components, including headliners, overhead consoles, visors, handles, lighting components and other components for the global market.

The Company has developed a number of non-automotive businesses and relationships over the years, which arose from core technologies that had applications outside of the automotive industry. The Company's non-automotive businesses have been structured to be operated independently from the Company's core automotive business. As discussed in Item 1 (c) "Narrative Description of Business" under the "Non-Automotive Businesses" heading, in the third quarter of 1997, the Company created Donnelly Optics Corporation, a subsidiary based in Tucson, Arizona, to sell and manufacture high-quality, injection molded, diffractive and hybrid optical lenses and systems. Also, effective June 29, 1997, the Company created Information Products, Inc., which the Company believes is the world's largest producer of specialty coated and shaped glass for the computer touch screen industry, a subsidiary based in Holland, Michigan that had previously operated as the Company's Information Products Division.

Also as part of the Company's strategy, the Company has implemented various joint ventures in emerging automotive markets. The Company has established the Asian and the South American markets as the top two emerging market priorities. As discussed in Item 1 (c) "Narrative Description of Business" under the "Non-Consolidated Joint Ventures" heading, in the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, a joint venture, which is expected to begin manufacturing encapsulated and framed glass products by the second quarter of 1998. In addition, during the second quarter of 1997, the Company announced the formation of its second automotive mirror joint venture in China, Shunde Donnelly Zhen Hua, which produces automotive mirror systems in the Chinese city of Shunde. In August 1997, the Company announced the formation of Donnelly/Arteb, LTDA, an automotive mirror joint venture in Sao Paulo, Brazil, which is expected to begin producing mirrors for the South American market during the first half of 1998.

Other than the aforementioned items, the Company has not otherwise made any public announcements of, or otherwise made public information about, a new product or industry segment which would require the investment of a material amount of the Company's assets or which otherwise would be material.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's primary raw materials are glass, resins and adhesives. Glass is supplied by third party glass manufacturers such as PPG Industries, Inc., and by glass manufacturers affiliated with automakers. For modular windows, the automakers contract directly with the glass manufacturers and the Company passes the cost of the glass through to its automotive customers. Resins and adhesives are another important raw material. Most of the resins and adhesives the Company uses are supplied by Condea Vista Company and Dow Chemical, although the Company believes that alternative suppliers are available. Generally, the Company has multiple sources of supply for the important materials and components used in its products. An adhesive for one of the Company's principal products is supplied solely by Dow Chemical and the Company believes that an alternative source of supply is not currently available. Because of the commodity nature of common materials such as glass and plastics, the Company is somewhat vulnerable to price fluctuations in many of its material purchases.

PATENTS, LICENSES, ETC.

While the Company owns approximately 228 patents and considers them important, the Company as a whole is not dependent to any material extent upon any single patent or group of patents. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are more important than its patents. Certain technology of the Company had been the subject of patent litigation. See
Item 3.

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

WORKING CAPITAL

In September 1997, the Company entered into a new unsecured $160 million multi-currency global revolving credit agreement to meet the financing needs of Donnelly Corporation and its majority owned, controlled subsidiaries. This multi-currency revolving credit agreement replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsch Mark revolving Eurocredit loan agreement. Borrowings under this agreement bear interest, at the election of the Company at a floatin rate equal to (i) the Federal Funds Funding rate plus .385% to .875% or (ii) the Eurodollar rate plus
 .185% to .0675% based on specific financial ratios of the Company. The Company expects the initial borrowings under the agreement to bear interest at a floating rate of approximately 3.5-6.0% per annum. This new revolving credit agreement terminates in September, 2004, with opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

In November 1996, the Company entered into a three-year agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. At June 28, 1997, a $40.0 million interest had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount fees were $1.1 million in 1997, and are included in administrative and general expense. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

Other than the item summarized above, the Company does not believe that it, or industries which it serves in general, have any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

IMPORTANCE OF LIMITED NUMBER OF CUSTOMERS

In 1997, approximately 74% of the Company's net sales were to the following major automobile manufacturers:

         Ford Motor Company                          25%
         Chrysler Corporation                        20%
         Honda of America Mfg., Inc.                 11%
         BMW                                          7%
         VW                                           6%
         General Motors Corporation                   5%
                  Total                              74%

The loss of any one of these customers would have a material adverse effect on the Company.

BACKLOG OF ORDERS

As of June 28, 1997, and June 29, 1996, the Company's backlog of orders was approximately $150 million and $93 million, respectively. The Company believes that all of its existing backlog will be delivered during the current fiscal year. The Company generally sells to automakers on the basis of long-term purchase contracts or one-year purchase orders, which generally provide for releases for approximately 30 to 90 days of production. Unshipped products under these releases and short-term purchase order constitute the Company's backlog.

GOVERNMENT CONTRACTS

The Company does not believe that any portion of its business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the government.

COMPETITION

Competition in the markets for the Company's automotive products is based primarily on manufacturing capabilities, design, quality, cost and delivery. A number of the Company's competitors are divisions or subsidiaries of larger corporations, including vertically integrated glass companies, with greater financial resources than the Company and with well-established relationships with automakers. The level and nature of competition involving the Company's automotive products are varied.

Interior Rearview Mirrors. The Company knows of three principal competitors in the U.S. market: one in the market for base interior rearview mirror assemblies, one in the electrochromic market and one in the lighted mirror market. The Company has several worldwide competitors for interior mirror glass sales in Japan and Europe, although the Company believes each interior mirror glass competitor has a smaller market share than the Company. In Europe, the Company competes with several other manufacturers of complete interior rearview mirror assemblies.

The Company's principal competitor for automatic electrochromic rearview mirrors is Gentex Corporation, which currently has a dominant share of the market for electrochromic mirrors. The Company and Gentex Corporation had been involved in patent litigation with respect to certain aspects of electrochromic technology. The litigation has previously had an adverse impact on the Company's ability to market interior electrochromic mirrors in the United States and Europe. During the fourth quarter of 1996, the Company reached a patent and licensing settlement with Gentex Corporation, and management believes that this settlement will facilitate its efforts to market electrochromic mirrors.

Exterior Rearview Mirrors. The Company has many competitors in the worldwide exterior rearview mirror market. With the Company's recent acquisition of a controlling interest in Donnelly Hohe, the Company believes that it is now a leading producer of automotive exterior rearview mirrors. The Company has one competitor in the U.S. market for automatic exterior electrochromic mirrors.

Modular Windows. The Company has many competitors in the worldwide modular window market. Certain competitors are major automotive glass manufacturers or are closely associated with automobile or glass manufacturers. The Company believes that the glass manufacturers could further vertically integrate into glass molding and that these companies would be significant competitors due to their size. However, the Company believes that it is still a technology leader for glass encapsulation and metal bonding of attachments to glass.

Other Products. There are many competitors in the market for interior lighting and trim products, many of whom have greater resources and market share than the Company. With respect to its information products business, the Company believes it is the world's leading producer of coated bent glass for the CRT-based electronic display and interactive systems market. Competition in both of these segments is based on price, service and quality.

RESEARCH AND DEVELOPMENT

Continued emphasis on effective research and product development is a key part of the Company's strategy for future growth. The Company believes that its technological and product development capabilities will enable the Company to provide sophisticated integrated modules and systems and to perform the increased responsibilities automotive suppliers are expected to manage.

In 1997, 1996 and 1995, research and development expenditures were $32.5 million, $27.7million and $22.7 million, respectively, or 4.8%, 6.3% and 5.9% of the Company's total net sales for those years. The Company expects to spend approximately 5% of its net sales each year on research and development.
Approximately 80% of the Company's research and development expenditures are product specific and conducted by the Company's product engineers. The Company has a corporate applied research group, including several Ph.D's, located at research facilities in Holland, Michigan, and at a separate applied research center in Tucson, Arizona. The Company owns numerous U.S. and foreign patents and has licenses for other patents and technology. The Company also licenses certain of its own patents and technology to others. The Company believes its manufacturing know-how, design of its own manufacturing equipment and
development  of   manufacturing   processes  are  other  important   competitive
advantages.

HUMAN RESOURCES

The Company believes its human resources are one of its fundamental strengths. The Company has operated for 45 years under a team-based, participative management system. The Company believes that this approach has increased productivity by emphasizing employee opportunity and participation aimed at continuous improvement. The Company believes this emphasis has resulted in enhanced long-term productivity, cost control and product quality and has helped the Company attract and retain capable employees. The Company was rated one of the 10 best companies to work for in America in the most recent edition (1993) of the publication "100 Best Companies to Work for in America."

The Company currently has approximately 5,000 employees worldwide and approximately 2,700 work in the Company's North American operations in the U.S. and Mexico. The Company's non-North American employees are primarily located in Germany, Ireland, France and Spain. The Company considers its relationship with its employees to be good.

The Company's United States workforce is non-union. The Company's workforces in Ireland, Mexico and France are unionized, as are the workforces of most companies in these countries. The Company's workforce in Germany is represented by a works council which has employee representation. The workforces of most companies in Germany are required to be represented by works councils. The Company's workforce in Spain is non-union. The Company has no collective bargaining agreements in Ireland or Mexico, where non-economic terms of employment are governed by statute. The Company negotiates wages and benefits approximately annually with its German, Spanish and Irish workforce. The Company negotiates wages approximately annually and benefits approximately bi-annually with its workforce in Mexico. The Company's French subsidiary is subject to the salary schedule and conditions collectively agreed to on a national and regional basis between employers and employees in the plastics industry. The Company is currently reducing its European workforce as part of its European restructuring plan. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ENVIRONMENTAL MATTERS

Like similar companies, the Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurances that material costs or liabilities will not be incurred in connection with such claims.

Certain Environmental Laws regulate air emissions, water discharges, hazardous materials and wastes and require public disclosure related to the use of various hazardous or toxic materials. The Company's operations are also governed by Environmental Laws relating to workplace safety and worker health. Compliance with Environmental Laws may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements.

Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws, and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on the Company's financial position or results of operations and cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory authorities, may give rise to additional expenditures or liabilities that could be material.

"SAFE HARBOR" PROVISIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers and (iv) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

ITEM 1 (d)        INFORMATION ABOUT FOREIGN OPERATIONS

During 1996, approximately 33% of combined consolidated net sales were derived from the operations of the Company's wholly-owned European subsidiaries. Approximately 9% of combined consolidated net sales were derived from export shipments from the Company's United States operations to customers in foreign countries. The Company has licensed major automotive glass companies in Europe and Japan to manufacture modular windows for sale in foreign markets using the Company's technology.

In the second quarter of 1997, the Company began consolidating the financial statements of Donnelly Hohe, a subsidiary based in Collenberg, Germany. For the Company's year ended June 28, 1997, financial statements are consolidated using Donnelly Hohe's year end balance sheet at May 31, 1997, and the nine month operating results ended May 31, 1997. See Notes l and 3 to the combined consolidated financial statements in Item 8 for a more thorough discussion.

North American revenues are revenues produced by assets located in the United States and Mexico. Export revenues are foreign revenues produced by identifiable assets located in the United States. European revenues are generated by identifiable assets at the Company's majority-owned subsidiaries located in Germany, Ireland, Spain and France. The Company operates one subsidiary in Germany, Donnelly Hohe GmbH & Co. KG; three subsidiaries in Ireland, Donnelly Mirrors Limited, Donnelly Visions Systems Europe Limited and Donnelly Eurotrim Limited; one in Spain, Donnelly Hohe Espana S.A.; one in France, Donnelly EuroGlas Systems; and one in Mexico, Donnelly De Mexico, S.A. de C.V. A summary of the Company's operations by geographic area follows:

In thousands   Year ended     1997         1996         1995
Revenues:
North American:
     United States .....   $ 390,852    $ 338,355    $ 320,431
       Export:
         Americas ......      54,302       49,655       25,016
         Asia ..........       2,825          532          981
         Europe ........       1,829        1,917        2,786
         Other .........          76         --             15
                             449,884      390,873      349,229
European ...............     221,413       49,112       34,111
                           $ 671,297    $ 439,571    $ 383,340

Operating Income (Loss):

North American .........   $  25,528    $  17,208    $  18,572
European ...............      (7,847)      (3,717)      (1,539)
                           $  17,681    $  13,491    $  17,033

Identifiable Assets:

North American .........   $ 200,100    $ 232,370    $ 193,545
European ...............     158,193       39,122       30,243
                           $ 358,293    $ 271,492    $ 223,788

Fluctuating exchange rates and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of the Company's foreign operations

ITEM 2.           PROPERTIES

The Company and its consolidated subsidiaries own or lease facilities which are located throughout the United States, Germany, Ireland, Spain, France and Mexico. The location, square footage and use of the most significant facilities at August 29, 1997, were as follows:

LOCATION


     Location of Facility     Square Footage                               Use
Holland, Michigan (10)*         887,000      Manufacturing, Warehouse and Office
Grand Haven, Michigan           135,000      Manufacturing, Warehouse and Office
Newaygo, Michigan*              177,000      Manufacturing, Warehouse and Office
Detroit, Michigan*                4,000      Sales and Marketing Office
Mt. Sterling, Kentucky           37,000      Manufacturing, Warehouse and Office
Tucson, Arizona (2)*             49,000      Research and Sales Office
Naas, Ireland                    84,000      Manufacturing, Warehouse and Office
Manorhamilton, Ireland           25,000      Manufacturing, Warehouse and Office
Dublin, Ireland                  31,000      Manufacturing, Warehouse and Office
Langres, France*                 40,000      Manufacturing, Warehouse and Office
Collenberg, Germany(2)*         228,000      Manufacturing, Warehouse and Office
Dorfprozelten, Germany*         319,000      Manufacturing, Warehouse and Office
Schleiz, Germany (2)*            94,000      Manufacturing, Warehouse and Office
Monterrey, Mexico                40,000      Manufacturing, Warehouse and Office
Barcelona, Spain                 34,000      Manufacturing, Warehouse and Office
Palmela, Portugal                17,000      Warehouse and Office
Shunde City, China (3)**         74,000      Manufacturing, Warehouse and Office
Shanghai, China**                11,000      Manufacturing and Office
Tokyo, Japan*                     4,000      Sales and Marketing Office
Goteborg, Sweden*                 4,000      Design Office

     *Leased facilities. Three of the ten Holland, Michigan facilities are leased. Approximately 165,000 square feet of the Dorfprozelten, Germany facility is leased. One of the two Schleiz, Germany facilities is leased. One of the two Collenberg, Germany facilities is leased.
     **Owned or leased by a joint venture.

The Company believes its facilities are modern, well-maintained and adequately insured and are primarily utilized. Because of its rapid growth in sales, the Company is continually evaluating the need for additional office, manufacturing and warehouse space.

As of June 28, 1997, the Company had capital expenditures purchase commitments outstanding of approximately $6.5 million.

ITEM 3.           LEGAL PROCEEDINGS

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. ("Midwest") filed a lawsuit against the Company in Cook County, Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products division. The litigation has been removed to the Federal District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products division had been reached, and has filed its lawsuit in an attempt to compel the Company to proceed with the sale or to pay Midwest damages. Management believes that the claim by Midwest will be resolved without a material effect on the Company's financial condition or results of operations and liquidity. The Company has filed a motion with the court requesting summary judgment in favor of the Company.

In April 1996, the Company reached a patent and licensing settlement with Gentex Corporation that resolved patent litigation between the two companies relating to automotive electrochromic rearview mirrors. In the settlement, the Company and Gentex Corporation agreed to cross-license certain patents, which each company may practice within its own core technology. The Company's core electrochromic technology achieves dimming by electrochromic coloration of a solid film, and the Company manufactures and markets electrochromic mirrors using the Company's solid film electrochromic technology. In the settlement, the parties also agreed not to pursue litigation against each other on certain other patents for a period of four years. In addition, Gentex Corporation agreed to pay the Company a settlement of $6.0 million in patent settlement fees. The Company used the settlement proceeds primarily to offset related patent litigation costs that had previously been capitalized and recognized a gain of $2.3 million, net of those costs.

In June, 1994, the Company entered into a joint venture with Happich Fahrzeug-InnausstaHung GmbH of Germany ("Happich") to produce sun visors, grab handles and other interior parts in North America. In July, 1995, when the joint venture was at an early stage of its development, Happich expressed its desire to terminate the joint venture. The parties have been engaged in arbitration over the terms of the joint venture termination since July 29, 1996. On July 31, 1997 the Company was granted an interim arbitration award favorable to the Company and indicating that the arbitration will be concluded without a material effect on the Company's financial condition or results of operation and liquidity, with the final award yet to be determined.

Other Litigation. The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 28, 1997.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

Senior Corporate and Executive Officers of Registrant. The Senior Corporate and Executive Officers of the Company are as follows:

                                       Positions and          Year First Elected
Name                           Age     Offices Held            Executive Officer

J. Dwane Baumgardner, Ph.D.    57      Chairman, Director,            1978
                                       CEO, President
Hans W. Huber                  49      COO of Europe                  1997
Donn J. Viola                  52      COO of North America           1996
John F. Donnelly, Jr.          45      Senior Vice President          1986
Maryam Komejan                 46      Senior Vice President,
                                       Corporate Secretary            1993
Niall R. Lynam, Ph.D.          43      Senior Vice President          1992
William R. Jellison            39      Vice President, Corporate
                                       Controller, Treasurer          1991

John F. Donnelly, Jr., is a descendant of Bernard P. Donnelly, Sr., the Company's founder, and is the brother of Joan E. Donnelly, a director of the Company. B. Patrick Donnelly, III, Joan E. Donnelly, Thomas E. Leonard, Gerald
T. McNeive, Jr. and Rudolph B. Pruden, all Directors of the Company, are descendants of, or are married to descendants of Bernard P. Donnelly. There are no other family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Dr. Baumgardner has been Chief Executive Officer and a director since 1982, Chairman of the Board since 1986 and President since 1994. Hans Huber joined the Company as Chief Operating Officer of the Company's European operations in September of 1997. Prior to joining the Company, he served as Vice President and General Manager of Framatome Connectors Automotive from 1992 to 1997, where he was responsible for business growth, budgets and operations throughout Europe and North America. Donn Viola joined the Company as Chief Operating Officer of the Company's North America operations in August 1996. Prior to joining the Company, he was Senior Executive Vice President, Chief Operating Officer and member of the Board of Directors for Mack Trucks Incorporated from 1994 to 1996 and was Executive Vice President of Manufacturing, Purchasing and Quality from 1990 to 1994. John F. Donnelly, Jr. was elected Senior Vice President in 1993. Prior to that time he was Vice President from 1986 through 1993. Maryam Komejan has been Senior Vice President since 1995, Vice President since 1993 and Corporate Secretary since 1989. Niall Lynam was elected Senior Vice President and Chief Technical Officer in 1996. Prior to that time he was Vice President from 1992 through 1996. William R. Jellison has been Vice President since 1991, Corporate Controller since 1992 and Treasurer since 1988.

Officers are elected annually.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Shares are traded on the New York Stock Exchange under the symbol DON. Prior to March 10, 1997, the Common Shares were traded on the American Stock Exchange under the symbol DON. The following table sets forth for the fiscal periods indicating the high and low sale prices of the Common Shares, as reported by the New York Stock Exchange, beginning on March 10, 1997, and by the American Stock Exchange prior to March 10, 1997, and dividends declared per share.

     Fiscal                      1997                         Dividends
     Quarter              High             Low                 Declared
First                 $14.70             $ 11.80               $ .08
Second                 17.90               14.10                 .08
Third                  20.00               16.00                 .10
Fourth                 17.38               14.38                 .10


Fiscal                           1996                        Dividends
Quarter                High             Low                   Declared

First                 $13.40              $11.60              $  .08
Second                 12.50               11.00                 .08
Third                  11.90               10.40                 .08
Fourth                 12.90               11.00                 .08

As of August 29, 1997, the Company had approximately 1,000 holders of record of shares of Class A Common Stock.

ITEM 6.           SELECTED FINANCIAL DATA

                            1997         1996        1995         1994         1993
Net sales .............   $ 671,297   $ 439,571   $ 383,340    $ 337,262   $ 300,927

Gross profit ..........   $ 126,668   $  81,741   $  82,568    $  73,632   $  68,910
Restructuring charges
  (gain) ..............   $   9,965   $   2,399   $  (2,265)   $   1,184   $    --
Operating income ......   $  17,681   $  13,491   $  17,033    $  13,121   $  12,458
Income before taxes on
 income ...............   $  12,005   $  12,349   $  16,823    $  11,008   $  10,936
Income from continuing
 operations ...........   $  10,020   $   8,454   $  11,009    $   7,258   $   7,852

                               1997        1996        1995         1994        1993
Income from continuing
  operations per common
  share ...............   $    1.01   $    0.86   $    1.14    $    0.75   $    0.82
Dividends declared per
  common share ........   $    0.36   $    0.32   $    0.26    $    0.26   $    0.22
Total assets ..........   $ 358,293   $ 271,492   $ 223,788    $ 183,801   $ 139,840
Debt including current
  maturities ..........   $ 122,901   $ 101,916   $  66,802    $  53,485   $  33,765
Preferred stock .......   $     531   $     531   $     531    $     531   $     531
Shareholders' equity
  (total) .............   $  93,827   $  88,852   $  82,900    $  70,826   $  65,546

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Incorporated  by  reference  from  the  1997  Annual  Report,   see  "Management
Discussion and Analysis of Results of Operations and Financial Condition" at pages 19-25, which is filed as Exhibit 13 to this Form 10-K report.

ITEM 7(a)     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to include disclosure with respect to this item for the fiscal year ended June 28, 1997.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following combined consolidated financial statements which appear in the 1997 Annual Report are incorporated by reference:

         Combined Consolidated Statements of Income - Page 26.

         Combined Consolidated Balance Sheets - Page 27.

         Combined Consolidated Statements of Cash Flows - Page 28.

         Combined Consolidated Statements of Shareholders' Equity - Page 29.

         Notes to the Combined Consolidated Financial Statements - Pages 30-40.

         Management's Responsibility for Financial Reporting - Page 41.

         Report of Independent Certified Public Accountants - Page 41.

Quarterly financial data relating to the results of operations for the years ended June 28, 1997, and June 29, 1996, appears in the 1997 Annual Report in
Note 17 of the Notes to the Combined Consolidated Financial Statements at Page 40 and is incorporated herein by reference.

ITEM 9 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant. Information relating to the directors and director nominees of the Registrant contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 17, 1997, and filed pursuant to Regulation 14A, is incorporated by reference.

Executive Officers of the Registrant. Information relating to the executive officers of the Company is included in Item 4 of Part I of this Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

Information relating to executive compensation is contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 17, 1997 and the information within those sections is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Voting Securities and Principal Holders Thereof", "Nominees for Election as Directors" and "Securities Ownership of Management" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 17, 1997, and the information within those sections are incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 17, 1997, and the information within that section is incorporated by reference.

                                    PART IV.

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

1. Financial Statements. The Registrant's combined consolidated financial statements, for the year ended June 28, 1997, together with the Report of Independent Certified Public Accountants appear in the 1997 Annual Report on pages 26-41 and are incorporated by reference and are filed as Exhibit 13 to this Form 10-K report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

2. Financial Statement Schedules. The following are included in Part IV of this report for each of the years ended June 28, 1997, June 29, 1996 and July 1, 1995 as applicable:

                                                                           Page
Report of Independent Certified Public Accountants on
    Financial StatementSchedule                                            23
Schedule II, Valuation and Qualifying Accounts                             24

All other schedules are not submitted because they are not applicable or because the required information is included in the combined consolidated financial statements or notes thereto.

3. Exhibits. Reference is made to the Exhibit Index which is found on the last two pages of the body of this Form 10-K Annual Report preceding the exhibits.

(b)  REPORTS ON FORM 8-K

The Registrant filed a Form 8-K, dated October 28, 1996, relating to the acquisition of a controlling interest in Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"). Therefore, Donnelly Hohe's financial statements are consolidated with those of the Registrant beginning in the second quarter. The initial filing included a description of the acquisition and additional options to increase the Registrant's ownership in the future. The Registrant also filed a Form 8-K/A, dated November 27, 1996, which was an amendment to the above Form 8-K. The originally filed Form 8-K did not include audited financial statements for Donnelly Hohe (the business acquired) or pro forma financial statements, which were both filed under cover of the amended Form 8-K/A. The Registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended June 28, 1997.

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

DONNELLY CORPORATION



/s/J. Dwane Baumgardner
Chairman, Chief Executive
Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated. The persons named below each hereby appoint J. Dwane Baumgardner and William R. Jellison, and each of them severally, as his or her attorney in fact, to sign in his or her name and on his or her behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to thi report on Form 10-K.



/s/J. Dwane Baumgardner                    /s/William R. Jellison
Chairman, Director,                        Vice President, Corporate
Chief Executive Officer,                   Controller and Treasurer
and President

/s/John A. Borden                          /s/Arnold F. Brookstone
Director                                   Director

/s/B. Patrick Donnelly III                 /s/Joan E. Donnelly
Director                                   Director

/s/R. Eugene Goodson                       /s/Thomas E. Leonard
Director                                   Director

/s/Gerald T. McNeive, Jr.                  /s/Rudolph B. Pruden
Director                                   Director

/s/Donald R. Uhlmann
Director


DATE: September 24, 1997
Donnelly Corporation
Annual Report - Form 10-K

Report of  Independent  Certified  Public  Accountants  on  Financial  Statement
Schedule

Donnelly Corporation
Holland, Michigan


The audits referred to in our report dated August 1, 1997, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which are incorporated by reference in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO SEIDMAN, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
August 1, 1997

                              DONNELLY CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                            COLUMN A                    COLUMN B         COLUMN C          COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------------------------
                                                        BALANCE AT                                         BALANCE AT
                                                        BEGINNING                                             END
                          DESCRIPTION                    OF PERIOD        ADDITIONS        DEDUCTIONS        PERIOD
----------------------------------------------------------------------------------------------------------------------
RESERVE FOR UNCOLLECTIBLE ACCOUNTS AND
SALES RETURNS AND ALLOWANCES:
     YEAR ENDED JULY 1, 1995                               $676            -- (1)          -- (1)              $575
     YEAR ENDED JUNE 29, 1996                              $575            -- (1)          -- (1)              $571
     YEAR ENDED JUNE 28, 1997                              $571          $473 (2)          -- (1)            $1,064

(1)    INFORMATION IN THIS COLUMN IS NOT SIGNIFICANT
(2)    INCREASE DUE TO CONSOLIDATION OF SUBSIDIARY

                            Annual Report - Form 10-K

                                  Exhibit Index

3.        Articles of Incorporation  and Bylaws are incorporated by reference to
          Exhibit 3.1 and 3.2 of Registrant's Registration Statement on Form S-1, as amended, dated March 9, 1988, (Registration No. 33-17167) ("S-1 Registration Statement").

4.        A specimen stock certificate of the Class A Common Stock.

10.1 Amended and Restated First Chicago Revolving Credit Loan Agreement was filed as part of Form 10-K for the fiscal year ending June 29, 1996, as Exhibit 10.1 and is hereby incorporated by reference.

10.2 Nationwide Life Insurance Company Debt Agreement was filed as part of Form 10-K for the fiscal year ended July 1, 1995, as Exhibit 10.1 and is hereby incorporated herein by reference.

10.3 An English language summary of an Acquisition Agreement and related documents written in German between the Registrant, Donnelly GmbH, Hohe GmbH & Co. KG ("Hohe") and other related parties, dated May 25, 1995, was filed as Exhibit 2 to a Form 8-K dated on June 9, 1995, which has been subsequently amended and that Exhibit 2 is hereby incorporated herein by reference.

10.4 Nationwide Life Insurance Company Debt Agreement was filed as part of Form 10-K for the fiscal year ended July 2, 1994, as Exhibit 10.1 and is hereby incorporated herein by reference.

10.5 The Principal Mutual Debt Agreement was filed as part of Form 10-K for the fiscal year ended July 3, 1993, as Exhibit 10.2 and is hereby incorporated herein by reference.

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

10.11 The Donnelly Corporation Executive Compensation Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit
          10.11 and is hereby incorporated by reference.

10.12 The Donnelly Corporation Unfunded Deferred Director Fee Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as
          Exhibit 10.12 and is hereby incorporated by reference.

10.13 The Donnelly Corporation Pension Plan for Outside Directors was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as
          Exhibit 10.13 and is hereby incorporated by reference.

10.14 The Donnelly Corporation Supplemental Retirement Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as
          Exhibit 10.14 and is hereby incorporated by reference.

10.15 The Donnelly Corporation Deferred Compensation Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit
          10.15 and is hereby incorporated by reference.

10.16 Letter from Donnelly Corporation to Mr. Donn Viola dated July 12, 1996, as modified on July 22, 1996 was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.17 and is hereby incorporated by reference.

10.17 Letter from Donnelly Corporation to Mr. Russell Scaffede dated September 15, 1995 was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.18 and is hereby incorporated by reference.

10.18 An English language summary of the Security Pooling Agreement written in German between the Registrant and Donnelly Hohe GmbH & Co. KG dated September 15, 1995 was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.19 and is hereby incorporated by reference.

10.19 Receivables Purchase Agreement among Donnelly Receivables Corporation, Falcon Asset Securitization Corporation and the First National Bank of Chicago dated as of November 14, 1996 was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.20 and is hereby incorporated by reference.

13 Certain portions of the Donnelly Corporation 1997 Annual Report to Shareholders. This information was delivered to the Company's Shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21        Schedule of Affiliates.

23        Consent of BDO Seidman, LLP, independent public accountants.

27        Financial Data Schedule.

                                                                       EXHIBIT 4

48658
                                                                          SHARES
NUMBER

DCA          DONNELLY /(R)/ INCORPORATED UNDER THE LAWS OF THE STATE OF
MICHIGAN
                                                               CUSIP 257870 10 5
                                             SEE REVERSE FOR CERTAIN DEFINITIONS
             DONNELLY CORPORATION       CLASS A COMMON STOCK


             THIS CERTIFIES THAT

             IS THE OWNER OF

 FULLY PAID AND NON-ASSESSABLE SHARES OF $.10 PAR VALUE CLASS A COMMON STOCK OF


Donnelly Corporation transferable on the books of the Corporation in person or by duly authorized attorney upon surrender of this certificate properly endorsed. This certificate and the shares represented hereby are issued and shall be held subject to all of the provisions of the Articles of Incorporation and of any amendments thereto (copies of which are on file with, and are available from, the Transfer Agent and the Corporation), to all of which the holder by acceptance hereof, assents.
     This certificate is not valid until countersigned by the Transfer Agent and registered by the Registrar. Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.


     [DONNELLY CORPORATION SEAL]


     Dated


     /s/ Duane Baumgardner
     CHAIRMAN OF THE BOARD      [PHOTO]


     /S/ Maryam Komejan
     SECRETARY
                                                 COUNTERSIGNED AND REGISTERED:
                                                       THE BANK OF NEW YORK
                                                                  TRANSFER AGENT
                                                                   AND REGISTRAR
                                                 BY:


                                                          AUTHORIZED SIGNATURE

                              DONNELLY CORPORATION


THE CORPORATION WILL FURNISH WITHOUT CHARGE TO EACH SHAREHOLDER WHO SO REQUESTS, A FULL STATEMENT OF THE DESIGNATION, RELATIVE RIGHTS, PREFERENCES AND LIMITATION OF THE SHARES OF EACH CLASS AUTHORIZED TO BE ISSUED, THE DESIGNATION, RELATIVE RIGHTS, PREFERENCES AND LIMITATIONS OF EACH SERIES OF SHARES SO FAR AS THE SAME HAVE BEEN PRESCRIBED AND THE AUTHORITY OF THE BOARD TO DESIGNATE AND PRESCRIBE THE RELATIVE RIGHTS, PREFERENCES AND LIMITATION OF OTHER SERIES.


     The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:


TEN COM - as tenants in common UNIF GIFT MIN ACT ______Custodian______ TEN ENT - as tenants by the entireties (Cust) (Minor) JT TEN - as joint tenants with right
          of survivorship and not as           Under Uniform Gifts to Minors
          tenants in common                    Act_____________________________
                                                      (State)


Additional abbreviations may also be used though not in the above list.

For value received, _______________hereby sell, assign and transfer unto


   PLEASE INSERT SOCIAL SECURITY OR OTHER
      INDENTIFYING NUMBER OF ASSIGNEE



Please print or typewrite name and address including postal zip code of assignee.



_________________________________________________________________________ Shares
of the Common Stock represented by the within Certificate, and do hereby irrevocably constitute and appoint______________________________________________


--------------------------------------------------------------------------------
Attorney to transfer the said stock on the books of the within-named Corporation with full power of substitution in the premises.


Dated, ___________________



  NOTICE: The signature to this assignment must correspond with the name as written upon the face of the Certificate, in every particular, without alteration or enlargement, or any change whatever.

                                                                      EXHIBIT 13

                      DONNELLY CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Effective April 1, 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"), a German limited partnership. Donnelly Hohe, based in Collenberg, Germany, supplies many of the leading European automakers with interior and exterior rearview mirrors through manufacturing facilities in Germany and Spain.

Donnelly Hohe consists of a general partnership and a limited partnership. The general partnership controls Donnelly Hohe's assets and manages its operations while the limited partnership is the recipient of all income or losses generated by Donnelly Hohe's operations. The Company's original equity investment of $3.6 million consisted of a 48% interest in the general partner and a 66 2/3% interest in the limited partner. In the second quarter of 1997, the Company acquired an additional 13% interest in the general partner, resulting in the Company owning a controlling interest in the general partner of Donnelly Hohe. As a result, Donnelly Hohe's financial statements were consolidated with those of the Company, beginning with the second quarter of 1997. From the initial date of acquisition, April 1, 1995, through the first quarter of 1997, the Company's investment in Donnelly Hohe was accounted for using the equity method of accounting. An additional 13% interest in the general partnership was acquired in the third quarter of 1997, increasing the Company's interest in the general partnership to 74%. The Company's limited partnership interest has remained unchanged, therefore, the impact on net income has remained unchanged for each period reported.

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of and for a period ended on a particular date include Donnelly Hohe's financial statements as of and for a period ended approximately one month before that date. The Company intends to continue this practice. The Company's financial statements as of and for the year ended June 28, 1997, consolidate Donnelly Hohe's financial statements as of and for the nine month period ended May 31, 1997. All year references are relating to the Company's fiscal year.

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year. The comparability of the Company's results on a period to period basis is also affected by the Company's implementation of new joint ventures, alliances, acquisitions and investments in new product lines.

RESULTS OF OPERATIONS

Comparison of 1997 to 1996

Net sales were $671.3 million in 1997 compared to $439.6 million in 1996. The consolidation of Donnelly Hohe contributed approximately $164.0 million of net sales in 1997. Excluding Donnelly Hohe, consolidated net sales for 1997 were $507.3 million, an increase of 15% over 1996. The Company continues to experience significant price pressures from many of its main automotive customers. While these price pressures continue to impact the Company's gross profit and operating margins, they did not have a material impact on the Company's net sales for 1997.

Net sales for the Company's North American operations increased by approximately 15% in 1997 compared to 1996. The increase in North American net sales occurred despite the fact that automotive industry production increased less than 5%. The increase was primarily due to programs launched in 1996 running at full production volumes and new product introductions in the modular window, door handle and interior trim product lines. Net sales also increased as a result of strong sales of vehicles containing Company products, such as the Chrysler Caravan/Voyager and the Ford Expedition.

The Company's consolidated European sales increased by approximately $172 million in 1997 from 1996 primarily due to the consolidation of Donnelly Hohe. Excluding the consolidation of Donnelly Hohe, net sales for the Company's European operations were approximately 17% higher due to increased sales of interior and electrochromic mirrors and modular windows.

Gross profit margin for 1997 was 18.9% compared to 18.6% in 1996.

The Company's North American gross profit margins were stronger for the year due to higher volumes, significantly lower start-up expenses compared to 1996, non-recurring costs incurred in 1996, stronger performance at the Company's subsidiary in Mexico and stronger sales and operational performance for the Company's information products business. In 1996, the Company's North American gross profit margin was negatively impacted due to the simultaneous start-up of three major new business programs which resulted in annual net sales exceeding $100 million in 1997. North American gross profit margin performance was also significantly impacted in the third quarter of 1996 by technical difficulties with one of the Company's suppliers on a new business program.

The Company's European gross profit margins were stronger than the previous year primarily due to the consolidation of Donnelly Hohe and the Company's subsidiary in France operating at normal production volumes during the period. Donnelly Hohe's gross profit margins, particularly Donnelly Hohe's operation in Spain, are equal to or slightly higher than those of the Company's other foreign affiliates. Partially offsetting these improvements were lower gross profit margins at the Company's Irish operations due to a number of factors, including a paint supplier performance problem and price decreases resulting from currency fluctuations associated with the strong Irish punt. These have impacted gross profit in 1997 by approximately $4.0 million. The paint supplier performance problem is primarily due to process related scrap expenses and the supplier's difficulty in meeting customer schedules. This has resulted in excessive scrap, rework and freight costs to the Company. The Company is in the process of determining alternative sources of supply for these products including the potential transfer to Donnelly Hohe.

Selling, general and administrative expenses were 9.9% of net sales in 1997 compared to 8.7% in 1996. These expenses increased from $38.1 million in 1996 to $66.5 million in 1997. The increase resulted from the consolidation of Donnelly Hohe, support necessary for higher sales from new business programs, support for the ramp-up of the Donnelly Optics business and from discount fees associated with the securitization of accounts receivable. In addition, a patent settlement gain, net of litigation expenses, was recognized in 1996 resulting in a reduction of these expenses by 0.5% of net sales.

Research and development expenses were $32.5 million in 1997 compared to $27.7 million in 1996. These expenses decreased from 6.3% of net sales in 1996 to 4.8% of net sales in 1997 due to the consolidation of Donnelly Hohe. Excluding the consolidation of Donnelly Hohe, research and development expenses were 5.8% of net sales in 1997. Management currently expects that these expenses will be approximately 4.5% to 5.5% of net sales in future periods.

In the fourth quarter of 1997, the Company recognized a $10 million restructuring charge in the Company's European operations to realign manufacturing capacity, improve operating efficiencies and to reduce future operating costs, primarily by reducing the number of non-production employees. The restructuring also involves reorganizing product lines and production to realize efficiencies in the production process. The costs consist primarily of a severance program and voluntary separation incentives in addition to other expenses associated with the plan. The severance and separation incentive program includes approximately 200 personnel, primarily personnel in manufacturing and administrative support functions.

In the fourth quarter of 1996, the Company recorded a restructuring charge of $2.4 million related to the write-down of certain assets and the closure of the Company's manufacturing facility in Mt. Pleasant, Tennessee, including accruals for severance and related employee support programs and write-off of certain assets removed from service. The majority of these liabilities were paid or settled during the first six months of 1997.

The Company's operating income increased from $13.5 million in 1996 to $17.7 million in 1997, despite the restructuring expense of $10 million in the fourth quarter of 1997. Excluding the restructuring charges and patent gain, the Company's operating margins increased from 3.1% of net sales in 1996 to 4.1% of net sales in 1997.

The Company's North American operating income increased from 4.4% of net sales in 1996 to 5.7% of net sales in 1997. Operating margins were higher during 1997 due to higher volumes, significantly lower start-up expenses compared to 1996, non-recurring costs incurred in the third quarter of 1996 and stronger performance at the Company's subsidiary in Mexico and within the information products business. Improvements made in North American gross profit margins were slightly offset by higher selling, general and administrative expenses and research and development expenses as a percent to sales including start-up losses experienced at the Company's Donnelly Optics operation.

European operating income decreased from an operating loss of $3.7 million in 1996 to an operating loss of $7.8 million primarily due to the restructuring charge recognized in the fourth quarter of 1997. Excluding the restructuring charge, European operating income increased to $1.5 million in 1997 primarily due to the consolidation of Donnelly Hohe and higher sales and stronger operating performance at the Company's subsidiary in France.

Interest expense was $9.5 million and $8.1 million in 1997 and 1996, respectively. The higher interest expense was due to the consolidation of Donnelly Hohe. Interest expense was positively impacted in the year due to the securitization of accounts receivable in November 1996, the proceeds of which were used to reduce the borrowing under the Company's revolving credit agreement. The discount fees of $1.1 million associated with this transaction are included in administrative and general expenses.

Royalty income was $1.5 million and $5.2 million in 1997 and 1996, respectively. Royalty payments associated with the sale of the refrigerator glass shelving business (the "Appliance Business") in 1995 concluded in the fourth quarter of 1996.

Other income was $1.7 million and $0.7 million in 1997 and 1996, respectively. In the second quarter of 1997, the Company sold 2.5% of its investment in VISION Group plc ("VISION Group") shares, resulting in a $0.9 million gain.

Minority interest in net loss of subsidiaries was $1.1 million in 1997 compared to $0.2 million in 1996. Beginning in the second quarter of 1997, the Company began accounting for its investment in Donnelly Hohe on a consolidated basis, thereby requiring the recognition of minority interest in the net (income) or loss of this subsidiary. Prior to the second quarter of 1997, the Company accounted for its investment in Donnelly Hohe under the equity method of accounting. Equity in earnings (losses) of affiliated companies was ($0.3) million in 1997 compared to $0.1 million for the same period in 1996. The equity losses recognized in 1997 were primarily due to start-up losses incurred at VISION Group and at the Company's China joint ventures. Slightly offsetting these losses was stronger performance at Applied Films Corporation. The Company is currently exploring opportunities to exit this business.

The Company's effective tax rate was 23.2% for 1997, compared to 33.8% in 1996. The decrease in the effective tax rate was due to reinstatement of the research and development tax credit in the United States, German tax benefits at tax rates higher than United States on Donnelly Hohe losses and benefits from adopting the new United States tax regulations for most of the Company's foreign operations. The Company recorded a tax benefit of $2.6 million in the fourth quarter on a pretax loss of $2.4 million, primarily due to the European restructuring charge recognized in the fourth quarter. The Company's effective tax rate for 1997 would have been approximately 32% without the restructuring charge. The Company has recorded $6.7 million of deferred tax assets on net operating loss carryforwards at June 28, 1997. The majority of the loss carryforwards relate to the Company's European operations where it is expected that the restructuring plan will provide an improvement in pretax earnings with an estimated payback of eighteen months. Of the $6.7 million of deferred tax assets on net operating loss carryforwards, approximately $1.2 million expire in 2010, with the remaining being indefinite.

Net income was $10.0 million in 1997 compared to $8.5 million in 1996. Net income increased compared to 1996 due to higher sales, significantly lower start-up costs and improved operational performance in North America. North American net income was also significantly impacted in the third quarter of 1996 by technical difficulties with one of the Company's suppliers on a new business program that resulted in significant additional costs. The Company's net income was positively impacted in 1997 by the gain on sale of VISION Group stock. Offsetting these improvements were the restructuring charge taken in the fourth quarter of 1997, losses experienced at the Company's Irish operations and lower royalty income. The restructuring charge impacted net income by $4.0 million, or $0.40 earnings per share. The Company's net income also included start-up losses for Donnelly Optics of approximately $1.5 million and $0.4 million for 1997 and 1996, respectively. The Company expects the Donnelly Optics business to continue experiencing start-up losses in 1998 to support planned new business orders. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1996 to 1997.

The Company is committed to improving shareholder value through focused development of core automotive businesses, primarily by increasing the Company's dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets and improving the efficiency of current operations and the effectiveness of new product launches. The Company believes that future results of operations will be influenced by the Company's introduction of improved program management and lean manufacturing
systems,   introduction  of  new  technologies  and  programs  to  the  Company,
significant   global  pricing   pressures  and  general  economic  and  industry
conditions. The Company is restructuring European operations to improve financial performance to a level consistent with the Company's overall corporate financial goals. In addition, global pricing pressures are continuing to place pressure on the Company's overall gross profit margin performance as pricing agreements are implemented.

Comparison of 1996 to 1995

The Company's net sales increased 14.7% to $439.6 million in 1996, from $383.3 million in 1995. Net sales for the Company's operations in North America increased by approximately 11% despite a 3% decrease in North American car and light truck production, the loss of the Saturn modular window business (which represented approximately 5% of the Company's net sales in 1995) and price pressures from the Company's major automotive customers. While these price pressures continued to impact the Company's gross profit and operating margins, they did not have a material impact on the Company's net sales for 1996. The increase in net sales remained strong due to higher sales of modular window systems (particularly for the new Chrysler Caravan/Voyager minivans), lighting and trim products, complete exterior mirror products and door handles. Net sales for the Company's European operations increased by over 45% from the previous year due to the introduction of modular window programs in Langres, France for the Chrysler Caravan/Voyager minivan and Jeep Cherokee and stronger sales for the Company's electrochromic mirror product line. The Company's Irish operations experienced significant pricing pressures during the year from competition in Eastern Europe and Asia, slightly offsetting the higher sales volumes. Consolidated net sales remained relatively strong throughout the year, but were exceptionally strong during the fourth quarter with an increase of 24% over the fourth quarter of 1995.

Gross profit margin decreased to 18.6% of net sales in 1996, from 21.5% of net sales in 1995. The gross profit margins were adversely impacted in the first half of the year by the start-up of various modular window programs, particularly for the Chrysler Caravan/Voyager minivan, and the implementation of a new paint line in the Company's Newaygo facility. North American gross profit margin performance was also significantly impacted by technical difficulties with one of the Companies suppliers on a new business program that resulted in significant additional engineering, production and other costs that negatively impacted gross margins by $2.2 million. Although this problem was largely due to factors not directly under the Company's control, the issue was resolved in a timely and cooperative way that provided an uninterrupted source of supply to the customer. Finally, the Company's European operations experienced lower gross profit margins in 1996 compared to 1995 due to pricing pressures and higher operating expenses at the Company's Irish operations.

Selling, general and administrative expenses were 8.7% of net sales in 1996, down from 11.8% of net sales in 1995. These costs were significantly reduced primarily as a result of the restructuring plan implemented in 1995 and continued commitment to achieve higher sales levels without a proportionate increase in these expenses. In addition, a patent settlement gain, net of litigation expenses, was recognized in 1996, resulting in a reduction of these expenses by 0.5% of net sales. 1995 selling, general and administrative expenses included $3.1 million of patent litigation costs, or 0.8% of net sales.

Research and development expenses for 1996 were 6.3% of net sales, compared to 5.9% of net sales in 1995. The increase in research and development costs was to support the design and development of new window, mirror, door handle and interior trim programs.

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

In the second quarter of 1995, the Company implemented a restructuring plan to focus on its automotive business. The restructuring plan included the sale of the Company's Appliance Business, the sale of the heavy truck mirror business and the liquidation of the Company's investment in OSD Envizion, a joint venture engaged in the manufacture of welding helmet shields. In addition, restructuring costs were also recognized to cover a severance program and other expenses associated with the restructuring plan. The restructuring of the non-automotive businesses resulted in a pretax gain of $4.7 million. The Company received total proceeds of $14.2 million associated with the restructuring of these businesses, net of $6.5 million net book value of assets disposed and $3.0 million of restructuring costs to cover a severance program and other expenses associated with the restructuring plan. The severance program included twenty-five personnel, primarily middle and senior managers of the Company. These non-automotive businesses represented an insignificant portion of the Company's operations.

The Company also restructured certain automotive operations in the second quarter of 1995, resulting in a charge of $2.4 million, primarily for the write-down of operating assets due to the loss of Saturn's business at D&A Technology, Inc. ("D&A"), the Company's former joint venture with Asahi Glass Company. D&A represented 5% and 8%, respectively, of the Company's combined consolidated net sales and net income in 1995.

Operating income decreased from $17.0 million in 1995 to $13.5 million in 1996. North American operating income decreased from $18.6 million in 1995 to $17.2 million in 1996 primarily due to the start-up of various modular window programs, the implementation of a new paint line in the Company's Newaygo facility and the supplier technical difficulties on a new business program that resulted in significant additional engineering, production and other costs that negatively impacted operating income. North American operating income was also unfavorably impacted in both 1995 and 1996 by a $2.4 million restructuring charge recognized in each year. By comparison, 1995 operating income was favorably impacted by a $4.7 million pretax gain on the restructuring of certain non-automotive businesses. 1996 operating income was also favorably impacted by the patent settlement included in selling, general and administrative expenses net of legal expenses previously capitalized. European operating losses increased from $1.5 million in 1995 to an operating loss of $3.7 million in 1996 due to pricing pressures and higher operating expenses at the Company's Irish operations and higher research and development expenses for electrochromic mirrors.

Interest expense increased to $8.1 million in 1996, from $5.0 million in 1995. The increase over 1995 resulted from higher borrowing levels to support the Company's investment in and advances to Donnelly Hohe, which was then an equity affiliate of the Company, and to support the Company's capital expenditures and higher working capital. The Company advanced $28 million to Donnelly Hohe under a subordinated loan agreement. The advances were financed through the Company's existing borrowing agreements. The increase in interest income realized by the Company was a result of the interest charged on the advances to Donnelly Hohe, which is presented net of amounts eliminated from equity earnings in accordance with generally accepted accounting principles.

Royalty income was $5.2 million in 1996 compared to $3.8 million in 1995. This increase resulted from royalty income associated with the sale of the Appliance Business in 1995.

Equity in earnings of affiliated companies was $0.1 million in 1996 compared to $0.4 million in 1995. Equity earnings from Donnelly Hohe, after the elimination of intercompany interest, were offset by losses at Applied Films Corporation ("AFC"), the Company's joint venture in Boulder, Colorado, and VISION Group. The combined impact on net income from the Company's non-automotive joint ventures was a loss of $1.5 million in 1996, compared to income of $0.1 million in 1995. AFC's results were adversely affected by a downturn in the market for coated glass used in the production of liquid crystal displays, while VISION Group continued to experience start-up losses during 1996.

The Company reported net income of $8.5 million in 1996 compared to $11.0 million for 1995. Net income in 1996 included $1.1 million of net income associated with the patent and license settlement and a $1.4 million net loss for restructuring costs, while 1995 included $2.0 million of net income associated with the gain on the sale and restructuring of certain non-automotive businesses. Positively impacting the Company's North American operations were higher sales volumes, higher royalty income, lower selling, general and administrative costs as a percentage of net sales and a patent and license settlement with a competitor. These improvements were offset by higher than expected start-up costs during the first half of the year, technical difficulties during the third quarter on a new business program which resulted in a reduction of net earnings by $1.2 million, higher research and development costs as a percent of net sales and restructuring charges taken in the fourth quarter. The Company's European operations experienced lower net income at the Company's subsidiaries in Ireland in addition to start-up losses at Langres, France. The Company's net income was also lower in 1996 due to the recognition of a combined $1.5 million loss for non-automotive affiliated companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.3 and 2.0 at June 28, 1997 and June 29, 1996, respectively. Working capital was $37.0 million at June 28, 1997, compared to $63.5 million at June 29, 1996. The decrease in the current ratio for the period was due to the sale of $40.0 million of accounts receivable at June 28, 1997, offset slightly by the addition of Donnelly Hohe's working capital. Inventory levels were higher due to the consolidation of Donnelly Hohe which has lower inventory turns than other operations of the Company.

In November 1996, the Company entered into a three year agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. At June 28, 1997, a $40.0 million interest had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount fees of $1.1 million in 1997 are included in administrative and general expense. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

Capital expenditures in 1997, 1996 and 1995 were $35.2, $20.6 and $29.2 million, respectively. Capital spending in 1997 was slightly higher compared to the previous year due to the consolidation of Donnelly Hohe and to support new business programs. Capital expenditures were lower in 1996 compared to 1995 due to the completion of the building additions in 1995 at Langres, France and Newaygo, Michigan to support new business programs, the transfer of the outside mirror glass product line to Mexico and the consolidation of two older interior mirror operations into a new facility in Holland, Michigan. The Company expects that spending will increase significantly in 1998 primarily to support new business in interior lighting and trim, diffractive optics and electrochromic mirrors and the installation of new computer software for manufacturing, distribution and administration applications. The Company does not have any material commitments for capital expenditures other than those arising out of the normal course of business, which were approximately $7.3 million at June 28, 1997.

In the fourth quarter of 1997, the Company implemented a $10 million plan to restructure the Company's European operations. Cash payments of approximately $1.3 million were made in the fourth quarter of 1997 under the plan with the majority of the remaining cash requirements anticipated to be completed by the end of 1998.

The Company has two primary revolving credit agreements, an $80 million domestic credit agreement with a maturity date of November 2002 and a 75 million Deutsch Mark (approximately $44 million) credit agreement with varying maturity dates beginning in June 1999. The domestic revolving credit agreement did not have any borrowings against it at June 28, 1997, compared to $35.4 million at June 29, 1996. The decrease is primarily due to the sale of accounts receivable. The Donnelly Hohe revolving line of credit agreement had borrowings against it of approximately $33.4 million as of May 31, 1997. The Company anticipates completing a $160 million multi-currency global revolving credit agreement late in the first quarter of 1998, which is intended to replace the existing revolving credit agreements and is expected to have a five- to seven-year term.

The Company believes that the long term liquidity and capital resource needs of the Company will continue to be provided principally by funds from operating activities, supplemented by borrowings under the Company's existing and future credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company.

Except for Mexico, the value of the Company's consolidated assets and liabilities located outside the United States and income and expenses reported by the Company's foreign operations may be affected by translation values of various functional currencies. Translation gains and loss adjustments are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, whose functional currency is the United States dollar, transaction and translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature, for which the translation gains or losses are reported as a separate component of shareholders' equity.

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material.

"Safe Harbor" Provisions

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers and (iv) other risks and uncertainties.
The Company does not intend to update these forward-looking statements.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards previously found in APB Opinion No. 15, which has been superseded. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. This Statement is effective for the Company in 1998, and requires restatement of all prior period EPS data presented. It is not expected to have a material effect on the accompanying financial statements.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. However, results of operations and financial position will be unaffected by implementation of these new standards.

No other recently issued accounting standards are expected to have a material impact on the Company.

DONNELLY CORPORATION AND SUBSIDIARIES COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                     June 28,     June 29,     July 1,
In thousands, except share data     Year ended        1997         1996         1995
Net sales .......................................   $ 671,297    $ 439,571    $ 383,340
Cost of sales ...................................     544,629      357,830      300,772
                      Gross profit ..............     126,668       81,741       82,568
Operating expenses:
Selling .........................................      11,644        8,239        6,538
Administrative and general ......................      54,886       29,884       38,529
Research and development ........................      32,492       27,728       22,733
Restructuring charges (gain) ....................       9,965        2,399       (2,265)
Total operating expenses ........................     108,987       68,250       65,535
                      Operating income ..........      17,681       13,491       17,033
Non-operating (income) expenses:
Interest expense ................................       9,530        8,102        5,010
Royalty income ..................................      (1,486)      (5,239)      (3,774)
Interest income .................................        (648)      (1,017)        (514)
Other income, net ...............................      (1,720)        (704)        (512)
Non-operating expenses ..........................       5,676        1,142          210
                      Income before taxes on ....      12,005       12,349       16,823
                         income
Taxes on income .................................       2,786        4,191        5,795
                      Income before minority
                         interest and
                         equity earnings ........       9,219        8,158       11,028
Minority interest in net (income) loss of .......       1,141          186         (371)
subsidiaries
Equity in earnings (losses) of affiliated .......        (340)         110          352
companies
Net income ......................................   $  10,020    $   8,454    $  11,009
Per share of common stock:
Net income per share of common stock ............   $    1.01    $    0.86    $    1.14

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------
COMBINED CONSOLIDATED BALANCE
SHEETS
                                                         June 28,        June 29,
In thousands, except share data                            1997            1996
---------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents ............................   $   8,568    $   1,303
Accounts receivable, less allowance of $1,064 and $571      67,850       73,123
Inventories ..........................................      42,484       24,228
Customer tooling to be billed ........................      25,235       19,955
Prepaid expenses .....................................       4,787        6,174
Deferred income taxes ................................       3,716        1,912
                                                         ---------    ---------
     Total current assets ............................     152,640      126,695
                                                         ---------    ---------
Property, plant and equipment:
Land .................................................       9,497        3,327
Buildings ............................................      82,212       33,000
Machinery and equipment ..............................     177,700      112,761
Construction in progress .............................      21,556        8,073
                                                         ---------    ---------
                                                           290,965      157,161
Less accumulated depreciation ........................     125,841       57,397
                                                         ---------    ---------
     Net property, plant and equipment ...............     165,124       99,764
Investments in and advances to affiliates ............      15,487       37,932
Other assets .........................................      25,042        7,101
                                                         ---------    ---------
     Total assets ....................................   $ 358,293    $ 271,492
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities:
Accounts payable .....................................   $  76,392    $  44,349
Current maturities of long-term debt .................         103          159
Accruals:
Compensation .........................................      13,765        7,264
Taxes ................................................       8,162        4,705
Other ................................................      17,227        6,736
                                                         ---------    ---------
     Total current liabilities .......................     115,649       63,213
                                                         ---------    ---------
Long-term debt, less current maturities ..............     122,798      101,757
Postretirement plans .................................      17,341       12,026
Deferred income taxes and other ......................       8,333        5,644
                                                         ---------    ---------
     Total liabilities ...............................     264,121      182,640
                                                         ---------    ---------
Minority interest ....................................         345         --
Shareholders' equity:
Preferred stock, 7 1/2% cumulative, $10 par:
     shares authorized 250,000, issued 53,112 ........         531          531
Common stocks:
     Class A, $.10 par; shares authorized
        30,000,000, issued 5,412,286 and 4,248,814 ...         541          425
     Class B, $.10 par; shares authorized
        15,000,000, issued 4,463,243 and 3,582,198 ...         446          358
     Donnelly Export Corporation, $.01 par; shares
        authorized 600,000, issued 408,474 and 409,397           4            4

Additional paid-in capital ...........................      28,765       25,158
Cumulative foreign currency translation adjustment....      (6,038)        (771)
Retained earnings ....................................      69,578       63,147
                                                         ---------    ---------
     Total shareholders' equity ......................      93,827       88,852
                                                         ---------    ---------
     Total liabilities and shareholders' equity.......   $ 358,293    $ 271,492
                                                         =========    =========

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND
SUBSIDIARIES
-------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        June 28,      June 29,      July 1,
In thousands          Year ended         1997          1996         1995
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ..........................   $ 10,020    $  8,454    $ 11,009
Adjustments to reconcile net
income to net cash from
     (for) operating activities:
Depreciation and amortization .......     21,460      12,984      11,184
Gain on sale of property and ........       (605)          0           0
equipment
Gain on sale of affiliate stock .....       (872)          0           0
Deferred pension cost and ...........      5,315       4,934       2,742
postretirement benefits
Deferred income taxes ...............     (4,723)     (2,386)     (2,108)
Minority interest income (loss) .....     (1,646)       (186)        371
Equity in (earnings) losses of ......        765       1,160        (453)
affiliated companies
Restructuring charges (gain) ........      9,965       2,399      (2,265)
Changes in operating assets and
liabilities, net of
     effects of sale of businesses:
Sale of accounts receivable .........     44,604           0           0
Accounts receivable .................    (17,661)    (22,792)     (3,736)
Inventories .........................     (2,101)     (2,186)     (2,841)
Prepaid expenses and other current ..     (2,074)     (6,117)     (3,304)
assets
Accounts payable and other current ..      9,416       3,134       6,320
liabilities
Other ...............................     (4,149)        189         131
                                        --------    --------    --------
        Net cash from (for) .........     67,714        (413)     17,050
        operating activities
                                        --------    --------    --------
INVESTING ACTIVITIES
Capital expenditures ................    (35,151)    (20,585)    (29,154)
Investments in and advances to equity     (4,537)    (13,966)    (18,824)
affiliates
Purchase of minority interest .......          0      (2,100)       --
Proceeds from sale of businesses ....          0        --        14,200
Proceeds from sale of property and ..      3,078           0           0
equipment
Proceeds from sale of affiliate stock        974           0           0
Proceeds from sale-lease back .......          0        --        10,513
Change in unexpended bond proceeds ..      1,344         316      (1,015)
Cash increase due to consolidation of      9,963           0           0
subsidiary
Other ...............................       (884)       (854)       (601)
                                        --------     -------    --------
        Net cash for investing ......    (25,213)    (37,189)    (24,881)
        activities
                                        --------     -------    --------
FINANCING ACTIVITIES
Proceeds from long-term debt ........      8,433      36,195      15,000
Repayments on long-term debt ........    (39,887)       --        (1,764)
Resources provided by minority ......          0        --           491
interest
Common stock issuance ...............        925         706         478
Dividends paid ......................     (3,039)     (3,220)     (2,524)
Other financing .....................       (415)          0           0
                                         -------     -------    --------
        Net cash from (for) .........    (33,983)     33,681      11,681
        financing activities
                                         -------     -------    --------
Effect of foreign exchange rate .....     (1,253)          0           0
changes on cash
Increase (decrease) in cash and cash       8,518      (3,921)      3,850
equivalents
Cash and cash equivalents, beginning       1,303       5,224       1,374
of year
                                         -------     -------    --------
Cash and cash equivalents, end of ...   $  8,568    $  1,303    $  5,224
year                                     =======     =======    ========

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        Common Stock                                        Cumulative
                                                                                                              foreign
                                                                                 Donnelly      Additional    currency
                                             Preferred                            Export        paid-in     translation    Retained
In thousands, except share data                Stock       Class A    Class B    Corporation    capital     adjustment     Earnings
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 2, 1994 ....................   $    531      $  415     $   358    $   4         $ 20,730    ($  640)        $ 49,428
Net Income ...............................                                                                                   11,009
Foreign currency translation adjustment ..                                                                     794
Cash dividends declared:
Preferred stock - $.75 per share .........                                                                                      (40)
Common stock:
Class A - $.26 per share .................                                                                                   (1,337)
Class B - $.26 per share .................                                                                                   (1,147)
Common stock issued under employee
     benefit plans .......................                      3                                   475
Change in investment in VISION Group plc .                                                        2,317

Balance, July 1, 1995 ....................        531         418         358        4           23,522        154           57,913
Net Income ...............................                                                                                    8,454
Foreign currency translation adjustment ..                                                                    (925)
Cash dividends declared:
Preferred stock - $.75 per share .........                                                                                      (40)
Common stock:
Class A - $.32 per share .................                                                                                   (1,690)
Class B - $.32 per share .................                                                                                   (1,435)
Common stock issued under employee
     benefit plans .......................                      7                                   699
Change in investment in VISION Group plc .                                                          937
Other ....................................                                                                                      (55)

Balance, June 29, 1996 ...................        531         425         358        4           25,158       (771)          63,147
Net Income ...............................                                                                                   10,020
Foreign currency translation adjustment ..                                                                     564
Foreign currency trasaction adjustments on
   long-term advances to affiliates ......                                                                  (5,831)
Cash dividends declared:
Preferred stock - $.75 per share .........                                                                                      (40)
Common stock:
Class A - $.36 per share .................                                                                                   (1,941)
Class B - $.36 per share .................                                                                                   (1,608)
Issuance of common stock in a five-for-
           four stock split ..............                    108          88                      (204)
Common stock issued under employee
     benefit plans .......................                      8                                   925
Change in investment in VISION Group plc .                                                        2,886
Balance, June 28, 1997 ...................      $ 531       $ 541       $ 446     $  4         $ 28,765   ($ 6,038)        $ 69,578

The accompanying notes are an integral part of these statements.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The combined consolidated financial statements include the accounts of Donnelly Corporation, Donnelly Export Corporation and all majority owned, controlled subsidiaries (the Company) after all significant intercompany balances, transactions and shareholdings have been eliminated. Investments in 20% to 50% owned companies are accounted for using the equity method of accounting. Investments in affiliates representing less than 20% ownership are accounted for under the cost method. Cost in excess of net assets of acquired companies is being amortized on a straight-line basis over no more than a 15-year period.

In the second quarter of 1997, the Company acquired majority control of Donnelly Hohe GmbH & Co. KG (" Donnelly Hohe"). As a result, Donnelly Hohe's financial statements were consolidated with those of the Company beginning in the second quarter of 1997. Prior to acquiring control, the Company owned 48% of Donnelly Hohe and accounted for its investment using the equity method of accounting. The Company consolidates the Donnelly Hohe financial statements from the one month prior to the Company's period end. For the Company's year ended June 28, 1997, financial statements are consolidated using Donnelly Hohe's year end balance sheet at May 31, 1997 and the nine month operating results ended May 31, 1997. Accordingly, all 1997 data presented in the financial statements and accompanying footnotes includes consolidated Donnelly Hohe information, however, comparative data provided for previous years does not include consolidated Donnelly Hohe information. At June 28, 1997, Donnelly Hohe represents approximately 33% of the Company's combined consolidated total assets. A more detailed discussion of the acquisition of Donnelly Hohe and pro forma results of operations for the current and prior years are included in Note 3.

Voting control of Donnelly Corporation and Donnelly Export Corporation is vested in the same shareholders and the corporations are under common management.
Because of these relationships, the accounts of the two corporations are included in the financial statements as if they were a single entity.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest June 30. Fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995, each included 52 weeks.

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

FOREIGN CURRENCY TRANSLATION

Except for the Company's subsidiary in Mexico, whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows:
(1) balance sheet accounts at year end rates and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year.
Translation gains and losses are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, transaction and translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature for which the translation gains or losses are reported as a separate component of shareholders' equity. Foreign currency transaction gains and losses included in other income are not material.

REVENUE RECOGNITION

The Company's primary source of revenue is generated from the sale of its products. The Company recognizes revenue when its products are shipped.

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for domestic inventories and on the FIFO or average cost basis for international inventories for the year ended June 28, 1997. Prior to fiscal 1997, the last-in, first-out (LIFO) method was used, except for inventories of the consolidated subsidiaries which were valued using the first-in, first-out method.

CUSTOMER TOOLING TO BE BILLED

Customer tooling to be billed represents costs incurred on behalf of the Company's customers. These costs are recoverable at the time of tool completion and approval, or are recovered in the program's piece price over the program's life, not to exceed a period of three years.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation, which includes amortization of assets under capital leases, is provided primarily by the straight-line method. Depreciation is computed over the estimated useful lives of the assets as follows:
                                                Years

              Buildings....................   10 to 50
              Machinery and equipment......    3 to 15

For tax purposes, useful lives and accelerated methods are used as permitted by the taxing authorities.

INCOME TAXES

Deferred income taxes reflect the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities and operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income taxes are not provided on cumulative undistributed earnings of the foreign subsidiaries and affiliates because they are intended to be permanently reinvested.

INCOME PER SHARE OF COMMON STOCK

Income per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for the five for four stock split distributed January 30, 1997 (9,835,621 in 1997, 9,753,558 in 1996 and
9,680,053 in 1995). The potential dilutive effect from the exercise of stock options is not material.

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards previously found in APB Opinion No. 15, which has been superseded. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. This Statement is effective for the Company in 1998, and requires restatement of all prior period EPS data presented. The adoption of SFAS NO. 128 is not expected to have a material effect on the accompanying financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of all financial instruments where the carrying value differs from the fair value, primarily long-term fixed-rate debt, interest rate swaps and foreign exchange currency contracts, based upon quoted amounts, the current rates available for similar financial instruments or based on calculations discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities. The carrying value of the Company's variable rate debt and all other financial instruments approximates their fair value.

IMPAIRMENT OF LONG-LIVED ASSETS

On June 30, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. SFAS No. 121 did not have a material effect on the accompanying financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year data to conform to the current year presentation and had no effect on net income reported for any period.


3.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

Effective April 1, 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG (Donnelly Hohe), a German limited partnership. Donnelly Hohe, based in Collenberg, Germany, supplies many of the leading European automakers with interior and exterior rearview mirrors, through manufacturing facilities in Germany and Spain.

Donnelly Hohe consists of a general partnership and a limited partnership. The general partnership controls Donnelly Hohe's assets and manages its operations while the limited partnership is the recipient of all income or losses generated by Donnelly Hohe's operations. The Company's original investment of $3.6 million consisted of a 48% interest in the general partner and a 66 2/3% interest in the limited partner. In the second quarter of 1997, the Company acquired an additional 13% interest in the general partner, resulting in the Company owning a controlling interest in the general partner of Donnelly Hohe. As a result, Donnelly Hohe's financial statements were consolidated with those of the Company, beginning with the second quarter of 1997. From the initial date of acquisition, April 1, 1995, through the first quarter of 1997, the Company's investment in Donnelly Hohe was accounted for using the equity method of accounting. An additional 13% interest in the general partner was acquired in the third quarter of 1997, increasing the Company's interest in the general partnership to 74%. The Company's limited partnership interest has remained unchanged, therefore, the impact on net income has remained unchanged for each period reported.

The Company has advanced 40 million Deutsch Marks to Donnelly Hohe under a subordinated loan agreement, 20 million in 1995 and 20 million in 1996, valued at $23.4 million at June 28, 1997, using year end exchange rates. Amounts advanced to Donnelly Hohe under the subordinated loan agreement provide for 10% interest per annum with no principal payments due until its maturity on April 1, 1998. These advances are now eliminated as intercompany transactions in the consolidation of Donnelly Hohe with the Company's financial statements. In connection with the Company's original acquisition of the Donnelly Hohe interest, refinancing and additional loans of approximately $70 million were provided to Donnelly Hohe by several banks. The terms of the transaction allow Donnelly to purchase the remaining ownership interest in Donnelly Hohe through various options. The remaining owners have an option to require the Company to buy their interests at any time based upon a predetermined formula which is currently less than $2 million.

The following unaudited pro forma combined consolidated results of operations have been prepared as if the acquisition of a controlling interest in Donnelly Hohe had occurred at the beginning of 1996, but may not be indicative of the results that actually would have been achieved.

In thousands, except share data     Year Ended            1997           1996
--------------------------------------------           ----------      ----------
Net sales                                              $ 719,548        $ 664,376
Net income                                                10,020            8,454

Net income per share of common stock                      $ 1.01           $ 0.86

The Company's current equity affiliates include the following: VISION Group plc ("VISION Group"), the sole shareholder of VLSI Vision Limited that produces an advanced video microchip; Shanghai Donnelly Fu Hua Window Systems Company Ltd. ("Shanghai Donnelly Fu Hua"), a 50% owned joint venture that will manufacture encapsulated and framed glass products for the Asian automotive industry; Shunde Donnelly Zhen Hua, Ltd. ("Zhen Hua"), a 30% owned joint venture that manufactures exterior mirrors for car makers throughout southern China and Applied Films Corporation, a 50% owned joint venture that manufactures thin film glass coatings used in the production of liquid crystal displays.

During 1997, 1996 and 1995, VISION Group sold common shares in a private placement and through public offerings. In conjunction with a public offering of VISION Group shares in the Company's second quarter of 1997, the Company also sold 2.5% of its investment in VISION Group shares, resulting in a $0.9 million gain. The effect of all of these transactions resulted in reducing the Company's ownership interest from 40.4% from the date of the Company's original investment through December 1994 to 25.6% at June 28, 1997. The Company's equity in the net proceeds of VISION Group's sale of new shares is reflected as an increase in the Company's investment in the net assets of VISION Group, which was approximately $8 million at June 28, 1997, and additional paid-in capital in the accompanying financial statements. The aggregate market value of the Company's investment in VISION Group, based on the quoted market price for VISION Group's common shares, which are listed on the London Stock Exchange, was approximately $36 million at June 28, 1997. The aggregate market value of the Company's investment in VISION Group may vary based on business and industry conditions.

In the first quarter of 1997, the Company formed Zhen Hua, a joint venture with Shunde Zhen Hua Automobile Parts Co., Ltd. The Company acquired a 30% interest in the joint venture which manufactures exterior mirrors for car makers throughout southern China, including Volkswagen, Isuzu and Chrysler. The Company also has an option to acquire an additional 30% interest in the joint venture. Zhen Hua operates out of three existing buildings in Shunde, China, which are owned by the joint venture. Certain manufacturing equipment was in place at the time the joint venture was formed and 200 Shunde Zhen Hua employees currently are employed at the facilities.

In the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. Shanghai Fu Hua Glass Company is a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture has its equipment and processes in place and will begin manufacturing encapsulated and framed glass products in 1998.

Summarized 1996 balance sheet and income statement information for the Company's non-consolidated affiliates accounted for using the equity method are as follows. Income statement information includes Donnelly Hohe's twelve months ended May 31, 1996. All significant others presented include twelve months ending in June of 1996. This information is only presented for 1996 due to the consolidation of Donnelly Hohe in 1997.

In thousands                                        1996
Summarized Balance Sheet Information
     Current assets.............................. $  90,927
     Non-current assets..........................    82,052
     Current liabilities.........................    69,931
     Non-current liabilities.....................    87,905
                                                  ---------
     Net equity.................................. $  15,143
                                                  =========

Summarized Income Statement Information
     Net sales................................     $250,904
     Costs and expenses.......................      254,403
     Net loss.................................    $  (3,500)

4.   NATURE OF OPERATIONS

The Company is an international supplier of high-quality automotive parts and component systems through manufacturing operations and various joint ventures in North America, Europe and Asia. The Company supplies automotive customers around the world with rearview mirror systems, modular window systems and interior lighting and trim systems. The Company also provides products to several non-automotive markets.

In the second quarter of 1997, the Company began consolidating the financial statements of Donnelly Hohe, a subsidiary based in Collenberg, Germany. For the Company's year ended June 28, 1997, financial statements are consolidated using Donnelly Hohe's year end balance sheet at May 31, 1997, and the nine month operating results ended May 31, 1997. See Notes l and 3 for a more thorough discussion.

North American revenues are revenues produced by assets located in the United States and Mexico. Export revenues are foreign revenues produced by identifiable assets located in the United States. European revenues are generated by identifiable assets at the Company's subsidiaries located in Germany, Spain, Ireland and France. A summary of the Company's operations by geographic area follows:

In thousands   Year ended     1997          1996         1995
----------------------------------------------------------------
Revenues:
North American:
     United States .....   $ 390,852    $ 338,355    $ 320,431
       Export:
         Americas ......      54,302       49,655       25,016
         Asia ..........       2,825          532          981
         Europe ........       1,829        1,917        2,786
         Other .........          76         --             15
                                                     ---------
                             449,884      390,873      349,229
European ...............     221,413       49,112       34,111
                                                     ---------
                           $ 671,297    $ 439,571    $ 383,340
                                                     =========
Operating Income (Loss):
North American .........   $  25,528    $  17,208    $  18,572
European ...............      (7,847)      (3,717)      (1,539)
                                                     ---------
                           $  17,681    $  13,491    $  17,033
                                                     =========
Identifiable Assets:
North American .........   $ 200,100    $ 232,370    $ 193,545
European ...............     158,193       39,122       30,243
                                                     ---------
                           $ 358,293    $ 271,492    $ 223,788
                                                     =========

Sales to major automobile manufacturers as a percentage of the Company's net sales follows:

Year ended                         1997       1996       1995
---------------------------------------------------------------
Ford Motor Company .......         25%        22%        22%
Chrysler Corporation .....         20         33         18
Honda ....................         11         16         14
BMW ......................          7         --         --
VW .......................          6         --         --
General Motors Corporation          5         10         17
                                   ---        ---        ---
                                   74%        81%        71%
                                   ===        ===        ===

5.   RESTRUCTURING OF OPERATIONS

In the fourth quarter of 1997, the Company recognized a $10 million restructuring charge in the Company's European operations to realign manufacturing capacity, improve operating efficiencies and to reduce future operating costs, primarily by reducing the number of non-production employees. The restructuring also involves reorganizing product lines and production to realize efficiencies in the production process. The costs consist primarily of a severance program and voluntary separation incentives, in addition to other expenses associated with the plan. The severance and separation incentive program includes approximately 200 personnel, primarily personnel in manufacturing and administrative support functions. Cash payments of approximately $1.3 million were made in 1997 under the plan with the majority of the remaining cash requirements anticipated to be completed by the end of 1998.

In the fourth quarter of 1996, the Company recorded a restructuring charge of $2.4 million related to the write-down of certain assets and the closure of the Company's manufacturing facility in Mt. Pleasant, Tennessee, including accruals for severance and related employee support programs and write-off of certain assets removed from service. The majority of these liabilities were paid or settled during the first six months of 1997.

In the second quarter of 1995, the Company implemented a restructuring plan to focus on its automotive businesses. The restructuring plan included the sale of the Company's Appliance Business, the sale of the heavy truck mirror business and the liquidation of the Company's investment in OSD Envizion, a joint venture engaged in the manufacture of welding helmet shields. The restructuring of the non-automotive businesses resulted in a pretax gain of $4.7 million. The Company received total proceeds of $14.2 million associated with the restructuring of these businesses, net of a $6.5 million net book value and $3.0 million of restructuring costs to cover a severance program and other expenses associated with the restructuring plan. The severance program included twenty-five personnel, primarily middle and senior managers of the Company. The spending for these costs was essentially completed by the end of 1995. These non-automotive businesses represented an insignificant portion of the Company's operations for each period reported.

The Company also restructured certain automotive operations in the second quarter of 1995, resulting in a charge of $2.4 million primarily for the write-down of operating assets due to the loss of Saturn's business at D&A Technology, Inc. ("D&A"), the Company's former joint venture with Asahi Glass Company. In the first quarter of 1996, the Company dissolved the joint venture and acquired Asahi's 40% interest in D&A for approximately $2.1 million. D&A represented 5% and 8%, respectively, of the Company' combined consolidated net sales and net income in 1995.

6.   INVENTORIES

At the beginning of 1997, the Company changed from the LIFO (last-in, first-out) method to the FIFO (first-in, first-out) method for determining the cost of all domestic inventories to provide a better matching of revenue and expenses. This accounting change was not material for the year ended June 28, 1997 or to the financial statements for any previously reported periods. Accordingly, no retroactive restatement of the prior years' financial statements was made. International inventories are determine using FIFO or the average cost method.

Inventories consist of:

In thousands                            1997      1996
--------------------------------------------------------
FIFO and average cost:
Finished products and work in process  $16,675    3,202
Raw materials .......................   25,809    7,047
                                        ------   ------
                                        42,484   10,249

LIFO cost:
Finished products and work in process             6,998
Raw materials .......................             6,981
                                                 ------
                                                 13,979
                                       ------    ------
                                     $ 42,484  $ 24,228
                                       ======    ======

If only the first-in, first-out method of inventory valuation had been used as of June 29, 1996, inventories would have been $0.4 million higher than reported, and would have approximated replacement cost.

7.   DEBT AND OTHER FINANCING ARRANGEMENTS

Debt consists of:

In thousands                                                                        1997        1996
-----------------------------------------------------------------------------------------------------
Borrowings under revolving credit agreements at 4.81% and 4.15% ................   $ 41,532   $ 35,418
Senior Notes, due 2004, principal payable in installments beginning
in 1999, interest at 6.67% .....................................................     15,000     15,000
Senior Notes, due 2005, principal payable in installments beginning in
2000, interest at 7.22% ........................................................     15,000     15,000
Senior Notes, due 2006, principal payable in installments beginning
in 2001, interest at 6.70% .....................................................     20,000     20,000
Industrial revenue bonds:
$9,500 at adjustable  rates (4.14% at June 28, 1997 and 3.80% at June 29, 1996), due in 2008-2010; $5,000 at a fixed rate of 8.13%, due in 2012;
$1,725 at a fixed rate of 5.75%, due in 2003 ...................................     16,225     14,500
Bank Note, principal payable in installments through 2003,
interest at 6.34% ..............................................................      3,077       --
Capitalized lease obligations ..................................................      5,110       --
Other ..........................................................................      6,957      1,998

Total ..........................................................................    122,901    101,916

Less current maturities ........................................................        103        159
                                                                                   $122,798   $101,757

The Company has two primary revolving credit agreements, an unsecured $80 million domestic credit agreement and a 75 million Deutsch Mark (approximately $45 million) revolving Eurocredit loan agreement. The Company's domestic revolving credit loan agreement did not have any borrowings against it at June 28, 1997, compared to $35.4 million at June 29, 1996. Interest is at prime unless one of three alternative elections is made by the Company. At the balance sheet date, $33.4 million was outstanding on the Company's revolving Eurocredit loan agreements at an average interest rate of 4.44%. The Company's domestic revolving credit agreement terminates November 20, 2002, and the Company's revolving Eurocredit loan agreements terminate in stages beginning June 30, 1999 and ending December 31, 1999.

The $9.5 million industrial revenue bonds are secured by letters of credit which expire in 2000. All industrial revenue bonds are collateralized by the purchased land, building and equipment. The senior notes are unsecured.

The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At June 28, 1997, the Company was in compliance with all related covenants. Retained earnings available for dividends at June 28, 1997, are $19.5 million.

The Company classifies certain maturities as long term due to the intent to finance these under the Company's revolving credit agreements. Annual principal maturities (excluding capitalized lease obligations) consist of:

Year ending             In thousands         Amount
     1998...................................$     103
     1999...................................   32,790
     2000...................................    9,675
     2001...................................   16,185
     2002...................................   18,161
     2003 and thereafter....................   40,877

                                             $117,791

The Company provides guarantees for $7.3 million in municipal funding for the construction of a manufacturing facility and up to $5.0 million of Applied Films Corporation borrowings.

Interest payments of $10.4 million, $7.8 million and $5.0 million were made in 1997, 1996 and 1995, respectively.

8.   ACCOUNTS RECEIVABLE SECURITIZATION

In November 1996, the Company entered into a three year agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. At June 28, 1997, a $40.0 million interest had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount fees were $1.1 million in 1997, and are included in administrative and general expense. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishments of liabilities. The Company adopted the Statement for all transactions occurring after December 31, 1996, including sales of receivables pursuant to securitization structures that were previously entered into by the Company. The provisions of the Statement do not have a material impact on the accounting for actual or future sales of trade accounts receivable under the securitization agreement referred to above.

9.   FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material. At June 28, 1997 and June 29, 1996, the Company had interest rate swaps with an aggregate notional amount of $50 million and $60 million, respectively, $20 million and $30 million of which were offsetting at June 28, 1997 and June 29, 1996, respectively. These effectively converted $30 million of the Company's variable interest rate debt to fixed rates at June 28, 1997 and June 29, 1996, respectively. The Company is currently paying a weighted average fixed rate of 7.02%, calculated on the notional amounts. These swap agreements have varied expirations through 2003. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties, and thus are not a measure of the exposure to the Company through its use of these instruments. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

The Company's Irish subsidiaries enter into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The Company had foreign exchange contracts outstanding of $2.0 million and $7.8 million at June 28, 1997 and June 29, 1996, respectively. The foreign exchange contracts require the Company to exchange foreign currencies for Irish punts and generally mature within 12 months. Deferred gains and losses are included on a net basis in the statement of financial position as either other assets or other liabilities and are recognized in income as part of a sale transaction when it is recognized.

The carrying value and estimated fair value of financial instruments in which the fair value differs from carrying value at June 28, 1997 and June 29, 1996, are as follows:

In thousands                                      1997                                1996
                                     Carrying Value     Fair Value       Carrying Value     Fair Value
Liabilities
     Long-term fixed rate debt ...   $ 56,725           $ 56,544         $ 55,000           $ 53,630
Derivatives
     Interest rate swaps .........       --                 (361)             --                (423)
     Foreign exchange contracts ..       --                    5              --                 274

10.  BENEFIT PLANS

A. Pension Benefits

The Company sponsors defined benefit pension plans covering substantially all domestic employees and employees at the Company's Donnelly Mirrors Ltd. facility in Ireland. Pension costs for the plans are funded in amounts which equal or exceed regulatory requirements. Benefits under these plans are based primarily on years of service and compensation.

Assumptions and net periodic pension cost are as follows:

In thousands          Year ended                   1997            1996               1995
------------------------------------------------------------------------------------------
Discount rate..................................     8.00%            7.75%             8.25%
Compensation increase..........................     5.00%            5.00%             5.00%
Expected return on plan assets.................     9.50%            9.50%             9.50%
Service cost...................................  $ 3,545          $ 3,545           $ 3,544
Interest cost..................................    5,497            5,060             4,560
Actual gain on plan assets.....................   (6,931)          (8,528)           (6,389)
Net amortization and deferral..................    2,270            4,550             2,563
                                               -------------------------------------------

Net periodic pension cost......................  $ 4,381          $ 4,627           $ 4,278
                                               ==========================================

The funded status of the defined benefit pension plans is summarized below:

In thousands                                                                 1997          1996
-----------------------------------------------------------------------------------------------
Accumulated benefit obligation, including vested benefits of
$51,182 and $43,101....................................................$    (52,812)   $(43,945)
Effect of projected compensation increases .............................    (21,602)    (23,826)
Projected benefit obligation for service rendered to date ..............    (74,414)    (67,771)
Plan assets at fair value, primarily corporate equity and debt
securities .............................................................     66,569      55,784
                                                                           --------    --------
Projected benefit obligation in excess of plan assets ..................     (7,845)    (11,987)
Unrecognized net transition obligation .................................        328         408
Unrecognized prior service cost ........................................        448         530
Unrecognized net (gain) loss ...........................................     (5,921)      1,926
                                                                           --------    --------

Net pension liability ..................................................   $(12,990)   $ (9,123)
                                                                           ========    ========

B. Postretirement Health Care Benefits

The Company provides certain health care and life insurance benefits for eligible active and retired domestic employees. The plan contains cost-saving features such as deductibles, coinsurance and a lifetime maximum and is unfunded. The Company accrues, during the employee's years of service, the expected cost of providing postretirement benefits to the employee and the employee's beneficiaries and covered dependents. The net transition obligation represents the difference between the accrued postretirement benefit costs and the plan's unfunded accumulated postretirement benefit obligation as of the adoption of SFAS No. 106 on July 4, 1993. The net transition obligation of $7.9 million is being amortized over 22 years.

The components of the net periodic postretirement benefit cost are as follows:

In thousands                Year ended                   1997      1996     1995
---------------------------------------------------------------------------------
Service cost .........................................   $  445   $  450   $  402
Interest cost ........................................      911      830      779
Amortization of net transition
obligation over 22 years .............................      360      360      360
Unrecognized net loss ................................        4       20       13
                                                         ------    -----   ------
Net periodic postretirement benefit
cost.................................................   $ 1,720   $1,660   $1,554
                                                        =======   ======   ======

The postretirement health care liability recognized in the balance sheet is as follows:

In thousands                                          1997        1996
-------------------------------------------------------------------------
Retirees.......................................$     (5,478)   $ (5,946)
Fully eligible active participants .............        (70)        (66)
Other active participants ......................     (6,626)     (5,467)
                                                    -------    --------
Accumulated postretirement benefit
obligation .....................................    (12,174)    (11,479)
Unrecognized transition obligation .............      6,481       6,841
Unrecognized net loss ..........................      1,199       1,486
                                                    -------    --------

Postretirement health care liability ...........   $ (4,494)   $ (3,152)
                                                    =======    ========

The assumed health care inflation rate used in measuring the postretirement health care liability is 8% for 1998, declining uniformly to 6% in 2000 and remaining level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the assumed health care inflation rate by 1% would increase the postretirement health care liability by $0.5 million, and the net periodic postretirement benefit cost for 1997 by $71,000. The weighted average discount rate used in determining th accumulated postretirement benefit obligation was 8.0% and 7.75% in 1997 and 1996, respectively.

11.  TAXES ON INCOME

Deferred income taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and those amounts as measured by income tax laws. The Company has grouped the noncurrent deferred tax assets with other assets and the net noncurrent deferred tax liability with certain other liabilities on the accompanying balance sheets. The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) are as follows:

In thousands                                        1997        1996
--------------------------------------------------------------------------
Fixed assets...................................    $(7,776)   $(5,581)
Retirement plans ...............................     4,462      3,106
Postretirement benefits ........................     1,534      1,103
Loss carryforwards .............................     6,718      2,095
Accrued expenses and other .....................    (2,063)      (280)
Valuation allowance ............................      (337)      --
                                                   -------    -------

Net deferred tax asset .........................   $ 2,538    $   443
                                                   =======    =======

Deferred taxes are classified in the accompanying balance sheets as follows:

In thousands                         1997     1996
----------------------------------------------------
Current income tax asset ......   $ 3,716    $ 1,912

Noncurrent income tax asset ...     4,174      2,095

Noncurrent income tax liability    (5,352)    (3,564)
                                   ------    -------

Net deferred tax asset ........   $ 2,538    $   443
                                   ======    =======

At June 28, 1997, the Company has $19.6 million of consolidated net operating loss carryforwards, of which approximately $3.5 million expire in 2010 with the remaining being indefinite.

In thousands       Year ended                  1997       1996          1995
------------------------------------------------------------------------------------------
Income before taxes on income consists of:
Domestic .................................   $ 23,833    $ 15,647    $ 18,692
Foreign ..................................    (11,828)     (3,298)     (1,869)
                                             --------    --------    --------
                                             $ 12,005    $ 12,349    $ 16,823
                                             ========    ========    ========
Tax expense (benefit) consists of:
Current:
Domestic .................................   $  6,256    $  6,909    $  7,920
Foreign ..................................        950           8         (17)
                                             --------    --------    --------
                                                7,206       6,917       7,903
                                             --------    --------    --------
Deferred:
Domestic .................................        (23)     (2,156)     (1,761)
Foreign ..................................     (4,397)       (570)       (347)
                                             --------    --------    --------
                                               (4,420)     (2,726)     (2,108)
                                             --------    --------    --------
                                             $  2,786    $  4,191    $  5,795
                                             ========    ========    ========

The difference between the Company's income tax provision and the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

In thousands              Year ended                   1997           1996       1995
------------------------------------------------------------------------------------------
Income taxes at federal statutory rate .........         35%          35%          35%
Impact of:
     Available tax credits .....................         (5)                       (2)
     Foreign subsidiary earnings ...............         (4)           5
     DISC earnings .............................         (5)          (6)          (2)
     Other .....................................          2           --            1
                                                      -----       ------     --------
Effective tax rate .............................         23%          34%          34%
                                                      -----       ------     --------
Income taxes paid..............................      $9,193       $3,731     $ 10,332
                                                      =====       ======     ========

12.      PREFERRED STOCK AND COMMON STOCK

Each share of 7 1/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders' meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at June 28, 1997. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. Additionally, there are 1,000,000 authorized shares of series preferred stock, no par value. At June 28, 1997 and June 29, 1996, no series preferred stock was outstanding.

On December 6, 1996, the Board of Directors declared a five-for-four stock split in the form of a 25% stock dividend distributed on January 30, 1997. All references to weighted average number of shares outstanding and per share information have been adjusted to reflect the stock split.

Each share of Class A Common Stock and Class B Common Stock is entitled to one vote and ten votes, respectively, at all shareholders' meetings. The holders of Class A Common Stock are entitled to elect one quarter of the members of the Board of Directors. The remaining directors are elected by the holders of Class B Common Stock and any preferred stock entitled to vote.

13.  STOCK PURCHASE AND OPTION PLANS

The Company's Employees' Stock Purchase Plan permits the purchase in an aggregate amount of up to 547,250 shares of Class A Common Stock. Eligible employees may purchase stock at market value, or 90% of market value if the price is $6.40 per share or higher, up to a maximum of $5,000 per employee in any calendar year. The Company issued 11,540 shares in 1997, 21,825 shares in 1996 and 28,464 in 1995 under this plan.

The Company's Stock Option Plans permit the granting of either nonqualified or incentive stock options to certain key employees and directors to purchase an aggregate amount of up to 1,078,125 shares of the Company's Class A Common Stock. The options, which become exercisable twelve months after date of grant, expire ten years after date of grant. Although the plan administrator may establish the nonqualified option price at below market value at date of grant, incentive stock options may be granted onl at prices not less than the market value. At June 28, 1997, 365,281 options were available for grant. A summary of the Company's stock option activity, and related information for the years ended follows:

                                                      Shares Under Options  Weighted--Average Option Price
In thousands
----------------------------------------------------- --------------------  -----------------------
Outstanding at July 3, 1994 .........................       451                      $10.91
Granted in 1995 .....................................        95                       13.53
Exercised ...........................................       (16)                       8.06
Canceled ............................................       (15)                      13.36
-----------------------------------------------------      ----                      ------
Outstanding at July 1, 1995 .........................       515                       11.41
-----------------------------------------------------      ----                      ------
Exercisable at July 1, 1995 .........................       429                       10.99
Granted in 1996 .....................................       100                       12.57
Exercised ...........................................       (59)                       7.96
Canceled ............................................       (45)                      14.18
Outstanding at June 29, 1996 ........................       511                       11.80
Exercisable at July 29, 1996 ........................       421                       11.64
Granted in 1997 .....................................        97                       14.20
Exercised ...........................................       (79)                      10.21
Canceled ............................................        (6)                      14.53
Outstanding at June 28, 1997 ........................       523                       12.45
Exercisable at July 28, 1997 ........................       426                       12.05
-----------------------------------------------------      ----                      ------

                                                                                       Weighted-Average
                                                                     -------------------------------------------------------
                                      Number of Options                       Option Price                   Remaining
                             ------------------------------------ -------------------------------------
Exercise Price Range          Outstanding        Exercisable      Outstanding         Exercisable       Contractual Life
------------------------- ------------------- ------------------  ------------------  ----------------  --------------------
$7.36 - $12.90                    248                236                $   9.86          $   9.71            4.26 years
$13.50 - $17.80                   275                190                $  14.79          $  14.96            7.05 years

The weighted-average grant-date fair value was $4.93 and $4.37 for stock options granted in 1997 and 1996, respectively.

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock incentive plans. Under APB Opinion No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds any related exercise price. Accordingly, no compensation expense has been recognized in the accompanying financial statements.

Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its stock awards since July 2, 1995, using the fair value method consistent with SFAS No. 123 and had recognized compensation expense. The fair value of these awards was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions in 1997 and 1996: risk free interest rates of 6.23%; dividend yield of 2.2%; expected market price volatility factor of .303; and an expected option life of 7 years.

The Black-Sholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting provisions and are fully transferable. In addition, the model requires input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded option and the input assumptions can materially affect the estimate of fair value, in management's opinion, the Black-Sholes option model does not necessarily provide a reliable measure of the fair value of its stock options.

The Company's pro forma information under SFAS No. 123 is as follows:

Year Ended                                1997            1996
------------------------------------- -------------  --------------
Net income (In thousands):
  As reported                               $10,020     $ 8,454
  Pro forma                                   9,544       8,170

Net income per share:
  As reported                              $   1.01     $   .86
  Pro forma                                     .97         .83

14.  COMMITMENTS AND CONTINGENCIES

A. Litigation

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. ("Midwest") filed a lawsuit against the Company in Cook County, Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products business. The litigation has been removed to the Federal District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products business had been reached, and has filed its lawsuit in an attempt to compel the Company to proceed with the sale or to pay Midwest damages. Management believes that the claim by Midwest will be resolved without a material effect on the Company's financial condition or results of operations and liquidity.

In April 1996, the Company reached a patent and licensing settlement with Gentex Corporation that resolved patent litigation between the two companies relating to automotive electrochromic rearview mirrors. In the settlement, the Company and Gentex Corporation agreed to cross-license certain patents, which each company may practice within its own core technology. The Company's core electrochromic technology achieves dimming by electrochromic coloration of a solid film, and the Company manufactures and markets electrochromic mirrors using the Company's solid film electrochromic technology. In the settlement, the parties also agreed not to pursue litigation against each other on certain other patents for a period of four years. In addition, Gentex Corporation agreed to pay the Company a settlement of $6.0 million in patent settlement fees. The Company used the settlement proceeds primarily to offset related patent litigation costs that had previously been capitalized and recognized a gain of $2.3 million, net of those costs.

In June 1994, the Company entered into a joint venture with Happich Fahrzeug-InnausstaHung GmbH of Germany ("Happich") to produce sun visors, grab handles and other interior parts in North America. In July 1995, when the joint venture was at an early stage of its development, Happich expressed its desire to terminate the joint venture. The parties had been engaged in arbitration over the terms of the joint venture termination since July 29, 1996. On July 31, 1997, the Company was granted an interim arbitration award favorable to the Company and indicating that the arbitration will be concluded without a material effect on the Company's financial condition or results of operation and liquidity, with the final award yet to be determined.

The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

B. Other

As of June 28, 1997, the Company had capital expenditure purchase commitments outstanding of approximately $6.5 million.

15.  LEASES

Future minimum lease payments, excluding renewal options, consist of:

Year Ending           In thousands            Capital Leases     Operating Leases
---------------------------------------------------------------------------------
1998                                          $2,306               $2,817
1999                                           2,105                  724
2000                                           1,231                  481
2001                                              56                  347
2002                                            --                    278
2003 and thereafter .......................     --                    935
                                              ------               ------
Total minimum lease payments ..............    5,698               $5,582
                                              ======               ======
Less amount representing interest and other      588
                                              ------
Present value of net minimum lease payments   $5,110
                                              ======

The  Company's  subsidiary,  Donnelly  Hohe,  has  various  capital  leases  for manufacturing and warehouse facilities and manufacturing, office and transportation equipment. Included in property, plant and equipment are the following assets held under capital leases:

In thousands                        Year Ended              1997
----------------------------------------------------------------
Land                                                      $    134
Building                                                     3,309
Machinery and equipment                                      2,086
                                                           -------
Net property, plant and equipment under capital lease      $ 5,529
                                                           =======

The Company has operating leases for office, warehouse and manufacturing facilities and manufacturing equipment. Rental expense charged to operations amounted to approximately $3.8 million for 1997, $3.8 million for 1996 and $2.5 million for 1995. In 1995, the Company entered into an agreement for the sale and leaseback of newly installed modular window production equipment. The equipment was sold at cost and no gain or loss was recognized on the transaction. The lease has six one-year renewal terms, an effective 6.9% fixed interest rate and a 40% balloon for the Company's option to purchase the equipment after the full seven-year term and is classified as an operating lease.

16.  COMMON STOCK PRICE PER SHARE - UNAUDITED

The Company's common stock is traded on the New York Stock Exchange under the Symbol "DON." Prior to March 10, 1997, the Company's stock was listed on the American Stock Exchange under the symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

Fiscal                                        1997                           1996
----------------------------------- ------------------------  -----------------------
Quarter                                High          Low           High         Low
----------------------------------- ----------- -------------  ------------ -----------
First                                  $  14.70      $  11.80     $ 13.40     $ 11.60
Second                                    17.90         14.10       12.50       11.00
Third                                     20.00         16.00       11.90       10.40
Fourth                                    17.38         14.38       12.90       11.00
----------------------------------- ----------- -------------  ------------ -----------

QUARTERLY FINANCIAL DATA--UNAUDITED

                                                First       Second       Third       Fourth         Total
In thousands, except per share data            Quarter      Quarter     Quarter     Quarter         Year
---------------------------------------------------------------------------------------------------------------------------
1997
Net sales ..................................   $ 113,400    $ 188,037   $ 181,681   $ 188,179    $ 671,297
Gross profit ...............................      23,148       34,771      33,321      35,428      126,668
Operating income (loss) ....................       4,942        8,600       5,403      (1,264)      17,681
Net Income:
   Income ..................................       1,722        3,917       2,958       1,423       10,020
   Per common share ........................         .18          .40         .30         .14         1.01
Dividends declared per share of common stock         .08          .08         .10         .10          .36

1996
Net sales ..................................   $  90,523    $ 106,823   $ 116,445   $ 125,780    $ 439,571
Gross profit ...............................      13,685       20,030      22,153      25,873       81,741
Operating income (loss) ....................      (2,087)       3,899       3,920       7,759       13,491
Net Income (loss):
   Income (loss) ...........................      (1,789)       2,629       2,503       5,111        8,454
   Per common share ........................        (.18)         .27         .25         .52          .86
Dividends declared per share of common stock         .08          .08         .08         .08          .32

See Management's Discussion and Analysis of Results of Operations and Financial Condition for discussion of the Company's results of operations and Notes 3, 5 and 14 for a discussion of the impact of certain transactions on the 1997 and 1996 quarterly results of operations.

                                                                      EXHIBIT 21


                                    SCHEDULE OF AFFILIATES

AS OF JUNE 29, 1997
                                                              PERCENTAGE OF
        AFFILIATE                   INCORPORATION               OWNERSHIP
----------------------------   ---------------------------   -----------------

DONNELLY MIRRORS LIMITED          ORGANIZED UNDER                       100%
                                  THE LAWS OF THE
                                  REPUBLIC OF IRELAND

DONNELLY VISION SYSTEMS           ORGANIZED UNDER                       100%
EUROPE LIMITED                    THE LAWS OF THE
                                  REPUBLIC OF IRELAND

DONNELLY DE MEXICO, S.A. DE       ORGANIZED UNDER                       100%
C.V.                              THE LAWS OF MEXICO

DONNELLY EUROGLAS SYSTEMS,        ORGANIZED UNDER                       100%
S.A.R.L.                          THE LAWS OF FRANCE

DONNELLY HOLDING GmbH             ORGANIZED UNDER                       100%
                                  THE LAWS OF GERMANY

DONNELLY INTERNATIONAL, INC.      MICHIGAN                              100%

DONNELLY TECHNOLOGY, INC.         MICHIGAN                              100%

DONNELLY INVESTMENTS, INC.        MICHIGAN                              100%

DONN-TECH INC.                    MICHIGAN                              100%

DONNELLY RECEIVABLES              MICHIGAN                              100%
CORPORATION

DONNELLY OPTICS CORPORATION       MICHIGAN                              100%

INFORMATION PRODUCTS, INC.        MICHIGAN                              100%


DONNELLY EUROTRIM LIMITED         ORGANIZED UNDER                       100%
                                  THE LAWS OF THE
                                  REPUBLIC OF IRELAND

DONNELLY SCANDINAVIA A.B.         ORGANIZED UNDER                       100%
                                  THE LAWS OF SWEDEN

DONNELLY HOHE                     ORGANIZED UNDER                       74%
VERWALTUUNGS GmbH                 THE LAWS OF GERMANY

DONNELLY HOHE GmbH & CO. KG       ORGANIZED UNDER                      66.7%
                                  THE LAWS OF GERMANY

DONNELLY HAPPICH                  MICHIGAN                              60%
TECHNOLOGIES, INC.

SHANGHAI DONNELLY FU HUA          ORGANIZED UNDER                       50%
WINDOW                            THE
SYSTEMS COMPANY, LTD.             LAWS OF CHINA

SHUNDE DONNELLY ZHEN HUA          ORGANIZED UNDER                       50%
AUTOMOTIVE SYSTEMS CO. LTD.       THE LAWS OF CHINA

APPLIED FILMS CORPORATION         COLORADO                              50%

DONNELLY HOHE ESPANA, S.A.        ORGANIZED UNDER                      25.6%
                                  THE LAWS OF SPAIN

VISION GROUP, PLC                 ORGANIZED UNDER                      25.6%
                                  THE LAWS OF SCOTLAND

                                                                      EXHIBIT 23


Consent of Independent Certified Public Accountants


Donnelly Corporation
Holland, Michigan

We hereby consent to the incorporation by reference of our reports dated August 1, 1997, relating to the combined consolidated financial statements and schedule of Donnelly Corporation appearing in the corporation's annual report on Form 10-K for the year ended June 28, 1997, in that corporation's previously filed Form S-8 Registration Statements for that corporation's 1987 Stock Option Plan (Registration No. 33-26555), 1987 Employees' Stock Purchase Plan (Registration No. 33-34746) and Non-Employee Directors' Stock Option Plan (Registration No. 33-55499).



/s/BDO Seidman, LLP

Grand Rapids, Michigan
September 23, 1997