Form 10-Q
period 1997-09-27
DONNELLY CORP
filed 1997-11-12
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended September 27, 1997 Commission File Number 1-9716

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

5,462,317 shares of Class A Common Stock and 4,461,433 shares of Class B Common Stock were outstanding as of October 31, 1997.

DONNELLY CORPORATION

INDEX

                                                                            Page
                                                                       Numbering

PART 1.           FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Combined Consolidated Balance Sheets
          - September 27, 1997 and June 28, 1997                               3
          Condensed Combined Consolidated Statements of Income
          - Three months ended September 27, 1997 and September 28, 1996       4
          Condensed Combined Consolidated Statements of Cash Flows
          - Three months ended September 27, 1997 and September 28, 1996       5
          Notes to Condensed Combined Consolidated Financial Statements      6-9


 Item 2.  Management's Discussion and Analysis of Results of Operations and
          Financial Condition                                               8-12

PART II.          OTHER INFORMATION

 Item 1.  Legal Proceedings                                                   13

 Item 4.  Submission of Matters to a Vote of Security Holders                 13

 Item 6.  Exhibits and Reports on Form 8-K                                    13

 Signatures                                                                   14

PART I.           FINANCIAL  INFORMATION

ITEM 1.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                                                September 27,      June 28,
In thousands                                                                        1997            1997
ASSETS
Current assets:
Cash and cash equivalents .....................................................   $  9,462      $  8,568
Accounts receivable, less allowance of $959 and $1,064.........................     57,580        67,850
Inventories ...................................................................     45,020        42,484
Prepaid expenses and other current assets......................................     35,552        33,738
               Total current assets ...........................................    147,614       152,640
Property, plant and equipment .................................................    288,563       286,451
Less accumulated depreciation .................................................    122,799       121,327
               Net property, plant and equipment ..............................    165,764       165,124
Investments in and advances to affiliates......................................     15,405        15,487
Other assets ..................................................................     31,460        25,042
               Total assets ...................................................   $360,243      $358,293

LIABILITIES AND SHAREHOLDERSAE EQUITY Current liabilities:
Accounts and notes payable ....................................................   $ 58,611      $ 76,392
Other current liabilities .....................................................     38,508        39,257
               Total current liabilities ......................................     97,119       115,649
Long-term debt, less current maturities........................................    142,509       122,798
Deferred income taxes and other liabilities....................................     27,559        25,674
               Total liabilities ..............................................    267,187       264,121
Minority interest .............................................................        273           345
Preferred stock ...............................................................        531           531
Common stock ..................................................................        994           991
Other shareholders' equity ....................................................     91,258        92,305
               Total shareholders' quity ......................................     92,783        93,827
               Total liabilities and shareholders' equity......................   $360,243      $358,293


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended
                                                                       September 27,   September 28,

In thousands except share data                                              1997            1996
Net sales ...........................................................   $   165,176    $   113,400
Cost of sales .......................................................       137,476         90,252
               Gross profit .........................................        27,700         23,148
Operating expenses:
Selling, general and administrative .................................        15,265         11,087
Research and development ............................................         9,345          7,119
               Operating income .....................................         3,090          4,942
Non-operating (income) expenses:
Interest expense ....................................................         2,404          1,957
Royalty income ......................................................          (102)          (409)
Interest income .....................................................          (111)           (72)
Other (income) expense, net .........................................           187            317
               Income before taxes on income.........................           712          3,149

Taxes on income .....................................................            15          1,171
               Income before minority interest and equity earnings ..           697          1,978
Minority interest in net loss of subsidiaries........................           345              0
Equity in losses of affiliated companies.............................           (56)          (256)
Net income ..........................................................   $       986    $     1,722
Per share of common stock:
                Net income...........................................   $      0.10       $   0.18

                Cash dividends declared..............................   $      0.10       $   0.10

                Average common shares outstanding....................     9,892,525      9,795,769

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                           September 27,       September 28,
In thousands                                                  1997                1996
OPERATING ACTIVITIES
Net income ......................................           $    986         $  1,722
Adjustments to reconcile net income to net cash
from (for) operating activities:
Depreciation and amortization ...................              5,913            3,759
Gain on sale of property and equipment ..........                 (3)              --
Deferred pension cost and postretirement benefits                173            1,340
Deferred income taxes ...........................                207             (688)
Minority interest loss ..........................               (621)              --
Equity in losses of affiliated companies ........                 56            1,318
Changes in operating assets and liabilities:
Repayment of accounts receivable ................             (3,775)              --
Accounts receivable .............................             12,590           (6,768)
Inventories .....................................             (3,772)          (2,812)
Prepaid expenses and other current assets .......             (3,376)             658
Accounts payable and other current liabilities ..            (15,580)           4,099
Other ...........................................             (2,858)            (459)
               Net cash from (for) operating activities      (10,060)           2,169

INVESTING ACTIVITIES
Capital expenditures ............................            (10,261)          (3,676)
Proceeds from sale of property and equipment ....                298               --
Investments in and advances to equity affiliates                  (6)          (4,054)
Other ...........................................               (284)            (679)
               Net cash for investing activities             (10,253)          (8,409)

FINANCING ACTIVITIES
Proceeds from long-term debt ....................             22,747           11,264
Repayments on long-term debt ....................               (405)              --
Common stock issuance ...........................                297              247
Dividends paid ..................................               (993)            (922)
               Net cash from financing activities             21,646           10,589

Effect of foreign exchange rate changes on cash .               (439)              --
Increase in cash and cash equivalents ...........              1,333            4,349
Cash and cash equivalents, beginning of period ..              8,568            1,303
Cash and cash equivalents, end of period ........           $  9,462         $  5,652

The accompanying notes are an integral part of these statements.

                              DONNELLY CORPORATION
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                               September 27, 1997

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 27, 1997, should not be considered indicative of the results that may be expected for the year ended June 27, 1998. The combined consolidated balance sheet at June 28, 1997, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 28, 1997.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30. Accordingly, each quarter ends on the Saturday closest to the calendar quarter end. Both the quarters ended September 27, 1997 and September 28, 1996, included 13 weeks.

NOTE B--INVENTORIES

Inventories consist of:
   (In thousands)                       September 27,        June 28,
                                           1997               1997
FIFO and average cost:
  Finished products and work in process    27,371           16,675
  Raw materials .......................    17,649           25,809
                                          -------           -------
                                          $45,020           $42,484
                                          =======           =======

NOTE C---INCOME PER SHARE

Income per share is computed by dividing net income, adjusted for preferred stock dividends of approximately $10,000 in each respective quarter, by the weighted average number of shares of Donnelly Corporation common stock outstanding, as adjusted for stock splits.

NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                      Three  Months Ended
(In thousands)                   September 27,    September 28,
                                    1997           1996
Cash paid during the period for:
Interest .........                 $1,617         $1,144
Income taxes......                 $  181         $2,698

NOTE E---INVESTMENTS IN AND ADVANCES TO AFFILIATES

On November 3, 1997, the Company formed Lear-Donnelly Overhead Systems, L.L.C. ("Lear-Donnelly"), a 50% owned joint venture with Lear Corporation ("Lear"), based in Southfield, Michigan, one of the world's largest independent automotive suppliers, Lear-Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ("products"). Lear and Donnelly each contributed certain technologies and assets for the creation of the joint venture, including Lear's operations in Marlette, Michigan and Prestige, in the Czech Republic as well as some equipment from Lear's operations in England and Donnelly's interior lighting and trim facilities located in Holland, Michigan and just outside of Dublin, Ireland, as well as some equipment from Donnelly's operations in Grand Haven.

Lear-Donnelly will manufacture and supply products for both Donnelly and Lear, who are responsible for the customer sales efforts to the original equipment manufacturers. Because existing contracted sales are to be retained by the Company, the Company's net sales levels will remain unchanged, however, the Company's gross profit and operating margins will be unfavorably impacted due to the net earnings of the joint venture being accounted for under the equity method. However, the joint venture will not significantly impact the comparability of net income of the Company from period to period.

NOTE F---GLOBAL REVOLVER

In September 1997, the Company entered into a new unsecured $160 million multi-currency global revolving credit agreement to meet the financing needs of Donnelly Corporation and its majority owned, controlled subsidiaries. This multi-currency revolving credit agreement replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsch Mark revolving Eurocredit loan agreement. Borrowings under this agreement bear interest, at the election of the Company at a floating rate equal to (i) the Federal Funds Funding rate plus .385% to .875% or (ii) the Eurodollar rate plus
 .185% to .675% based on specific financial ratios of the Company. The Company's initial borrowings under the agreement bear interest at a floating rate of approximately 3.5-4.0% per annum when borrowed in German Marks and 5.7-6.0% per annum when borrowed in U.S. Dollars. This new revolving credit agreement terminates in September 2004, with an opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

Item 2.

                      DONNELLY CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              FIRST QUARTER REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1997

GENERAL

On November 3, 1997, the Company formed Lear-Donnelly Overhead Systems, L.L.C. ("Lear-Donnelly"), a 50% owned joint venture with Lear Corporation ("Lear"), based in Southfield, Michigan, one of the world's largest independent automotive suppliers. Lear-Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ("products"). Lear and Donnelly each contributed certain technologies and assets for the creation of the joint venture, including Lear's operations in Marlette, Michigan and Prestige, in the Czech Republic as well as some equipment from Lear's operations in England and Donnelly's interior lighting and trim facilities located in Holland, Michigan and just outside of Dublin, Ireland, as well as some equipment from Donnelly's operations in Grand Haven.

Lear-Donnelly will manufacture and supply products for both Donnelly and Lear, who are responsible for the customer sales efforts to the original equipment manufacturers. Because existing contracted sales are to be retained by the Company, the Company's net sales levels will remain unchanged, however, the Company's gross profit and operating margins will be unfavorably impacted due to the net earnings of the joint venture being accounted for under the equity method. However, the joint venture will not significantly impact the comparability of net income of the Company from period to period.

In the second quarter of 1997, the Company acquired a controlling interest in the general partner of Donnelly Hohe, therefore, began consolidating the financial statements of Donnelly Hohe with those of the Company. Prior to acquiring control of the general partner, the Company's investment in Donnelly Hohe was accounted for using the equity method. Because the Company's limited partnership interest has remained unchanged, the impact on net income has remained unchanged for each period reported.

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of or for a period ended on a particular date include Donnelly Hohe's financial statements as of or for a period ended approximately one month before that date. The Company intends to continue this practice. Accordingly, the Company's financial statements for the period ended September 27, 1997, consolidate Donnelly Hohe's financial statements for the period ended August 31, 1997.

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year. The comparability of the Company's results on a period to period basis may also be affected by the Company's formation of new joint ventures, alliances, acquisitions, and substantial investment in new product lines.

RESULTS OF OPERATIONS

Net sales were $165.2 million in the first quarter of 1998 compared to $113.4 million for the first quarter of 1997. The consolidation of Donnelly Hohe contributed approximately $44.1 million of net sales for the first quarter of 1998. Excluding Donnelly Hohe, consolidated net sales for the first quarter of 1998 were approximately $121.1 million, an increase of 6.7% over the first quarter of 1997.

Net sales for the Company's North American operations increased by approximately 7% in 1998 compared to 1997. The increase was primarily due to programs launched in 1997 running at full production volumes and new product introductions in the modular window, door handle and interior trim product lines. North American car and light truck build increased marginally during the period. The Company's consolidated European net sales increased by approximately $44.2 million in 1998 from 1997 due to the consolidation of Donnelly Hohe. Excluding the consolidation of Donnelly Hohe, net sales for the Company's European operations were at the same level as 1997. It is expected that the Company's European sales will be flat in the second quarter of 1998 compared to the second quarter of 1997.

Gross profit margin for the first quarter of 1998 was 16.8% compared to 20.4% for the first quarter of 1997 due to the consolidation of Donnelly Hohe. Donnelly Hohe's gross profit margins are lower than that of the Company's operations in North America. The Company's North American gross profit margins for the three month period were flat compared to the same period in 1997 despite an unfavorable product mix and the costs associated with the ramp-up of the Donnelly Optics business. A favorable arbitration award associated with Donnelly Happich Technologies helped offset excess costs on the visor program and improve margins slightly. The Company's European gross profit in the first quarter of 1998 was flat compared to the same period in 1997.

Selling, general and administrative expenses increased from $11.1 million in the first quarter of 1997 to $15.3 million for the same period of 1998 due to the consolidation of Donnelly Hohe and to support the ramp-up of the Donnelly Optics business. Discount fees of $0.6 million associated with asset securitization entered into in November 1996 are also included in selling, general and administrative expenses. Despite the higher selling, general and administrative expenses in the first quarter of fiscal 1998, these expenses decreased from 9.8% of net sales in the first quarter of 1997 to 9.2% of net sales in 1998.

Research and development expenses for the first quarter of 1998 were $9.3 million, or 5.7% of net sales, compared to 6.3% of net sales for the first quarter of 1997. These expenses were lower as a percentage to sales due to the consolidation of Donnelly Hohe.

The Company's operating income was $3.1 million in the first quarter of 1998, down from $4.9 million in 1997 primarily due to lower gross profit margins as a percent to sales for the period. The Company's North American operating income was lower as a percent to sales due to flat gross profit margins, operating losses associated with the start-up of Donnelly Optics and higher administrative and research and development expenses. The Company's European operating income was unfavorably impacted for the quarter by higher costs and operational problems at the Company's Irish and German operations and competitive pricing pressures. In Germany, plans for restructuring operations were delayed due to the change in management at Donnelly Hohe. The new management expects to implement a modified restructuring plan over the next four to six months.

Interest expense was $2.4 million in the first quarter of 1998 compared to $2.0 million for the first quarter of the previous year. The higher interest expense was due to the consolidation of Donnelly Hohe. Interest expense, excluding the consolidation of Donnelly Hohe, was below the previous year level primarily due to the asset securitization of accounts receivable. In the second quarter of 1997 the Company entered into an agreement to sell an interest in a defined pool of trade accounts receivable. At September 27, 1997, a $35.0 million interest had been sold under this agreement with proceeds used to reduce revolving lines of credit. The discount expense associated with this transaction is included in selling, general and administrative expenses.

Due to the consolidation of Donnelly Hohe, minority interest in net loss of subsidiaries was $0.3 million in the first quarter of 1998. Equity in losses of affiliated companies was $0.1 million in the first quarter of 1998 compared to $0.3 million for the same period in 1997. In the first quarter of 1997 the Company accounted for its investment in Donnelly Hohe under the equity method of accounting.

The Company's effective tax rate was 2.1% for the three month period ended September 27, 1997, compared to 37.2% for the three month period ended September 28, 1996. The decrease in the effective tax rate is primarily due to lower earnings for the period and a higher marginal tax rate on operating losses at the Company's Donnelly Hohe subsidiary. The Company expects that the average tax rate for the twelve month period ended June 27, 1998 to be approximately between 32% to 35%.

Net income was $1.0 million in the first quarter of 1998 compared to $1.7 million the previous year. The decrease was primarily due to lower operating margins as a percent to sales in the Company's North American operations, operating losses at Donnelly Optics due to the ramp-up of this business, higher research and development expenses and continued operating issues and pricing pressures in the Company's European operations. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1997 to 1998 for the three month period.

The Company continues to focus on implementing plans during 1998 to improve financial performance over 1997 levels. However, the delays in implementing improvements in Germany, operational difficulties in Ireland and the investments required for Donnelly Optics are placing considerable pressure on financial goals for the Company.

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company entered into a new unsecured $160 million multi-currency global revolving credit agreement to meet the financing needs of Donnelly Corporation and its majority owned, controlled subsidiaries. This multi-currency revolving credit agreement replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsche Mark revolving Eurocredit loan agreement. Borrowings under this agreement bear interest, at the election of the Company at a floating rate equal to (i) the Federal Funds Funding rate plus .385% to .875% or (ii) the Eurodollar rate plus
 .185% to .675% based on specific financial ratios of the Company. The Company's initial borrowings under the agreement bear interest at a floating rate of approximately 3.5-4.0% per annum when borrowed in German Marks and 5.7-6.0% per annum when borrowed in U.S. Dollars. This new revolving credit agreement terminates in September 2004, with an opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $41.9 million at September 27, 1997, compared to no borrowings against the Company's $80 million bank revolving credit agreement at June 28, 1997. The Company's 75 million Deutsch Mark (approximately $41 to $45 million) credit agreement had borrowings of $31.6 million at August 31, 1997, compared to $33.4 million at May 30, 1997. This credit agreement was replaced by the $160 million revolver in September, 1997. The increase in the Company's borrowing is primarily to support capital expenditures and working capital requirements for the period.

The Company's current ratio was 1.5 and 1.3 at September 27, 1997 and June 28, 1997, respectively. Working capital was $50.5 million at September 27, 1997, compared to $37.0 million at June 28, 1997. The increase in working capital at September 27, 1997 was primarily due to a decrease in accounts payable from year-end levels caused by lower capital expenditures and lower operating costs for the period compared to the period ended June 28, 1997.

Capital expenditures for the first three months of 1998 and 1997 were $10.3 and $3.7 million, respectively. Capital spending in 1998 is expected to be higher compared to the previous year due to the consolidation of Donnelly Hohe for the entire twelve month period and new business in interior lighting and trim, diffractive optics and electrochromic mirrors.

The Company believes that the long term liquidity and capital resource needs of the Company will continue to be provided principally by funds from operating activities, supplemented by borrowings under the Company's existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances in the financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

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

SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact if any, they may have on future financial statement disclosures. However, results of operations and financial position will be unaffected by implementation of these new standards.

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

(a) Donnelly Corporation's 1997 Annual Meeting of Shareholders was held on October 17, 1997.

(b) Proxies were distributed pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to the Board's nominees as listed in the proxy statement and shareholders elected the nominees as listed in the proxy statement.

(c) At the 1997 Annual Meeting of Shareholders, the shareholders approved the Donnelly Corporation 1997 Employee Stock Option Plan as described in the proxy statement.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit 10.1 Donnelly Corporation Multi Currency Revolving Credit Loan Agreement dated September 16, 1997

Exhibit 10.2 5th Amendment to the Donnelly Corporation 1987 Employee Stock Purchase Plan

Exhibit 27            Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                           DONNELLY CORPORATION
                                           Registrant




Date:  November 12, 1997                   /s/ J. Dwane Baumgardner
                                           J. Dwane Baumgardner
                                           (Chairman, Chief Executive
                                           Officer, and President)



Date:  November 12, 1997                   /s/ William R. Jellison
                                           William R. Jellison
                                           (Vice President, Corporate
                                           Controller, and Treasurer)

                   FIFTH AMENDMENT TO THE DONNELLY CORPORATION
                       1987 EMPLOYEES' STOCK PURCHASE PLAN


     This Fifth Amendment to the Donnelly Corporation 1987 Employees' Stock Purchase Plan (the "Plan") is adopted by Donnelly Corporation, a Michigan corporation (the "Company") with respect to the following:

     The Company adopted the Plan in 1987. The Plan has been amended from time to time.

     The Company wishes to amend the Plan further.

     NOW, THEREFORE, the Plan is amended as follows:

     Section 17 is amended in its entirety to read as follows:

          17. Termination of the Plan. Unless sooner terminated as hereinafter provided, this Plan shall terminate on December 31, 1999. The Company may, by action of its Board of Directors, terminate the Plan at any time. Notice of termination shall be given to all then participants, but any failure to give such notice shall not impair the termination. Upon termination of the Plan, all amounts in Purchase Accounts of Participants shall be promptly refunded.

     This Amendment will be effective as of August 22, 1997.

     IN WITNESS WHEREOF, the Company has caused this Amendment to be executed this day of August 22, 1997.

                                         DONNELLY CORPORATION


                                         By: /s/ J. Dwane Baumgardner
                                             J. Dwane Baumgardner
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
CORPORATE SEAL
Attest:

By:    /s/ Maryann Komejan
     Maryann Komejan, Corporate Secretary


GRR/DOC/#58883 v.1

                                                                  [POST-CLOSING]
                                                                  EXECUTION COPY



                              DONNELLY CORPORATION


                                  $160,000,000





                  MULTICURRENCY REVOLVING CREDIT LOAN AGREEMENT

                         dated as of September 16, 1997







                  THE FIRST NATIONAL BANK OF CHICAGO, as Agent

                    DRESDNER BANK AG, as Documentation Agent

                                TABLE OF CONTENTS


ARTICLE I
DEFINITIONS....................................................................1
1.1 Certain Definitions........................................................1
1.2 Other Definitions; Rules of Construction..................................18


ARTICLE II
THE COMMITMENT................................................................18
2.1 Commitment of the Banks...................................................18
2.2 Types of Advances.........................................................19
2.3 Termination and Reduction of Commitment; Facility and Agent's Fees........20
2.4 Disbursement of Advances..................................................21
2.5 Conversion and Continuation of Outstanding Ratable Advances...............22
2.6 Transaction Loans.........................................................23
2.7 Borrowing Subsidiaries....................................................23
2.8 Availability of Funds.....................................................24
2.9 Minimum Amounts...........................................................25
2.10 Changes in Interest Rate, etc............................................25
2.11 Rates Applicable After Default...........................................25
2.12 Method of Payment........................................................26
2.13 Noteless Agreement; Evidence of Indebtedness.............................27
2.14 Telephonic Notices.......................................................28
2.15 Principal Payments.......................................................28
2.16 Interest Payments........................................................28
2.17 Notification of Advances, Interest Rates, Prepayments and Commitment
     Reductions...............................................................29
2.18 Lending Offices..........................................................29
2.19 Non-Receipt of Funds by the Agent........................................29
2.20 Extension of Revolving Credit Termination Date...........................30
2.21 Facility Letters of Credit...............................................30
2.21.1 Issuance of Facility Letters of Credit.................................30
2.21.2 Participating Interests................................................31
2.21.3 Facility Letter of Credit Reimbursement Obligations....................31
2.21.4 Procedure for Issuance.................................................33
2.21.5 Nature of the Banks' Obligations.......................................34
2.21.6 Facility Letter of Credit Fees.........................................34


ARTICLE III
LOCAL CURRENCY FACILITIES.....................................................35
3.1 Terms of Local Currency Facilities........................................35

3.2 Refunding of Local Currency Loans.........................................37


ARTICLE IV
YIELD PROTECTION; TAXES.......................................................39
4.1 Yield Protection..........................................................39
4.2 Changes in Capital Adequacy Regulations...................................40
4.3 Availability of Types of Advances.........................................41
4.4 Funding Indemnification...................................................41
4.5 Taxes.....................................................................41
4.6 Bank Statements; Survival of Indemnity....................................43


ARTICLE V
CONDITIONS PRECEDENT..........................................................43
5.1 Initial Advance...........................................................43
5.2 Further Conditions for Disbursement.......................................45


ARTICLE VI
REPRESENTATIONS AND WARRANTIES................................................46
6.1 Corporate Existence and Power.............................................46
6.2 Corporate Authority.......................................................46
6.3 Binding Effect............................................................46
6.4 Subsidiaries..............................................................46
6.5 Litigation................................................................47
6.6 Financial Condition.......................................................47
6.7 Use of Loans. ............................................................47
6.8 Consents, Etc.............................................................48
6.9 Taxes.....................................................................48
6.10 ERISA....................................................................48
6.11 Disclosure. .............................................................48


ARTICLE VII
COVENANTS.....................................................................49
7.1 Affirmative Covenants.....................................................49
7.2 Negative Covenants. ......................................................51


ARTICLE VIII
DEFAULT.......................................................................53

8.1 Events of Default.........................................................53


ARTICLE IX
ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES................................56
9.1 Acceleration and other Remedies...........................................56
9.2 Amendments................................................................57
9.3 Preservation of Rights....................................................58


ARTICLE X
GENERAL PROVISIONS............................................................58
10.1 Survival of Representations..............................................58
10.2 Governmental Regulation..................................................58
10.3 Headings.................................................................58
10.4 Entire Agreement.........................................................58
10.5 Several Obligations; Benefits of this Agreement..........................58
10.6 Expenses; Indemnification................................................59
10.7 Accounting...............................................................59
10.8 Severability of Provisions...............................................60
10.9 Nonliability of Banks....................................................60
10.10 Confidentiality.........................................................60
10.11 Nonreliance.............................................................60
10.12 Disclosure..............................................................60
10.13 Several Obligations of the Borrowers....................................61


ARTICLE XI
THE AGENT.....................................................................61
11.1 Appointment; Nature of Relationship......................................61
11.2 Powers...................................................................61
11.3 General Immunity.........................................................61
11.4 No Responsibility for Loans, Recitals, etc...............................62
11.5 Action on Instructions of Banks..........................................62
11.6 Employment of Agents and Counsel.........................................62
11.7 Reliance on Documents; Counsel...........................................62
11.8 Agent's Reimbursement and Indemnification................................63
11.9 Notice of Default........................................................63
11.10 Rights as a Bank........................................................63
11.11 Bank Credit Decision....................................................64
11.12 Successor Agent.........................................................64
11.13 Agents' Fee.............................................................65
11.14 Delegation to Affiliates................................................65
11.15 Documentation Agent.....................................................65

ARTICLE XII
SETOFF; RATABLE PAYMENTS......................................................65
12.1 Setoff...................................................................65
12.2 Sharing of Payments......................................................65


ARTICLE XIII
BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS.............................66
13.1 Successors and Assigns...................................................66
13.2 Participations...........................................................67
13.2.1 Permitted Participants; Effect.........................................67
13.2.2. Voting Rights.........................................................67
13.2.3. Benefit of Setoff.....................................................67
13.3 Assignments..............................................................68
13.3.1. Permitted Assignments.................................................68
13.3.2. Effect; Effective Date................................................68
13.4 Dissemination of Information.............................................69
13.5 Tax Treatment............................................................69


ARTICLE XIV
NOTICES.......................................................................69
14.1 Notices..................................................................69
14.2 Change of Address........................................................69


ARTICLE XV
COUNTERPARTS..................................................................69


ARTICLE XVI
CHOICE OF LAW; CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL..................70
16.1 CHOICE OF LAW............................................................70
16.2 CONSENT TO JURISDICTION..................................................70
16.3 WAIVER OF JURY TRIAL.....................................................70

EXHIBITS

Exhibit A-1 Form of Revolving Credit Note
Exhibit A-2 Form of Term Note
Exhibit B   Borrowing Notice
Exhibit C   Conversion/Continuation Notice
Exhibit D   Loan/Credit Related Money Transfer Instructions
Exhibit E   Compliance Certificate
Exhibit F   Form of Borrowing Subsidiary Agreement
Exhibit G   Form of Borrowing Subsidiary Termination
Exhibit H   Form of Borrowing Subsidiary Borrowing Limit Change Notice
Exhibit I   Form of Local Currency Addendum
Exhibit J   Assignment and Assumption Agreement
Exhibit K   Form of Payoff Letter

SCHEDULES

Schedule 2.12
      Payment Offices
Schedule 6.4 Subsidiaries
Schedule 6.5 Litigation
Schedule 7.2(g) Existing Liens

                  MULTICURRENCY REVOLVING CREDIT LOAN AGREEMENT

     THIS MULTICURRENCY REVOLVING CREDIT LOAN AGREEMENT, dated as of September 16, 1997 (as it may be amended, supplemented, or modified from time to time, this "Agreement"), is among DONNELLY CORPORATION, a Michigan corporation (the "Borrower"), DONNELLY HOHE GmbH & CO. KG ("Hohe"), a limited liability partnership with a limited liability company as general partner, each organized under the law of the Federal Republic of Germany, the Banks set forth on the signature pages hereof (collectively, the "Banks" and, individually, a "Bank"), Dresdner Bank AG, as Documentation Agent (in such capacity, the "Documentation Agent"), and The First National Bank of Chicago, as Agent.


                                  INTRODUCTION


                                    ARTICLE I
                                   DEFINITIONS

     1.1 Certain Definitions. As used herein the following terms shall have the following respective meanings:

     "Acceleration Date" is defined in Section 3.2.

     "Advance" means a borrowing hereunder consisting of the aggregate amount of the several Loans made on the same Borrowing Date by the Banks to the Relevant Borrower (a) of the same Type (or on the same interest basis in the case of Transaction Advances), (b) in the case of Eurocurrency Advances, denominated in the same Permitted Currency, and (c) when applicable, for the same Interest Period, and includes a Transaction Advance.

     "Affected Local Currency Loans" is defined in Section 3.2.

     "Affiliate" means, when used with respect to any Person, any other Person which, directly or indirectly, controls or is controlled by or is under common control with such Person. For purposes of this definition, "control" (including the correlative meanings of the terms "controlled by" and "under common control with"), with respect to any Person, shall mean possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or by contract or otherwise.

     "Aggregate Commitment" means the aggregate of the Commitments of all the Banks, as reduced from time to time pursuant to the terms hereof.

     "Agent" means The First National Bank of Chicago in its capacity as contractual representative of the Banks pursuant to Article XI, and not in its individual capacity as a Bank, and any successor Agent appointed pursuant to
Article XI.

     "Alternate Base Rate" means, for any day, a rate of interest per annum equal to the higher of (a) the Corporate Base Rate for such day or (b) the sum of the Federal Funds Effective Rate for such day plus 1/2% per annum.

     "Applicable Margin" means, on any day, with respect to each Type of Advances (other than Transaction Advances), the per annum rate set forth below in the corresponding column for the period during which the Interest Coverage Ratio is within the corresponding range. The Applicable Margin shall change on the fifth day following receipt of the notice delivered by the Borrower under
Section 7.1(e)(ii); provided that (a) upon the failure of the Borrower to timely deliver such notice and until such notice is delivered, and (b) during the occurrence and the continuance of an Event of Default, the highest Applicable Margin provided for herein shall be in effect.

 Interest
Coverage                               Eurocurrency                     Floating
  Ratio                                     Rate                          Rate

Greater than
7.75 to 1                                  .185%                          .385%

Less than or equal to
7.75 to 1 and greater
than 5.75 to 1                             .240%                          .440%

Less than or equal to
5.75 to 1 and greater
than 3.75 to 1                             .30%                           .500%

Less than or equal to
3.75 to 1 and greater
than 3.00 to 1                             .45%                           .650%

Less than or equal to
3.00 to 1                                  .675%                          .875%

On the Effective Date, the Eurocurrency Rate Applicable Margin shall be .30% and the Floating Rate Applicable Margin shall be .50%; each shall thereafter be adjusted in accordance with the provisions hereof.

     "Applied Films" means Applied Films Corporation, a Colorado corporation, 50% of the outstanding shares of which are currently owned by the Borrower.

     "Borrower" means Donnelly Corporation, a Michigan corporation, and its successors and assigns.

     "Borrowers"   means,   collectively,   the  Borrower   and  the   Borrowing
Subsidiaries.

     "Borrowing Date" means a date on which an Advance is made or a Facility Letter of Credit is issued hereunder.

     "Borrowing Notice" is defined in Section 2.1 or 2.6.

     "Borrowing Subsidiary" means, at any time, any Subsidiary of the Borrower designated as either a Committed Borrowing Subsidiary and/or a Line Borrowing Subsidiary by the Borrower and consented to by the Banks pursuant to Section 2.7 that has not ceased to be a Borrowing Subsidiary pursuant to Section 2.7.

     "Borrowing Subsidiary Agreement" means a Borrowing Subsidiary Agreement substantially in the form of Exhibit F.

     "Borrowing Subsidiary Termination" means a Borrowing Subsidiary Termination substantially in the form of Exhibit G.

     "Business Day" means (a) with respect to any borrowing, payment or rate selection of Eurocurrency Advances, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago, New York, London and, for Advances denominated in currencies other than Dollars, the principal financial center of the country in whose currency the Advance is to be funded, for the conduct of substantially all of their commercial lending activities and on which dealings in the relevant Permitted Currency are carried on in the London interbank market, and (b) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago for the conduct of substantially all of their commercial lending activities.

     "Capital Lease" of any Person means any lease of property by such Person as lessee which, in accordance with Generally Accepted Accounting Principles, would be capitalized on the balance sheet of such Person.

     "Change" is defined in Section 4.2.

     "Commitment" means, for each Bank, the obligation of such Bank to make Loans and to participate in Facility Letters of Credit not exceeding in the aggregate at any time outstanding the amount set forth opposite its signature below or as set forth in any Notice of Assignment relating to any assignment that has become effective pursuant to Section 13.3.2, as such amount may be modified from time to time pursuant to the terms hereof.


     "Commitment Reduction Notice" is defined in Section 2.3.

     "Committed Borrowing Subsidiary" means, at any time, any Subsidiary designated as such by the Borrower and consented to by the Banks pursuant to
Section 2.7 that has not ceased to be a Committed Borrowing Subsidiary pursuant to Section 2.7.

     "Consolidated" or "consolidated" means, when used with reference to any financial term in this Agreement, the aggregate for two or more Persons of the amounts signified by such term for all such Persons determined on a consolidated basis in accordance with Generally Accepted Accounting Principles.

     "Consolidated EBIT" means, for any period, the sum of (a) income or loss before taxes on income for the Borrower and its consolidated Subsidiaries, plus
(b) Consolidated Interest Expense, all as determined in accordance with Generally Accepted Accounting Principles.

     "Consolidated EBITDA" means, for any period, the sum of (a) income or loss before taxes on income for the Borrower and its consolidated Subsidiaries, plus
(b) to the extent deducted from revenues in determining such income or loss, (i) Consolidated Interest Expense, (ii) expenses for taxes paid or accrued, (iii) depreciation, and (iv) amortization, plus (c) to the extent not otherwise included in determining such income or loss, the amount of cash dividends or distributions received by the Borrower or its consolidated Subsidiaries from any Person which is not a consolidated Subsidiary.

     "Consolidated Debt" means, at any time, (a) all Indebtedness at such time of the Borrower and its consolidated Subsidiaries that would, in accordance with Generally Accepted Accounting Principles, be required to be reflected on a consolidated balance sheet of the Borrower and its Subsidiaries plus (b) any Indebtedness at such time of the kind described in subsection (i) of the definition of Indebtedness to the extent such Indebtedness is not required to be so reflected.

     "Consolidated Interest Expense" means, for any period, all interest paid or payable by the Borrower and its consolidated Subsidiaries during such period.

     "Consolidated Tangible Net Worth" means as of any date, (a) the amount of any capital stock, paid in capital and similar equity accounts plus (or minus in the case of a deficit) the capital surplus and retained earnings of Borrower and its consolidated Subsidiaries and the amount of any foreign currency translation adjustment account shown as a capital account of Borrower and its consolidated Subsidiaries, less (b) the net book value of all items of the following character which are included in the assets of Borrower and its consolidated
Subsidiaries: (i) goodwill, including without limitation, the excess of cost over book value of any asset, (ii) organization or experimental expenses, (iii) unamortized debt discount and expense, (iv) patents, trademarks, trade names and copyrights, (v) treasury stock, (vi) deferred taxes and deferred charges, (vii) franchises, licenses and permits, and (viii) other assets which are deemed intangible assets under Generally Accepted Accounting Principles, and plus (c) any Transitional Obligation reflected in the Total Liabilities of Borrower and its consolidated Subsidiaries; provided; however, that the items listed in clause (b) above shall only be subtracted to the extent that all such items in the aggregate exceed 20% of clause (a) above.

     "Conversion/Continuation Notice" is defined in Section 2.5.

     "Converted Local Currency Loans" is defined in Section 3.2(b).

     "Corporate Base Rate" means a rate per annum equal to the corporate base rate of interest announced by First Chicago from time to time, changing when and as said corporate base rate changes.

     "Debt to EBITDA Ratio" means the ratio of (a) Consolidated Debt to (b)(i) Consolidated EBITDA, as calculated for the Borrower's eight most recently ended fiscal quarters divided by (ii) two.

     "Default" means an event or condition which, but for the lapse of time or the giving of notice, or both, would constitute an Event of Default.

     "Documentation   Agent"  means   Dresdner   Bank  AG  in  its  capacity  as
documentation agent for the Banks, and not in its individual capacity as a Bank.

     "Dollar Equivalent" means, with respect to each Eurocurrency Rate Loan not denominated in Dollars, the amount in Dollars resulting from converting the amount of the Loan from the Permitted Currency in which it is denominated into Dollars at the most favorable spot exchange rate determined by the Agent to be available to it for purchasing the Permitted Currency with Dollars at approximately 11:00 a.m. local time of the applicable Payment Office on the date the Eurocurrency Rate Loan is disbursed or continued, or on such other date as the determination is made, which rate shall be substantially representative of the market rate.

     "Dollars" and "$" means the lawful money of the United States of America.

     "Effective Date" means September 16, 1997.

     "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, ordinances, rules, regulations, judgments, writs, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses and other governmental restrictions promulgated by the government of the United States of America or any foreign government or by any state, province, municipality or other political subdivision thereof or therein or by any court, agency or instrumentality, regulatory authority or commission of any of the foregoing relating to: (a) the protection of the environment, (b) the effect of the environment on human health, (c) emissions, discharges or releases of pollutants, contaminants, hazardous substances or wastes into surface water, ground water or land, or

(d)  the  manufacture,   processing,   distribution,  use,  treatment,  storage,
disposal,   transport  or  handling  of  pollutants,   contaminants,   hazardous
substances or wastes or the clean-up or other remediation thereof.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any rules or regulations thereunder.

     "ERISA Affiliate" means, with respect to any Person, any trade or business (whether or not incorporated) which, together with such Person or any Subsidiary of such Person, would be treated as a single employer under Section 414 of the Code.

     "Eurocurrency Advance" means an Advance in a Permitted Currency which bears interest at the Eurocurrency Rate.

     "Eurocurrency Business Day" means, with respect to any Eurocurrency Rate Loan, a day which is both a Business Day and a day on which dealings in Dollar deposits and deposits in the applicable Permitted Currency are carried out in the interbank market selected by the Agent with respect to such Eurocurrency Rate Loan.

     "Eurocurrency Interest Period" means, with respect to any Eurocurrency Rate Loan, the period commencing on the day such Eurocurrency Rate Loan is made or converted to a Eurocurrency Rate Loan and ending on the date one, two, three or six months thereafter, as the Borrower may elect under Section 2.4 or 2.5, and each subsequent period commencing on the last day of the immediately preceding Eurocurrency Interest Period and ending on the date one, two, three or six months thereafter, as the Borrower may elect under Section 2.5, provided, however, that (a) any Eurocurrency Interest Period which commences on the last Eurocurrency Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Eurocurrency Business Day of the appropriate subsequent calendar month and (b) each Eurocurrency Interest Period which would otherwise end on a day which is not a Eurocurrency Business Day shall end on the next succeeding Eurocurrency Business Day or, if such next succeeding Eurocurrency Business Day falls in the next succeeding calendar month, on the next preceding Eurocurrency Business Day.

     "Eurocurrency Rate" means, with respect to any Eurocurrency Rate Loan and the related Eurocurrency Interest Period, the per annum rate that is equal to the sum of:

               (a) the Applicable Margin, plus

               (b) the rate per annum  obtained  by  dividing  (i) the per annum rate of interest at which deposits in the Permitted Currency in which the Eurocurrency Rate Loan is to be denominated for such Eurocurrency Interest Period and in an aggregate amount comparable to the amount of such Eurocurrency Rate Loan to be made by First Chicago are offered by the Agent to other prime banks in the applicable interbank market, selected in the Agent's discretion, at approximately 2:00 p.m. local time of the Agent's Payment Office on the second Eurocurrency Business Day prior to the first day of such Eurocurrency Interest Period by (ii) an amount equal to one minus the stated maximum rate (expressed as a decimal) of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) that is specified on the first day of such Eurocurrency Interest Period by the Board of Governors of the Federal Reserve System (or any successor agency thereto) for determining the maximum reserve requirement with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D of such Board) maintained by a member bank of such System;

all as conclusively determined by the Agent, such sum to be rounded up, if necessary, to the nearest whole multiple of one one-hundredth of one percent (1/100 of 1%).

     "Eurocurrency Rate Loan" means any Revolving Credit Loan denominated in a Permitted Currency or any portion of the Term Loan which bears interest at the Eurocurrency Rate for a specified Interest Period.

     "Eurodollar Advance" means a Eurocurrency Advance denominated in Dollars.

     "EuroGlas" means Donnelly EuroGlas Systems SARL, a limited responsibility company organized under the laws of the Republic of France, and a wholly-owned Subsidiary of the Borrower.

     "Event of  Default"  means any of the  events or  conditions  described  in
Section 8.1.

     "Exchange Rate" means, with respect to any currency other than Dollars on any date, the rate at which such currency may be exchanged into Dollars, as set forth on such date on the relevant FWDS Series Reuters currency page at or about 10:00 a.m. (Chicago time) on such date. In the event that such rate does not appear on any such Reuters page, the "Exchange Rate" with respect to such currency shall be determined by reference to such other publicly available service for displaying exchange rates as may be agreed upon by the Agent and the Borrower or, in the absence of such agreement, such "Exchange Rate" shall instead be the Agent's spot rate of exchange in the interbank market where its currency exchange operations in respect of such currency are then being conducted, at or about 10:00 a.m. local time at such date for the purchase of Dollars with such currency for delivery two Business Days later; provided that if at the time of any such determination no such spot rate can reasonably be quoted, the Agent may use any reasonable method (including obtaining quotes from three or more market makers for such currency) as it deems appropriate to determine such rate and such determination shall be conclusive absent manifest error (without prejudice to the determination of the reasonableness of such method.

     "Excluded Taxes" means, in the case of each Bank or applicable Lending Office and the Agent, taxes imposed on its overall net income, and franchise taxes imposed on it, by (a) the jurisdiction under the laws of which such Bank or the Agent is incorporated or organized or (b) the jurisdiction in which the Agent's or such Bank's principal executive office or such Bank's applicable Lending Office is located.

     "Existing Loan Agreements" means that certain Amended and Restated Revolving Credit Loan Agreement dated as of May 20, 1996 among the Borrower, the banks signatory thereto and The First National Bank of Chicago, as agent for the banks, (as amended) (the "Existing US Loan Agreement") and those certain credit agreements among Hohe, the banks signatory thereto and Berliner Bank as collateral agent for the bank group under the related collateral pool agreement dated August/September 1995 (the "Existing German Loan Agreements").

     "Extension Date" is defined in Section 2.20.

     "Extension Request" is defined in Section 2.20.

     "Facility Letter of Credit" means a standby (as distinguished from a trade or commercial) Letter of Credit denominated in Dollars issued pursuant to
Section 2.21.1.

     "Facility Letter of Credit Obligations" means as at the time of determination thereof, the sum of (a) the Reimbursement Obligations then outstanding and (b) the aggregate then undrawn face amount of the then outstanding Facility Letters of Credit.

     "Facility   Letter  of  Credit  Sublimit"  means  an  aggregate  amount  of
$20,000,000.

     "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10:00 a.m. (Chicago time) on such day on such transactions received by the Agent from three Federal funds brokers of reorganized standing selected by the Agent in its sole discretion.

     "Federal Funds Funding Rate" means, the rate per annum equal to the consensus (or if no consensus exists, the arithmetic average) of the rates at which reserves are offered by first-class banks to other first-class banks (at approximately the time at which notice of borrowing or continuation or conversion of a Loan is received, but in any event not before 10:00 a.m.
(Chicago time), or the time an automatic continuation is deemed to have occurred) on such day (or if such day is not a Business Day, on the immediately preceding Business Day) on overnight Federal Funds transactions with members of the Federal

Reserve System arranged by Federal funds brokers, received by the Agent from three Federal funds brokers of recognized standing selected by the Agent in its sole discretion; provided, however, that in lieu of determining the rate in the foregoing manner, the Agent may, in its sole discretion, substitute therefor the consensus (or if no consensus exists, the arithmetic average) of the rates at which reserves are offered by first class banks to other first-class banks at approximately 10:00 a.m. (Chicago time) on such day (or if such day is not a Business Day, on the immediately preceding Business Day) on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, received by the Agent from three Federal funds brokers of recognized standing selected by the Agent in its sole discretion.

     "First Chicago" means The First National Bank of Chicago in its individual capacity, and its successors.

     "Floating Rate" means, for any day, the per annum rate equal to the sum of the Federal Funds Funding Rate plus the Applicable Margin, which Floating Rate shall change simultaneously with any change in the Federal Funds Funding Rate.

     "Floating Rate Advance" means an Advance denominated in Dollars which bears interest at the Floating Rate.

     "Floating Rate Loan" means any Revolving Credit Loan (or any portion of the Term Loan) denominated in Dollars which bears interest at the Floating Rate.

     "Generally  Accepted   Accounting   Principles"  means  generally  accepted
accounting principles applied on a basis consistent with that reflected in the financial statements referred to in Section 6.6.

     "Guaranty" means the Guaranty dated as of the date hereof made by the Borrower in favor of the Agent and the Banks, as from time to time amended or modified.

     "Hohe" means Donnelly Hohe GmbH & Co. KG, an entity approximating a limited partnership with an entity approximating a limited liability company as the general partner, each organized under the law of the Federal Republic of Germany, and an Affiliate of the Borrower.

     "Indebtedness" means (a) indebtedness for borrowed money, (b) obligations evidenced by bonds, debentures, notes or other similar instruments, (c) obligations to pay the deferred purchase price of property or services, except for trade accounts payable arising in the ordinary course of business that are not more than 90 days past due or as are reasonably being contested, (d) obligations as lessee under leases which have been in accordance with Generally Accepted Accounting Principles, recorded as Capital Leases, (e) obligations to purchase property or services if payment is required regardless of whether such property is delivered or services are performed (generally called "take or pay" contracts), but such obligations shall only be included in an amount equal to the difference between the amount of the required payment and the value to the Borrower or a Subsidiary of the Borrower of the goods or services required to be delivered in connection with such required payment, (f) obligations in respect of currency or interest rate swaps or comparable transactions valued at the maximum termination payment payable by the obligor, other than any such contracts entered into as hedges against Indebtedness of the kinds referred to in clauses (a) and (b) above, (g) any obligation of any Person other than the Borrower or its Subsidiaries, if such obligation is secured by any lien on the property of the Borrower or any of its Subsidiaries, provided that, the amount of any such Indebtedness shall be limited to the greater of the then book value or fair market value of the property securing any such lien, (h) obligations for which the Borrower or any one of its Subsidiaries is obligated pursuant to or in respect of a Facility Letter of Credit and the face amount of any other Letter of Credit, (i) obligations of others similar in character to those described in clauses (a) through (h) above for which the Borrower or any of its Subsidiaries is contingently liable by guaranty or otherwise, including without limitation all reimbursement obligations in respect of letters of credit, surety bonds, or similar obligations, to the extent such obligations are not included in the liabilities of the Borrower and its Subsidiaries determined on a consolidated basis as of the date of the last balance sheet required to be furnished to the Banks pursuant to Section 7.1(e)(ii) of this Agreement, and (j) liabilities in respect of unfunded vested benefits under plans covered by Title IV of ERISA. For the purposes hereof, the amount of any Indebtedness described in subsection
(i) of this definition shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Indebtedness was created or if not stated or determinable, the maximum reasonably anticipated liability in respect thereof (assuming the Borrower or any of its Subsidiaries is required to perform thereunder) as determined by the Borrower in good faith.

     "Interest Coverage Ratio" means, as of any date, (a) for purposes of calculating the ratio under Section 7.2(b), the ratio of (i) Consolidated EBIT, as calculated for the Borrower's eight most recently ended fiscal quarters, to
(ii) Consolidated Interest Expense, as calculated for the Borrower's eight most recently ended fiscal quarters, and (b) for purposes of calculating the ratio under the definition of "Applicable Margin" and Sections 2.3, the ratio of (i) Consolidated EBIT, as calculated for the Borrower's four most recently ended fiscal quarters, to (ii) Consolidated Interest Expense, as calculated for the Borrower's four most recently ended fiscal quarters.

     "Interest Payment Date" means (a) with respect to any Floating Rate Loan or fees related to any Facility Letter of Credit, the first day of each January, April, July, and October occurring after the date hereof, commencing with the first such day occurring after the date of this Agreement, and (b) with respect to any Eurocurrency Rate Loan or Transaction Loan, the last day of the related Interest Period and, in the case of any Interest Period exceeding three months, those days that occur during such Interest Period at intervals of three months after the first day of the Interest Period (unless the Borrower and the Bank making a Transaction Loan specifically agree not to require the payment of interest prior to the last day of the Interest Period for such Transaction Loan.)

     "Interest Period" means any Eurocurrency Interest Period or Transaction Loan Interest Period.

     "Issuance Request" is defined in Section 2.21.4.

     "Issuer" means First Chicago.

     "Lending Office" means, with respect to a Bank or the Agent, any office, branch, subsidiary or affiliate of such Bank or the Agent.

     "Letter of Credit" of a Person means a letter of credit or similar instrument which is issued upon the application of such Person or upon which such Person is an account party or for which such Person is in any way liable.

     "Letter of Credit Cash Collateral Account" is defined in Section 9.1. Such account and the related cash collateralization shall be subject to documentation satisfactory to the Agent.

     "Lien" means any lien (statutory or other), pledge, assignment, deed of trust, hypothecation, mortgage, security interest, deposit arrangement, conditional sale, Capital Lease or title retaining contract, financing statement filing, or any other type of lien, charge, encumbrance, preference, priority or other security agreement or preferential arrangement of any kind or other similar claim or right.

     "Line Borrowing Subsidiary" means, at any time, any Subsidiary designated as such by the Borrower and consented to by the Banks pursuant to Section 2.7 that has not ceased to be a Line Borrowing Subsidiary pursuant to Section 2.7.

     "Loan" means any Revolving Credit Loan or Term Loan, as the context may require.

     "Loan Documents" means this Agreement, any Notes issued pursuant to Section 2.13, the Guaranty, any application or reimbursement agreement entered into with respect to any Facility Letter of Credit, and any other agreement, instrument or document executed at any time in connection with this Agreement.

     "Local Currency" means Dollars and any currency other than Dollars for which an Exchange Rate may be calculated.

     "Local Currency Bank" means, with respect to any Local Currency Facility, the Bank (or the office, affiliate, branch or agency of such Bank) which is the lender under such Local Currency Facility.

     "Local Currency Facility" is defined in Section 3.1.

     "Local Currency Facility Addendum" is defined in Section 3.1.

     "Local Currency Facility Maximum Borrowing Amount" is defined in Section 3.1(b).

     "Local Currency Loan" means a loan by a Bank pursuant to a Local Currency Facility.

     "Material Adverse Effect" means a material adverse effect on (a) the business, Property, condition (financial or otherwise), results of operations, or prospects of the Borrower and its Subsidiaries taken as a whole, (b) the ability of the Borrower or any Subsidiary to perform its obligations under the Loan Documents to which it is a party, or (c) the validity or enforceability of any the Loan Documents or the rights or remedies of the Agent or the Banks thereunder.

     "Maturity Date" means the earlier of (a) the second anniversary of the Revolving Credit Termination Date and (b) the date on which the Term Loans are declared or become due and payable pursuant to Section 9.1.

     "Mirrors" means Donnelly Mirrors Limited, organized under the laws of the Republic of Ireland.

     "Multiemployer Plan" means any "multiemployer plan" as defined in Section 4001(a)(3) of ERISA or Section 414(f) of the Code.

     "NBD" means NBD Bank, a Michigan banking corporation.

     "NBD Guaranty" means the Guaranty and Subordination Agreement dated May 4, 1992, executed by the Borrower in favor of NBD in connection with the term loan issued by NBD in favor of Applied Films, as the Guaranty may be amended or modified from time to time.

     "Net Income" means, for any period, the consolidated net income (or loss) of the Borrower and its Subsidiaries after deductions for income taxes, determined in accordance with Generally Accepted Accounting Principles.

     "Non-US Borrower" is defined in Section 4.1(b).

     "Notes" means the Revolving Credit Notes and the Term Notes, and "Note" means any Revolving Credit Note or any Term Note.

     "Notice of Assignment" is defined in Section 13.3.2.

     "Obligations" means all unpaid principal of and accrued and unpaid interest on the Loans; the Local Currency Loans; the Facility Letter of Credit Obligations and all other liabilities (if any), whether actual or contingent, of the Borrowers with respect to the Facility Letters of Credit; all accrued and unpaid fees; and all expenses, reimbursements and other obligations of the Borrowers to the Banks or to any Bank, the Agent or any indemnified party hereunder arising under any of the Loan Documents.

     "Overdue Rate" means (a) in respect of principal of Floating Rate Loans, a rate per annum that is equal to the sum of three percent (3%) per annum plus the Alternate Base Rate, (b) in respect of principal of Eurocurrency Rate Loans and Transaction Loans, a rate per annum that is equal to the sum of three percent (3%) per annum plus the per annum rate in effect thereon until the end of the then-current Interest Period for such Loan and, thereafter, a rate per annum that is equal to the sum of three percent (3%) per annum plus the Alternate Base Rate, and (c) in respect of other amounts payable by the Borrower hereunder (other than interest), a per annum rate that is equal to the sum of three percent (3%) per annum plus the Alternate Base Rate.

     "Participants" is defined in Section 13.2.1.

     "Payment Office" means, with respect to the Agent or a Bank, the payment office of the Agent or such Bank designated for the applicable Permitted Currency on Schedule 2.12 or such other payment office specified by such Person in writing to the Agent, the Banks and the Borrower.

     "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

     "Permitted Currency" means Dollars and each of the lawful currency of the Federal Republic of Germany (deutschemarks), the Republic of France (French Francs), the United Kingdom of Great Britain (Pounds Sterling), with respect to Loans or Advances to the Borrower only, the Republic of Ireland (Punt) and any other freely available Local Currency approved by all the Banks and the Agent upon the request of the Borrower.

     "Permitted Liens" means Liens permitted by Section 7.2(g).

     "Person" shall include an individual, a corporation, an association, a partnership, a limited liability company, a trust or estate, a joint stock company, an unincorporated organization, a joint venture, a trade or business (whether or not incorporated), a government (foreign or domestic) and any agency or political subdivision thereof, or any other entity.

     "Plan" means, with respect to any Person, any pension plan (other than a Multiemployer Plan) subject to Title IV of ERISA or to the minimum funding standards of Section 412 of the Code which has been established or maintained by such Person, any Subsidiary of such Person or any ERISA Affiliate, or by any other Person if such Person, any Subsidiary of such Person or any ERISA Affiliate could have liability with respect to such pension plan.

     "pro rata" means, when used with respect to a Bank, and any described aggregate or total amount, an amount equal to such Bank's pro rata share or portion based on its percentage of the Commitments or if the Commitments have been terminated, its percentage of the aggregate principal amount of outstanding Advances and Facility Letters of Credit Obligations.

     "Property" means, with respect to any Person, any and all property of such Person, whether real, personal, tangible or mixed, and any other assets owned, leased or operated by such Person.

     "Purchasers" is defined in Section 13.3.1

     "Prohibited Transaction" means any transaction involving any Plan which is proscribed by Section 406 of ERISA or Section 4975 of the Code.

     "Receivables" means and includes "accounts" and "general intangibles" (each as defined in Section 9-106 of the Uniform Commercial Code) and notes receivable, and in each case includes the right to payment of any interest or finance charges and other obligations of any obligor with respect thereto.

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and shall include any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to depositary institutions.

     "Regulation G" means Regulation G of the Board of Governors of the Federal Reserve System as from time to time in effect and shall include any successor thereto or other regulation or official interpretation of said Board of Governors relating to the extension of credit by Persons other than Banks, brokers and dealers for the purpose of purchasing or carrying margin stocks applicable to such Persons.

     "Regulation T" means Regulation T of the Board of Governors of the Federal Reserve System as from time to time in effect and shall include any successor thereto or other regulation or official interpretation of said Board of Governors relating to the extension of credit by securities brokers and dealers for the purpose of purchasing or carrying margin stocks applicable to such Persons.

     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and shall include any successor thereto or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to such Persons.

     "Regulation X" means Regulation X of the Board of Governors of the Federal Reserve System as from time to time in effect and shall include any successor thereto or other regulation or official interpretation of said Board of Governors relating to the extension of credit by the specified Banks for the purpose of purchasing or carrying margin stocks applicable to such Persons.

     "Reimbursement Obligations" means, at any time, the aggregate (without duplication) of the Obligations of the Borrowers to the Banks, the Issuer and/or the Agent in respect of all unreimbursed payments or disbursements made by the Banks, the Issuer and/or the Agent under or in respect of draws made under the Facility Letters of Credit.

     "Relevant Borrower" means, with respect to any outstanding or requested Loan or Advance, whichever of the Borrower or of the Committed Borrowing Subsidiaries is the existing or proposed primary obligor in respect of such Loan or Advance.

     "Reportable Event" means a reportable event as defined in Section 4043 of ERISA and the regulations issued under such section, with respect to a Plan, excluding, however, such events as to which the PBGC has by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided, however, that a failure to meet the minimum funding standard of Section 412 of the Code and Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any such waiver of the notice requirement in accordance with either Section 4043(a) of ERISA or Section 412(d) of the Code.

     "Required Banks" means Banks holding not less than sixty-six and two-thirds percent (66 2/3%) of the Aggregate Commitment, or if the Commitments have been terminated, sixty-six and two-thirds percent (66-2/3%) of the sum of (a) the aggregate principal amount of the Advances and Local Currency Loans then outstanding plus (b) the aggregate amount of the outstanding Facility Letter of Credit Obligations (in the case of (a) and (b) treating the Banks holding participations pursuant to Section 2.21.2, Section 3.2(b) or (c) or Section 12.2 as the holder of the applicable Obligation).

     "Revolving Credit Advance" means an Advance made by the Banks to the Borrower or any Committed Borrowing Subsidiary pursuant to Section 2.4.

     "Revolving  Credit Loan Amount" means, at any time, the sum at such time of
(a) the aggregate outstanding principal amount of Revolving Credit Loans then denominated in Dollars plus (b) the Dollar Equivalent of the aggregate outstanding principal amount of Revolving Credit Loans then denominated in Permitted Currencies other than Dollars.

     "Revolving Credit Loans" means the borrowings under Section 2.1 or 2.6 and "Revolving Credit Loan" means any of the Revolving Credit Loans. Any Revolving Credit Loan or portion thereof may also be denominated as a Floating Rate Loan, a Eurocurrency Rate Loan or a Transaction Loan, as appropriate.

     "Revolving Credit Note" means a promissory note of any of the Borrowers evidencing Revolving Credit Loans, and payable to the order of a Bank in the amount of its Commitment in substantially the form annexed hereto as Exhibit A-1, as amended or modified from time to time and together with any promissory note or notes issued in exchange or replacement therefor.

     "Revolving Credit Termination Date" means the earlier of (a) September __, 2002 or any later date as may be specified as the Revolving Credit Termination Date in accordance with Section 2.20 or (b) the date on which the Aggregate Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof.

     "Risk-Based Capital Guidelines" is defined in Section 4.2.

     "Significant Subsidiary" means any Subsidiary of the Borrower which has either (a) Tangible Net Worth equal to 10% or more of the Consolidated Tangible Net Worth of the Borrower and its Subsidiaries or (b) Total Assets equal to 10% or more of the Consolidated Total Assets of the Borrower and its Subsidiaries.

     "Subsidiary" of any Person means (a) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its subsidiaries, or
(b) any partnership, limited liability company, association, joint venture or similar business organization more than 50% or the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Borrower.

     "Tangible Net Worth" of any Person means as of any date, (a) the amount of any capital stock, paid in capital and similar equity accounts plus (or minus in the case of a deficit) the capital surplus and retained earnings of such Person and the amount of any foreign currency translation adjustment account shown as a capital account of such Person, less (b) the net book value of all items of the following character which are included in the assets of such Person: (i) goodwill, including without limitation, the excess of cost over book value of any asset, (ii) organization or experimental expenses, (iii) unamortized debt discount and expense, (iv) patents, trademarks, trade names and copyrights, (v) treasury stock, (vi) deferred taxes and deferred charges, (vii) franchises, licenses and permits, and (viii) other assets which are deemed intangible assets under Generally Accepted Accounting Principles, and plus (c) any Transitional Obligation reflected in such Person's Total Liabilities.

     "Taxes" means any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and any and all liabilities with respect to the foregoing, but excluding Excluded Taxes.

     "Term Loans" means the term loans made pursuant to Section 2.1(e), and "Term Loan" means any of the Term Loans. Any Term Loan or portion thereof may also be denominated as a Floating Rate Loan or a Eurocurrency Rate Loan denominated in Dollars, as appropriate.

     "Term Note" means a promissory note of the Borrower evidencing a Term Loan, in substantially the form annexed hereto as Exhibit A-2, as amended or modified from time to time and together with any promissory note or notes issued in exchange or replacement therefor.

     "Total Assets" of any Person means, as of any date, all property which, in accordance with Generally Accepted Accounting Principles, is or should be classified as assets on a balance sheet of such Person.

     "Total Liabilities" of any Person means, as of any date, all obligations which, in accordance with Generally Accepted Accounting Principles, are or should be classified as liabilities on a balance sheet of such Person less, in the case of the Borrower, the amount of cash on hand which constitutes unexpended proceeds from the issuance of bonds received by the Borrower committed to be expended under the terms of such bonds, plus any Transitional Obligations reflected in such Person's liabilities, and plus, in the case of the Borrower, the face amount of the Guaranty.

     "Transaction Advance" means an Advance in Dollars which bears interest at the Transaction Rate.

     "Transaction Interest Period" means, with respect to a Transaction Loan, a period not longer than 29 days commencing on a Business Day and ending on a Business Day which is prior to the Revolving Credit Termination Date and which is mutually agreed upon by the Borrower and a Bank in connection with making a particular Transaction Loan.

     "Transaction Loan" means any Revolving Credit Loan in Dollars which bears interest at a Transaction Rate for a specified Transaction Interest Period.

     "Transaction Rate" means the rate per annum agreed upon by the Borrower and a Bank in connection with a particular Transaction Loan.

     "Transferee" is defined in Section 13.4.

     "Transitional Obligations" of any Person means the amount of the accumulated post-retirement benefit obligations determined to exist as of the date that Statement of Financial Accounting Standard No. 106 is initially applied to such Person.

     "Type" means, with respect to any Advance, its nature as a Floating Rate Advance, Eurocurrency Advance or Transaction Rate Advance.

     "Unfunded Benefit Liabilities" means, with respect to any Plan as of any date, the amount of the unfunded benefit liabilities determined in accordance with Section 4001(a)(18) of ERISA.

     "United States Bankruptcy Code" means Title 11, United States Code, sections 1 et seq, as the same may be amended from time to time, and any successor thereto or replacement therefor which may hereafter be enacted.

     "Vision Systems" means Donnelly Vision Systems Europe Limited, organized under the laws of the Republic of Ireland.

     1.2 Other Definitions; Rules of Construction. As used herein, the terms "Agent", "Bank", "Banks", "Borrower", and "this Agreement" shall have the respective meanings ascribed thereto in the introductory paragraphs of this Agreement. Such terms (other than "Borrower" and "Borrowers"), together with the other terms defined in Section 1.1, shall include both the singular and the plural forms thereof and shall be construed accordingly. All computations required hereunder and all financial terms used herein shall be made or construed in accordance with Generally Accepted Accounting Principles unless such principles are inconsistent with the express requirements of this Agreement. Use of the terms "herein", "hereof", and "hereunder" shall be deemed references to this Agreement in its entirety and not to the Section or clause in which such term appears. References to "Sections" and "subsections" shall be to Sections and subsections, respectively, of this Agreement unless otherwise specifically provided.

                                   ARTICLE II
                                 THE COMMITMENT

     2.1 Commitment of the Banks.

          (a) From and including the date of this Agreement and prior to the Revolving Credit Termination Date, each Bank severally agrees, on the terms and conditions set forth in this Agreement, to make pro-rata Revolving Credit Loans in any one or more of the Permitted Currencies to the Borrower and the Committed Borrowing Subsidiaries from time to time in amounts, based on the Dollar amount of any Loans outstanding in Dollars and the Dollar Equivalent of any Loans outstanding in other Permitted Currencies, not to exceed in the aggregate for all its Revolving Credit Loans (including its Transaction Loans) at any one time outstanding (after giving effect to the repayment of any Loans or Facility Letter of Credit Obligations out of the proceeds of such Revolving Credit Loans) an amount equal to (i) the amount of its Commitment minus (ii) its pro rata share of the sum of (A) the then outstanding Facility Letter of Credit Obligations plus (B) the outstanding principal amount of all Transaction Loans (regardless of which Bank made such Transaction Loans) plus (C) the aggregate of all Local Currency Facility Maximum Borrowing Amounts at such time. The Borrower shall not request, and no Bank shall be obligated to make, any such pro-rata Revolving Credit Loan if, after giving effect thereto, the Aggregate Credit Exposure of any Bank would exceed its Commitment. "Aggregate Credit Exposure" means, for any Bank at any time, the sum of (a) the aggregate outstanding principal amount of its Revolving Credit Loans (including Transaction Loans) and (b) its pro rata share of
     (i) the then outstanding Facility Letter of Credit Obligations plus (ii) the aggregate of all Local Currency Facility Maximum Borrowing Amounts at such time. Subject to the terms of this Agreement, the Borrower and the Committed Borrowing Subsidiaries may borrow, repay and reborrow Revolving Credit Loans at any time prior to the Revolving Credit Termination Date. The Commitments to make Revolving Credit Advances hereunder shall expire on the Revolving Credit Termination Date. Principal payments made after the Revolving Credit Termination Date may not be reborrowed.

          (b) The Borrower hereby agrees that if at any time (i) as a result of currency fluctuations or reductions in the Aggregate Commitment pursuant to
     Section 2.3 or otherwise, the sum of the Revolving Credit Loan Amount, the aggregate Local Currency Maximum Borrowing Amounts and the aggregate outstanding Facility Letter of Credit Obligations exceeds 105% of the Aggregate Commitment or (ii) as a result of reductions in the Aggregate Commitment pursuant to Section 2.3 or otherwise, the sum of the aggregate outstanding principal amount of the Loans denominated in Dollars, the aggregate Local Currency Maximum Borrowing Amounts and the aggregate outstanding Facility Letter of Credit Obligations exceeds the Aggregate Commitment, the Borrower shall promptly repay or cause to be repaid the Loans in such amount(s) as may be necessary to eliminate such excess; provided, that if an excess remains after repayment of all outstanding Loans, then the Borrower shall cash collateralize the Facility Letter of Credit Obligations by depositing into the Letter of Credit Cash Collateral Account such amount as may be necessary to eliminate such excess. In addition, the Borrower shall repay upon demand any Loans made in contravention of the second sentence of Section 2.1(a).

          (c) The Agent will determine the Dollar Equivalent of (i) any Advance in a Permitted Currency other than Dollars as of the requested Borrowing Date for such Advance and (ii) all outstanding Eurocurrency Advances not denominated in Dollars as of the first Business Day of each month. If on any such date, or on any other date on which the Agent, in its discretion, makes such a determination, the Agent determines that a repayment is required pursuant to Section 2.1(b) then the Agent shall promptly give notice to the Borrower that such a prepayment is required and the Borrower agrees thereupon to make such a prepayment as required by Section 2.1(b).

          (d) All Advances and all Revolving Credit Loans shall mature, and the principal amount thereon shall be due and payable, on the Revolving Credit Termination Date.

          (e) Each Bank further agrees, for itself only, and subject to the terms of this Agreement, to make a single Term Loan in Dollars to the Borrower on the Revolving Credit Termination Date in an amount not to exceed the lesser of (i) the Dollar amount or Dollar Equivalent of the aggregate principal amount of the Revolving Credit Loans of such Bank outstanding on the Revolving Credit Termination Date, and (ii) its respective Commitment as of the Revolving Credit Termination Date. The proceeds of such Term Loans shall be used exclusively to repay the Revolving Credit Loans.

     2.2 Types of Advances. The Advances may be any Type of Advances, or a combination of Types, selected by the Borrower in accordance with Sections 2.4 and 2.5; provided, that Eurocurrency Advances denominated in Permitted Currencies other than Dollars shall be available only with respect to Revolving Credit Advances and not with respect to the Term Loans. No Revolving Credit Advance may have a Eurocurrency Interest Period which extends beyond the Revolving Credit Termination Date and no Term Loan may have a Eurocurrency Interest Period which extends beyond the Maturity Date.

     2.3 Termination and Reduction of Commitment; Facility and Agent's Fees. (a) The Borrower shall have the right to terminate or reduce the Commitments at any time and from time to time, provided that (a) the Borrower shall give at least ten (10) Business Days' written notice (a "Commitment Reduction Notice") of such termination or reduction to the Agent specifying the amount and effective date thereof, (b) each partial reduction of the Commitments shall be in a minimum amount of $5,000,000 and in an integral multiple of $5,000,000 in excess thereof, and shall reduce the Banks' Commitments proportionately in accordance with the Banks' respective Commitment amounts, (c) no such termination or reduction shall be permitted with respect to any portion of the Commitment as to which a Borrowing Request or Issuance Request is then pending, and (d) the Commitment may not be terminated if any Advances or Facility Letter of Credit Obligations are then outstanding and may not be reduced below the sum of (i) the

Revolving Credit Loan Amount plus (ii) the aggregate amount of outstanding Facility Letter of Credit Obligations plus (iii) the aggregate amount of Local Currency Facility Maximum Borrowing Amounts. The Commitments or any portion thereof terminated or reduced pursuant to this Section 2.3 may not be reinstated.

          (b) The Borrower shall pay to the Agent for the account of the Banks a facility fee computed at the per annum rate set forth in the chart below of the Aggregate Commitment (without respect to whether the conditions in Section 5.1 or Section 5.2 are then satisfied) for the period from and including the Effective Date to and including the Revolving Credit Termination Date. The applicable facility fee shall change on the fifth day following receipt of the notice delivered by the Borrower under Section 7.1(e)(ii), based on the Interest Coverage Ratio as of the end of the period reported in that notice; provided that (i) upon the failure of the Borrower to timely deliver such notice and until such notice is delivered, and (ii) during the occurrence and the continuance of an Event of Default, the highest facility fee provided for herein shall be in effect. Accrued facility fees shall be payable quarterly in arrears on the first Business Day of each January, April, July and October, commencing on the first such Business Day occurring after the date of this Agreement, and on the Revolving Credit Termination Date.

          Interest Coverage Ratio                              Facility Fee

          Greater than 7.75 to 1                               .090%

          Less than or equal to 7.75 to 1
          and greater than 5.75 to 1                           .110%

          Less than or equal to 5.75 to 1
          and greater than 3.75 to 1                           .125%

          Less than or equal to 3.75 to 1
          and greater than 3.00 to 1                           .150%

          Less than or equal to 3.00 to 1                      .225%

          (b) The Borrower also agrees to pay to the Agent and Documentation Agents an agency fee for their respective services under this Agreement in such amounts as may from time to time be agreed upon by the Borrower and the Agent and Documentation Agent, respectively.

     2.4 Disbursement of Advances. The Borrower or a Committed Borrowing Subsidiary shall give the Agent irrevocable notice (a "Borrowing Notice") of its request for each Advance (other than an Advance to be made as a Transaction Loan, which shall be requested in the manner set forth in Section 2.6) in substantially the form of Exhibit B hereto (a) not later than 12:00 p.m. noon (Chicago time) three (3) Eurocurrency Business

Days prior to the Borrowing Date the Advance is requested to be made if the Advance is to be made as a Eurocurrency Rate Loan, (b) not later than 12:00 p.m. noon (Chicago time) on the Borrowing Date the Advance is requested to be made if the Advance is to be made as a Floating Rate Loan, and (c) not later than 12:00 p.m. noon (Chicago time) one (1) Business Day prior to the Borrowing Date the Advance is requested to be made in all other cases. A Borrowing Notice shall specify:

          (a) the Borrowing Date, which shall be a Business Day, of such Advance;

          (b) the Relevant Borrower which is to receive such Advance and the account to which such Advance is to be funded;

          (c) the aggregate principal amount of such Advance;

          (d) the Type of Advance selected;

          (e) in the case of each Eurocurrency Advance, the Eurocurrency Interest Period applicable thereto and the Permitted Currency in which such Advance is to be made; and

          (f) in the case of a Borrowing Notice for a Committed Borrowing Subsidiary, (i) such Committed Borrowing Subsidiary's borrowing limit, and
     (ii) the sum, after giving effect to such Advance, of the then outstanding Advances to such Committed Borrowing Subsidiary plus, if applicable, the aggregate of all of such Borrowing Subsidiary's Local Currency Facility Maximum Borrowing Amounts.

The Agent, on the Business Day any notice is given, shall notify each Bank of the requested Advance, provided, that the Agent shall promptly notify each Bank of the Relevant Borrower's request for a Floating Rate Loan on the Business Day on which the Relevant Borrower makes such a request. Subject to the terms of this Agreement, the proceeds of each requested Loan (other than a Transaction
Loan) denominated in Dollars shall be made available to the Relevant Borrower by depositing the proceeds thereof, in immediately available funds, in an account maintained and designated by the Relevant Borrower at the Agent, and, in the case of a Loan not denominated in Dollars shall be made available to the Relevant Borrower by depositing the proceeds thereof, in immediately available funds, in an account maintained and designated by the Relevant Borrower at a bank acceptable to the Agent in the principal financial center of the country issuing the Permitted Currency in which the Loan is denominated, or in such other place specified by the Agent, provided, however, the proceeds of the Term Loans shall be applied against the outstanding principal amount of and accrued interest on the Revolving Credit Loans.

     2.5 Conversion and Continuation of Outstanding Ratable Advances. (a) Floating Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are repaid or converted into another Type of Advance (other than a Transaction Advance). Each Eurodollar Advance shall continue as a Eurodollar Advance until the end of the then applicable Interest Period therefor, at which time such Eurodollar Advance shall be automatically converted into a Floating Rate Advance unless repaid or unless the Borrower or the relevant Committed Borrowing Subsidiary shall have given the Agent a notice in substantially the form of Exhibit C hereto (a "Conversion/Continuation Notice"), which shall be irrevocable, requesting that, at the end of such Interest Period, such Eurodollar Advance either continue as a Eurodollar Advance for the same or another Interest Period or be converted into another Type of Advance (other than a Transaction Advance). Subject to the terms of Section 2.11, the Borrower may select from time to time to convert all or any part of an Advance in Dollars of any Type (other than a Transaction Advance) into any other Type or Types (other than a Transaction Advance) of Advances in Dollars.

          (b) Each Eurocurrency Advance in a Permitted Currency other than Dollars shall continue as such until the end of the then applicable Eurocurrency Interest Period therefor, at which time such Eurocurrency Advance shall automatically be converted into a Floating Rate Advance unless repaid or unless the Borrower or the relevant Committed Borrowing Subsidiary shall have given the Agent a Conversion/Continuation Notice requesting that, at the end of such Interest Period, such Eurocurrency Advance continue as a Eurocurrency Advance in the same Permitted Currency for the same or another Interest Period.

          (c) The Borrower or the relevant Committed Borrowing Subsidiary shall give the Agent a Conversion/Continuation Notice, which shall be irrevocable, with respect to each conversion of an Advance or continuation of a Eurocurrency Advance (as permitted by paragraphs (a) and (b) above) not later than 9:00 a.m. (Chicago time) on the date of such conversion, in the case of a conversion into a Floating Rate Advance, or at least three
     (3) Business Days prior to the date of the requested conversion or continuation, in the case of a conversion into or continuation of a Eurocurrency Advance, specifying:

               (i) the requested date, which shall be a Business Day, of such conversion or continuation;

               (ii) the Relevant Borrower with respect to such Advance;

               (iii) the aggregate amount, Permitted Currency and Type of the Advance which is to be converted or continued;

               (iv) the amount and Type(s) of Advance(s) into which such Advance is to be converted or continued and, in the case of a conversion into or continuation of a Eurocurrency Advance, the duration of the Interest Period applicable thereto; and

               (v) in the case of a Conversion/Continuation Notice for a Committed Borrowing Subsidiary, (i) such Committed Borrowing Subsidiary's borrowing limit, and (ii) the sum, after giving effect to such conversion or continuation, of the then outstanding Advances to such Committed Borrowing Subsidiary plus, if applicable, the aggregate of all of such Borrowing Subsidiary's Local Currency Facility Maximum Borrowing Amounts.

Notwithstanding the provisions of paragraphs (a) and (b) above, no Revolving Credit Advance which is a Eurocurrency Advance shall be continued as or converted into a Eurocurrency Advance for a new Interest Period if the sum of
(x) the Revolving Credit Loan Amount, (y) the aggregate outstanding amount of Facility Letter of Credit Obligations and (z) the aggregate of all Local
Currency Facility Maximum Borrowing Amounts after giving effect to such continuation or conversion would exceed the Aggregate Commitment.

     2.6 Transaction Loans. If the Borrower desires to borrow at the Transaction Rate from any Bank, it shall notify such Bank on the date the Advance is requested to be made of the amount it wishes to borrow at a Transaction Rate and the proposed Interest Period. If such Bank desires to make a Transaction Loan to the Borrower, such Bank will quote to the Borrower the Transaction Rate which would be applicable to a Transaction Loan in an amount equal to the requested Advance for the proposed Transaction Interest Period. If the Borrower decides to accept the Transaction Rate quoted by such Bank, the Borrower shall give an irrevocable notice of such acceptance within thirty minutes after the Transaction Rate was quoted to it. The Borrower shall not be required to request Transaction Loans from the Banks on a pro rata basis and any Bank may, in its sole discretion, make a Transaction Loan in an amount in excess of its Commitment; provided that in no event shall a Transaction Loan be requested or made if, after giving effect thereto, the sum of (i) the Revolving Credit Loan Amount plus (ii) the aggregate amount of outstanding Facility Letter of Credit Obligations plus (iii) the aggregate amount of Local Currency Facility Maximum Borrowing Amounts would exceed the Aggregate Commitment. All Transaction Loans will be made in Dollars. The Borrower shall promptly notify the Agent of the amount of each Transaction Loan borrowed by the Borrower.

     2.7 Borrowing Subsidiaries. The Borrower may designate any Subsidiary of the Borrower as a Committed Borrowing Subsidiary and/or a Line Borrowing Subsidiary by delivery to the Agent of a Borrowing Subsidiary Agreement executed by such Subsidiary and the Borrower. Upon such delivery and the written consent of each Bank to such designation (other than with respect to designation of EuroGlas as a Line Borrowing Subsidiary and a Committed Borrowing Subsidiary, Vision Systems as a Line Borrowing Subsidiary and Mirrors as a Line Borrowing Subsidiary, to which the Banks, subject to receipt of a Borrowing Subsidiary Agreement executed by each such Subsidiary, hereby consent), such Subsidiary shall for all purposes of this Agreement be a Borrowing Subsidiary and a party to this Agreement until the Borrower shall have executed and delivered to the Agent a Borrowing Subsidiary Termination with respect to such Subsidiary, whereupon such Subsidiary shall cease to be a Committed Borrowing Subsidiary or a Line Borrowing Subsidiary, as designated, and if so specified, shall cease to be a Borrowing Subsidiary and a party to this Agreement. Notwithstanding the preceding sentence, (a) upon the execution hereof and until its status as a Committed Borrowing Subsidiary and a Line Borrowing Subsidiary is terminated pursuant to this Section 2.7, Hohe shall be a Committed Borrowing Subsidiary and a Line Borrowing Subsidiary and (b) no Borrowing Subsidiary Termination will become effective as to any Committed
Borrowing Subsidiary at a time when any principal of or interest on any extension of credit to such Committed Borrowing Subsidiary shall be outstanding hereunder or as to any Line Borrowing Subsidiary, at any time when any principal of or interest on any extension of credit to such Line Borrowing Subsidiary shall be outstanding under any Local Currency Facility, provided that such Borrowing Subsidiary Termination shall be effective to terminate such Borrowing Subsidiary's right to make further borrowings under this Agreement and under any Local Currency Facility, as applicable. The Borrower may, from time to time, but no more frequently than once in any two month period, increase or reduce the borrowing limit established for each Borrowing Subsidiary by delivering to the Agent and each Bank a Borrowing Subsidiary Borrowing Limit Change Notice in the form of Exhibit H hereto; provided, however, that the Borrower may not reduce the borrowing limit for any Borrowing Subsidiary below an amount equal to the sum of the then outstanding Advances to such Borrowing Subsidiary plus the aggregate of all of such Borrowing Subsidiary's Local Currency Facility Maximum Borrowing Amounts (as defined herein).

     2.8 Availability of Funds. In the case of Eurocurrency Advances (other than Eurodollar Advances), not later than 2:00 p.m. (London time) on the Borrowing Date thereof, each Bank shall make available its Eurocurrency Loan or Eurocurrency Loans, in funds immediately available in the Permitted Currency selected by the Borrower, to the Agent at its Payment Office applicable to such Permitted Currency specified in Schedule 2.12 or at any other Lending Office or Payment Office of the Agent specified in writing by the Agent to the Banks. In the case of Floating Rate Advances and Eurodollar Advances, not later than 2:00 p.m. (Chicago time) on each Borrowing Date, each Bank shall make available its Loan or Loans, in funds immediately available in Chicago, in Dollars, to the Agent at its Payment Office applicable to Dollar Advances specified in Schedule
2.12 or at any other Lending Office or Payment Office of the Agent specified in writing by the Agent to the Banks. The Agent will make (or, with respect to Eurocurrency Advances other than Eurodollar Advances, will instruct the applicable Payment Office or Lending Office of the Agent, as applicable, to make) the funds so received from the Banks available to the Relevant Borrower to the account specified in the Borrowing Notice, by 3:00 p.m. (Chicago time), with respect to Floating Rate Advances and Eurodollar Advances, and promptly following the receipt of the related Loan from each Bank, with respect to all other Advances. Transaction Loans shall be funded directly from the Bank(s) making such Advances to the Borrower.

     2.9 Minimum Amounts. Except for (a) Revolving Credit Loans and conversions thereof which exhaust the entire remaining amount of the Aggregate Commitment and (b) conversions or payments required pursuant to Section 2.15(b), Section 2.21.3, or Article IV, each Revolving Credit Loan and each continuation or conversion pursuant to Section 2.5 and each prepayment thereof shall be, with respect to a Floating Rate Loan or a Transaction Loan, in a minimum amount of $1,000,000, and with respect to a Eurocurrency Rate Loan, in a minimum amount of $3,000,000, and in integral multiples of $100,000.

     2.10 Changes in Interest Rate, etc. Each Floating Rate Advance shall bear interest at the Floating Rate from and including the date of such Advance or the date on which such Advance was automatically converted into a Floating Rate Advance to (but not including) the date on which such Floating Rate Advance is paid or converted to a Eurocurrency Advance. Changes in the rate of interest on that portion of any Advance maintained as a Floating Rate Advance will take effect simultaneously with each change in the Federal Funds Funding Rate. Each Transaction Loan shall bear interest at the applicable Transaction Rate from and including the first day of the Transaction Interest Period applicable thereto to (but not including) the last day of such Transaction Interest Period. Each Eurocurrency Advance shall bear interest from and including the first day of the Eurocurrency Interest Period applicable thereto to (but not including) the last day of such Interest Period at the interest rate determined by the Agent as applicable to such Eurocurrency Advance based upon the Borrower's selections under Sections 2.4 and 2.5 and otherwise in accordance with the terms hereof. No Interest Period applicable to any Revolving Credit Advance or Transaction Advance may end after the Revolving Credit Termination Date. No Interest Period applicable to any Term Loan may end after the Maturity Date. The Borrower shall select Interest Periods so that it is not necessary to repay any portion of a Eurocurrency Advance prior to the last day of the applicable Interest Period in order to make a mandatory repayment required pursuant to Section 2.1(c).

     2.11 Rates Applicable After Default. Notwithstanding anything to the contrary contained in Section 2.4 or 2.5, no Advance may be made as, converted into or continued as a Eurocurrency Advance (except with the consent of the Agent and the Required Banks) when any Default or Event of Default has occurred and is continuing. Notwithstanding the provisions of Section 2.10, the Relevant Borrower shall pay interest on demand at the Overdue Rate on the outstanding principal amount of any Loan and any other amount payable by such Relevant Borrower hereunder (other than interest) which is not paid in full when due
(whether at stated maturity, by acceleration or otherwise) for the period commencing on the due date thereof until the same is paid in full.

     2.12 Method of Payment. (a) All payments of the Obligations hereunder (including payments made pursuant to the last sentence of this Section 2.12) shall be made by the Relevant Borrower, without setoff, deduction or counterclaim, in Dollars in immediately available funds to the Agent at the Agent's Payment Office applicable to Dollars as specified pursuant to Schedule
2.12 in respect of Advances in Dollars (or, in the case of payments of principal and interest on Advances denominated in Permitted Currencies, in the Permitted Currency borrowed, at the Agent's Payment Office applicable to Advances of each such Permitted Currency, as specified in Schedule 2.12), or at any other Lending Office or Payment Office of the Agent specified in writing by the Agent, to the Relevant Borrower by 12:00 noon local time at the place of payment on the date when due, provided that payments in respect of Transaction Loans prior to the occurrence of an Event of Default shall be made directly to each applicable Bank at its address specified on the signature page hereto, by 1:00 p.m., local time on the date when due ratably among the Banks based on each Bank's share of the aggregate amount of Transaction Loans due on such date. After the occurrence of a Default or an Event of Default or in the event any Bank receives payment by set-off, Section 12.2 shall govern the distribution of payments made by the Relevant Borrower until such Default or Event of Default is cured. Payments received after 1:00 p.m. local time at the place of payment shall be deemed to be payments made prior to 1:00 p.m. local time at the place of payment on the next succeeding Business Day and shall be applied ratably by the Agent among the Banks. Each payment delivered to the Agent for the account of any Bank shall be delivered promptly by the Agent to such Bank in the same type of funds that the Agent received, at its Payment Office for Advances denominated in Dollars or for Advances denominated in other Permitted Currencies as specified in Schedule 2.12 or at any other Lending Office or Payment Office specified in a notice received by the Agent from such Bank. The Agent is hereby authorized to charge any account of the Relevant Borrower maintained with First Chicago for each payment of principal, interest, facility fees and annual agent's fees payable in Dollars as it becomes due from such Relevant Borrower hereunder.

          (b) All payments of principal of and interest on any Advance or any other Obligations hereunder shall be made by the Relevant Borrower in the currency borrowed (the "Specified Currency") in the manner and at the address (the "Specified Place") specified in Section 2.12(a). Payment of the Obligations shall not be discharged by an amount paid in another currency or in another place, whether pursuant to a judgment or otherwise, to the extent that the amount so paid on conversion to the Specified Currency and transferred to the Specified Place under normal banking procedures does not yield the amount of the Specified Currency at the Specified Place due hereunder. If, for the purpose of obtaining judgment in any court, it is necessary to convert a sum due hereunder in the Specified Currency into another currency (the "Judgment Currency"), the rate of exchange which shall be applied shall be that at which in accordance with normal banking procedures the Agent could purchase the Judgment Currency with that amount of the Specified Currency on the Business Day next preceding that on which such judgment is rendered. The obligation of each of the Borrowers in respect of any such sum due from it to the Agent or any Bank hereunder (an "Entitled Person") shall, notwithstanding the rate of exchange actually applied in rendering such judgment, be discharged only to the extent that on the Business Day following receipt by such Entitled Person of any sum adjudged to be due hereunder or under the Notes in the Judgment Currency, such Entitled Person may in accordance with normal banking procedures purchase and transfer to the Specified Place the Specified Currency with the amount of the Judgment Currency so adjudged to be due; and each of the Borrowers hereby, as a separate Obligation and notwithstanding any such judgment, agrees to indemnify such Entitled Person against, and to pay such Entitled Person on demand, in the Specified Currency, any difference between the sum originally due to such Entitled Person in the Specified Currency and the amount of the Specified Currency so purchased and transferred.

     2.13 Noteless Agreement; Evidence of Indebtedness. (a) Each Bank shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of each of the Borrowers to such Bank resulting from each Loan made by such Bank from time to time, including the amounts of principal and interest payable and paid to such Bank from time to time hereunder.

          (b) The Agent shall also maintain accounts in which it will record (i) the amount of each Loan made hereunder, the Type thereof and the Interest Period with respect thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from each of the Borrowers to each Bank hereunder and (iii) the amount of any sum received by the Agent hereunder from each of the Borrowers and each Bank's share thereof.

          (c) The entries maintained in the accounts maintained pursuant to paragraphs (a) and (b) above shall be prima facie evidence of the existence and amounts of the Obligations therein recorded; provided, however, that the failure of the Agent or any Bank to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Obligations in accordance with their terms.

          (d) Any Bank may request that its Loans be evidenced by a Note. In such event, the Relevant Borrower(s) shall prepare, execute and deliver to such Bank a Note payable to the order of such Bank in the amount of its Commitment (with respect to the Revolving Credit Loans to the Relevant Borrower) or in the amount of its Term Loan, as applicable. Thereafter, the Loans evidenced by such Note and interest thereon shall at all times (including after any assignment pursuant to Section 13.3) be represented by one or more Notes payable to the order of the payee named therein or any assignee pursuant to Section 13.3, except to the extent that any such Bank or assignee subsequently returns any such Note for cancellation and requests that such Loans once again be evidenced as described in paragraphs
     (a) and (b) above. Although each Note with respect to Revolving Credit Loans to the Relevant Borrower will be in an amount equal to the relevant Bank's pro rata share of the maximum Loans permitted to be made to the Relevant Borrower, each Note will be enforceable with respect to such Relevant Borrower's obligation to pay the principal amount thereof only to the extent of the unpaid principal amount of the Revolving Credit Loan to such Relevant Borrower at the time evidenced thereby.

     2.14 Telephonic Notices. The Borrower hereby authorizes the Banks and the Agent to extend, convert or continue Advances, effect selections of Types of Advances and to transfer funds based on telephonic notices made by any Person or Persons authorized to do so by the Borrower in writing (an "Authorized Person") or whom the Agent or any Bank in good faith believes to be an Authorized Person. The Borrower agrees to deliver promptly to the Agent a written confirmation, if such confirmation is requested by the Agent or any Bank, of each telephonic notice signed by an authorized officer. If the written confirmation differs in any material respect from the action taken by the Agent and the Banks, the records of the Agent and the Banks shall govern absent manifest error.

     2.15 Principal Payments. (a) Unless earlier payment is required under this Agreement, (i) each of the Borrowers shall pay to the Banks on the Revolving Credit Termination Date the entire outstanding principal amount of its Revolving Credit Loans, and (ii) the Borrower shall pay to the Banks the outstanding principal amount of each Term Loan in equal quarterly amounts payable on the first day of each January, April, July, and October, commencing on the first such day following the Revolving Credit Termination Date, to and including the Maturity Date, when the entire outstanding principal amount of the Term Loan shall be due and payable. In addition, the outstanding principal amount of each Transaction Loan shall be paid on the last day of the then-current Interest Period with respect to such Loan.

          (b) Subject to Section 2.9, the Borrowers may at any time and from time to time prepay all or a portion of the Loans, without premium or penalty, provided that (i) the Borrowers may not prepay any portion of any Loan as to which an election for a continuation of or a conversion to a Eurocurrency Rate Loan is pending pursuant to Section 2.5, (ii) prepayment of Floating Rate Loans must be made no later than 10:00 a.m. (Chicago time) unless prior to 10:00 a.m. (Chicago time) on the applicable date notice of the prepayment has been delivered to the Agent and such payment is made prior to 12:00 noon (Chicago time) on such date, (iii) unless earlier payment is required under this Agreement, any Eurocurrency Rate Loan or Transaction Loan may only be prepaid or paid on the last day of the then-current Interest Period with respect to such Loan.

          (c) All prepayments of the Term Loans shall be applied to principal installments of the Term Loan in the inverse order of their maturities. No partial prepayment of the Term Loans shall reduce the amount or defer the date of the scheduled installments of principal.

     2.16 Interest Payments. Interest accrued on each Floating Rate Advance shall be payable to the Agent for the account of the Banks on each Interest Payment Date, commencing with the first such date to occur after the date hereof, on any date on which a Floating Rate Advance is prepaid, whether due to acceleration or otherwise, and at maturity. Interest accrued on that portion of the outstanding principal amount of any Floating Rate Advance converted into a Eurocurrency Advance on a day other than a Interest Payment Date shall be payable to the Agent for the account of the Banks on the date of conversion. Interest accrued on each Eurocurrency Advance shall be payable to the Agent for the account of the Banks on each Interest Payment Date, on any date on which the Eurocurrency Advance is prepaid, whether by acceleration or otherwise, and at maturity. Interest accrued on each Transaction Advance shall be payable directly to each applicable Bank on each Interest Payment Date, on any date on which the Transaction Advance is prepaid, whether by acceleration or otherwise, and at maturity. Interest and commitment fees shall be calculated on the basis of a year of 360 days, or 365 or 366 days, as determined by custom in the relevant market, for actual days elapsed. Interest shall be payable for the day an Advance is made but not for the day of any payment on the amount paid if payment is received by the time specified for payment on such day pursuant to the terms of Section 2.12. If any payment of principal of or interest on an Advance shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and, in the case of a principal payment, such extension of time shall be included in computing interest in connection with such payment.

     2.17 Notification of Advances, Interest Rates, Prepayments and Commitment Reductions. Promptly after receipt thereof, the Agent will notify each Bank of the contents of each Commitment Reduction Notice, Borrowing Notice and Conversion/Continuation Notice received by it hereunder. The Agent will notify each Bank of the interest rate applicable to each Eurocurrency Advance and Floating Rate Advance promptly upon determination of such interest rate.

     2.18 Lending Offices. Each Bank may book its Loans at any Lending Office selected by such Bank and may change its Lending Offices from time to time. All terms of this Agreement shall apply to any such Lending Office and the Loans and any Notes issued hereunder shall be deemed held by each Bank for the benefit of such Lending Office. Each Bank may, by written notice to the Agent and the Borrower in accordance with Article XIV, designate replacement or additional Lending Offices through which Loans will be made by it and for whose account Loan payments are to be made.

     2.19 Non-Receipt of Funds by the Agent. Unless the Relevant Borrower, or a Bank, as the case may be, notifies the Agent prior to the date on which it is scheduled to make payment to the Agent of (a) in the case of a Bank, the proceeds of a Loan or (b) in the case of any Relevant Borrower, a payment of principal, interest or fees to the Agent for the account of the Banks, that it does not intend to make such payment, the Agent may assume that such payment has been made. The Agent may, but shall not be obligated to, make the amount of such payment available to the intended recipient in reliance upon such assumption. If such Bank or the Relevant Borrower, as the case may be, has not in fact made such payment to the Agent, the recipient of such payment shall, on demand by the Agent, repay to the Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to (x) in the case of payment by a Bank, the Federal Funds Effective Rate for such day or (y) in the case of payment by the Relevant Borrower, the interest rate applicable to the relevant Loan.

     2.20 Extension of Revolving Credit Termination Date. The Borrower may request an extension of the Revolving Credit Termination Date by submitting a request for an extension to the Agent (an "Extension Request") no more than 60 days but no less than 30 days prior to each anniversary of the date hereof. The Extension Request must specify that the Borrower is requesting that the Revolving Credit Termination Date be extended by one year. Promptly upon receipt of an Extension Request, the Agent shall notify each Bank of the contents thereof and shall request each Bank to approve the Extension Request by the date (the "Extension Date") which is 30 days after the date such request was received by the Agent. Each Bank may, in its sole discretion, elect to approve or deny such Extension Request. Failure of a Bank to respond to an Extension Request by the Extension Date shall be deemed a refusal to approve such Extension Request. If the consent of each of the Banks is received by the Agent on or prior to the Extension Date, the Revolving Credit Termination Date specified in the Extension Request shall become effective on the Extension Date and the Agent shall promptly notify the Borrower and each Bank of the new Revolving Credit Termination Date. Otherwise the then applicable Revolving Credit Termination Date shall remain in effect and the Borrower shall not be entitled to request further extensions thereof.

     2.21 Facility Letters of Credit.

          2.21.1 Issuance of Facility Letters of Credit. (a) From and after the date hereof, the Issuer agrees, upon the terms and conditions set forth in this Agreement, to issue at the request and for the account of the Borrower, one or more Facility Letters of Credit; provided, however, that the Issuer shall not be under any obligation to issue, and shall not issue, any Facility Letter of Credit if (i) any order, judgment or decree of any governmental authority or other regulatory body with jurisdiction over the Issuer shall purport by its terms to enjoin or restrain such Issuer from issuing such Facility Letter of Credit, or any law or governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) from any governmental authority or other regulatory body with jurisdiction over the Issuer shall prohibit, or request that the Issuer refrain from, the issuance of Facility Letters of Credit in particular or shall impose upon the Issuer with respect to any Facility Letter of Credit any restriction or reserve or capital requirement (for which the Issuer is not otherwise compensated) or any unreimbursed loss, cost or expense which was not applicable, in effect and known to the Issuer as of the date of this Agreement and which the Issuer in good faith deems material to it;
     (ii) one or more of the  conditions to such  issuance  contained in Section
     5.2 is not then satisfied; or (iii) after giving effect to such issuance, the aggregate outstanding amount of the Facility Letter of Credit Obligations would exceed the Facility Letter of Credit Sublimit.

          (b) In no event shall: (i) the aggregate amount of the Facility Letter of Credit Obligations at any time exceed the Facility Letter of Credit Sublimit; (ii) the sum at any time of (A) the aggregate amount of Facility Letter of Credit Obligations, plus (B) the Revolving Credit Loan Amount plus (C) the aggregate of all Local Currency Facility Maximum Borrowing Amounts exceed the amount of the Aggregate Commitment; or (iii) the expiration date of any Facility Letter of Credit (including, without limitation, Facility Letters of Credit issued with an automatic "evergreen" provision providing for renewal absent advance notice by the Borrower or the Issuer), or the date for payment of any draft presented thereunder and accepted by the Issuer, be later than five Business Days before the Revolving Credit Termination Date.

          2.21.2 Participating Interests. Immediately upon the issuance by the Issuer of a Facility Letter of Credit in accordance with Section 2.21.4, each Bank shall be deemed to have irrevocably and unconditionally purchased and received from the Issuer, without recourse, representation or warranty, an undivided participation interest equal to its pro-rata share of the Commitments of the face amount of such Facility Letter of Credit and each draw paid by the Issuer thereunder. Each Bank's obligation to pay its proportionate share of all draws under the Facility Letters of Credit, absent gross negligence or willful misconduct by the Issuer in honoring any such draw, shall be absolute, unconditional and irrevocable and in each case shall be made without counterclaim or set-off by such Bank.

          2.21.3 Facility Letter of Credit Reimbursement Obligations. (a) The Borrower agrees to pay to the Issuer of a Facility Letter of Credit (i) on each date that any amount is drawn under each Facility Letter of Credit a sum (and interest on such sum as provided in clause (ii) below) equal to the amount so drawn plus all other charges and expenses with respect thereto specified in Section 2.21.6 or in the applicable reimbursement agreement and (ii) interest on any and all amounts remaining unpaid under this Section 2.21.3 until payment in full (through a Floating Rate Advance made pursuant to Section 2.21.3(b) or otherwise) at the Overdue Rate. The Borrower agrees to pay to the Issuer the amount of all Facility Letter of Credit Reimbursement Obligations owing in respect of any Facility Letter of Credit immediately when due, under all circumstances, including, without limitation, any of the following circumstances: (w) any lack of validity or enforceability of this Agreement or any of the other Loan Documents; (x) the existence of any claim, set-off, defense or other right which the Borrower may have at any time against a beneficiary named in a Facility Letter of Credit, any transferee of any Facility Letter of Credit (or any Person for whom any such transferee may be acting), any Bank or any other Person, whether in connection with this Agreement, any Facility Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transaction between the Borrower and the beneficiary named in any Facility Letter of Credit); (y) the validity, sufficiency or genuineness of any document which the Issuer has determined in good faith complies on its face with the terms of the applicable Facility Letter of Credit, even if such document should later prove to have been forged, fraudulent, invalid or insufficient in any respect or any statement therein shall have been untrue or inaccurate in any respect; or (z) the surrender or impairment of any security for the performance or observance of any of the terms hereof.

          (b) Notwithstanding any provisions to the contrary in any reimbursement agreement, the Borrower agrees to reimburse the Issuer for amounts which the Issuer pays under such Facility Letter of Credit no later than the time specified in this Agreement. If the Borrower does not pay any such Facility Letter of Credit Reimbursement Obligations when due, the Borrower shall be deemed to have immediately requested that the Banks make a Floating Rate Advance under this Agreement in a principal amount equal to such unreimbursed Facility Letter of Credit Reimbursement Obligations. The Agent shall promptly notify the Banks of such deemed request and, without the necessity of compliance with the requirements of Sections 2.4 and
     Article V, each Bank shall make available to the Agent its Floating Rate Loan in the manner prescribed for Floating Rate Advances. The proceeds of such Loans shall be paid over by the Agent to the Issuer for the account of the Borrower in satisfaction of such unreimbursed Facility Letter of Credit Reimbursement Obligations, which shall thereupon be deemed satisfied by the proceeds of, and replaced by, such Floating Rate Advance.

          (c) If the Issuer makes a payment on account of any Facility Letter of Credit and is not concurrently reimbursed therefor by the Borrower and if for any reason a Floating Rate Advance may not be made pursuant to paragraph (b) above, then as promptly as practical during normal banking hours on the date of its receipt of such notice or, if not practicable on such date, not later than 12:00 noon (Chicago time) on the Business Day immediately succeeding such date of notification, each Bank shall deliver to the Agent for the account of the Issuer, in immediately available funds, the purchase price for such Bank's interest in such unreimbursed Facility Letter of Credit Obligations, which shall be an amount equal to such Bank's pro-rata share of such payment. Each Bank shall, upon demand by the Issuer, pay the Issuer interest on such Bank's pro-rata share of such draw from the date of payment by the Issuer on account of such Facility Letter of Credit until the date of delivery of such funds to the Issuer by such Bank at a rate per annum, computed for actual days elapsed based on a 360-day year, equal to the Federal Funds Effective Rate for such period; provided, that such payments shall be made by the Banks only in the event and to the extent that the Issuer is not reimbursed in full by the Borrower for interest on the amount of any draw on the Facility Letters of Credit.

          (d) At any time after the Issuer has made a payment on account of any Facility Letter of Credit and has received from any other Bank such Bank's pro-rata share of such payment, such Issuer shall, forthwith upon its receipt of any reimbursement (in whole or in part) by the Borrower for such payment, or of any other amount from the Borrower or any other Person in respect of such payment (including, without limitation, any payment of interest or penalty fees and any payment under any collateral account agreement of the Borrower or any Loan Document but excluding any transfer of funds from any other Bank pursuant to Section 2.21.3(b)), transfer to such other Bank such other Bank's ratable share of such reimbursement or other amount; provided, that interest shall accrue for the benefit of such Bank from the time such Issuer has made a payment on account of any Facility Letter of Credit if interest from such date was included in the amount paid by such Bank pursuant to Section 2.21.3(c); provided, further, that in the event that the receipt by the Issuer of such reimbursement or other amount is found to have been a transfer in fraud of creditors or a preferential payment under the United States Bankruptcy Code or is otherwise required to be returned, such Bank shall promptly return to the Issuer any portion thereof previously transferred by the Issuer to such Bank, but without interest to the extent that interest is not payable by the Issuer in connection therewith.

          2.21.4 Procedure for Issuance. Prior to the issuance of each Facility Letter of Credit, and as a condition of such issuance, the Borrower shall deliver to the Issuer (with a copy to the Agent) a reimbursement agreement signed by the Borrower, together with such other documents or items as may be required pursuant to the terms thereof, and the proposed form and content of such Facility Letter of Credit shall be reasonably satisfactory to the Issuer. Each Facility Letter of Credit shall be issued no earlier than two (2) Business Days after delivery of the foregoing documents, which delivery may be by the Borrower to the Issuer by telecopy, telex or other electronic means followed by delivery of executed originals within five (5) days thereafter. The documents so delivered shall be in compliance with the requirements set forth in Section 2.21.1(b), and shall specify therein (i) the stated amount of the Facility Letter of Credit requested, (ii) the effective date of issuance of such requested Facility Letter of Credit, which shall be a Business Day, (iii) the date on which such requested Facility Letter of Credit is to expire, which shall be a Business Day prior to the date which is five (5) Business Days prior to the Revolving Credit Termination Date, (iv) the entity for whose benefit the requested Facility Letter of Credit is to be issued, which shall be the Borrower or a Subsidiary of the Borrower, and (v) the aggregate amount of Facility Letter of Credit Obligations which are outstanding and which will be outstanding after giving effect to the requested Facility Letter of Credit issuance. The delivery of the foregoing documents and information shall constitute an "Issuance Request" for purposes of this Agreement. Subject to the terms and conditions of Section 2.21.1 and provided that the applicable conditions set forth in Section 5.2 hereof shall, to the knowledge of the Issuer, have been satisfied, the Issuer shall, on the requested date, issue a Facility Letter of Credit on behalf of the Borrower in accordance with the Issuer's usual and customary business practices. In addition, any amendment of an existing Facility Letter of Credit shall be deemed to be an issuance of a new Facility Letter of Credit and shall be subject to the requirements set forth above. The Issuer shall give the Agent prompt written notice of the issuance of any Facility Letter of Credit.

          2.21.5 Nature of the Banks' Obligations. (a) As between the Borrower and the Issuer and the Banks, the Borrower assumes all risks of the acts and omissions of, or misuse of the Facility Letters of Credit by, the respective beneficiaries of the Facility Letters of Credit. In furtherance and not in limitation of the foregoing, the Issuer and the Banks shall not be responsible for (i) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for an issuance of a Facility Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Facility Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) the failure of the beneficiary of a Facility Letter of Credit to comply fully with conditions required to be satisfied by any Person other than the Issuer in order to draw upon such Facility Letter of Credit; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise; (v) errors in the interpretation of technical terms;
     (vi) the misapplication by the beneficiary of a Facility Letter of Credit of the proceeds of any drawing under such Facility Letter of Credit; or
     (vii) any consequences arising from causes beyond control of the Issuer; provided, however that the Issuer and a Bank shall be responsible for any of the above if caused by the Issuer's or such Bank's willful misconduct or gross negligence.

          (b) In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by the Issuer under or in connection with the Facility Letters of Credit or any related certificates, if taken or omitted in good faith, shall not put the Agent, the Issuer or any Bank under any resulting liability to the Borrower or relieve the Borrower of any of its obligations hereunder to the Issuer or any such Person.

          2.21.6 Facility Letter of Credit Fees. The Borrower hereby agrees to pay to the Agent for the account of the Issuer or the Banks, as applicable, letter of credit fees with respect to each Facility Letter of Credit from and including the date of issuance thereof to and including the stated expiry date of such Facility Letter of Credit (a) for the account of the Issuer, computed at one-eighth of one percent (1/8 of 1%) per annum of the aggregate initial face amount of such Facility Letter of Credit payable on the date of issuance, and (b) for the ratable account of the Banks, equal to a fee computed at a per annum rate equal to the Applicable Margin for Eurocurrency Loans of the maximum aggregate amount from time to time available to be drawn on such Facility Letter of Credit, calculated with respect to actual days elapsed on the basis of a 360-day year and payable quarterly in arrears on each Interest Payment Date in each year and upon the expiration, cancellation or utilization in full of such Facility Letter of Credit. In addition to the foregoing, the Borrower agrees to pay the Issuer any other fees customarily charged by it in respect of Letters of Credit issued by it. Such fees are nonrefundable and the Borrower shall not be entitled to any rebate of any portion thereof if such Facility Letter of Credit does not remain outstanding through its stated expiry date or for any other reason.


                                  ARTICLE III
                            LOCAL CURRENCY FACILITIES

     3.1 Terms of Local Currency Facilities. (a) Subject to the provisions of this Article III, each Bank hereby agrees that the Borrower may in its discretion from time to time designate any credit facility to which the Borrower or any one or more Line Borrowing Subsidiaries and any Bank are party as a "Local Currency Facility", with the consent of such Bank in its sole discretion, by delivering a Local Currency Facility Addendum in the form of Exhibit I hereto to the Agent and the Banks (through the Agent) executed by the Borrower and each such Line Borrowing Subsidiary and executed or acknowledged in writing by such Bank, provided, that on the effective date of such designation (i) an Exchange Rate with respect to each Local Currency covered by such Local Currency Facility shall be determinable by reference to the Reuters currency pages (or comparable publicly available screen) and (ii) the Agent has not informed the Banks that an Event of Default shall have occurred or be continuing. Upon delivery of the Local Currency Facility Addendum, the Borrower or the relevant Line Borrowing Subsidiary shall furnish to the Agent or its counsel copies of all documentation executed and delivered by any of the Borrowers in connection therewith, together with, if applicable, an English translation thereof (provided, that the Borrower may instead furnish an English translation of a summary term sheet in respect thereof describing all material terms thereof so long as an English translation of all such documentation is furnished to the Agent or its counsel within 90 days after the date of delivery of such Local Currency Facility Addendum). Except as otherwise provided in this Article III, the terms and conditions of each Local Currency Facility shall be determined by mutual agreement of the relevant Line Borrowing Subsidiary and Local Currency Bank(s). The documentation governing each Local Currency Facility shall contain an express acknowledgment that such Local Currency Facility shall be subject to the provisions of this
Article III provided that each Local Currency Facility shall be subject to the provisions of this Article III irrespective of whether such acknowledgment is included in such Local Currency Facility or the Local Currency Facility Addendum. Each of the Banks and the Borrowers and, by agreeing to any Local Currency Facility designation as contemplated hereby, each relevant Local Currency Bank (if any) which is an office, affiliate, branch or agency of a Bank, acknowledges and agrees that each reference in this Agreement to any Bank shall, to the extent applicable, be deemed to be a reference to such Local Currency Bank. In the event of any inconsistency between the terms of this Agreement and the terms of any Local Currency Facility, the terms of this Agreement shall prevail. Each of the Borrower, each relevant Line Borrowing Subsidiary and each relevant Local Currency Bank confirms that each reference to the "Donnelly Credit Agreement" (or any comparable term) in the documentation governing each Local Currency Facility shall mean and be a reference to this Agreement.

          (b) The documentation governing each Local Currency Facility shall set forth the maximum amount (expressed in Dollars) available to be borrowed from the Local Currency Bank under such Local Currency Facility (a "Local Currency Facility Maximum Borrowing Amount"). In no event shall (i) the aggregate of all Local Currency Facility Maximum Borrowing Amounts at any time exceed $80,000,000, (ii) a Local Currency Facility be established with (or amended to provide for) a Local Currency Facility Maximum Borrowing Amount which, when added to (x) the aggregate of all other Local Currency Maximum Borrowing Amounts at such time plus (y) the Revolving Credit Loan Amount at such time plus (z) the aggregate amount of outstanding Facility Letter of Credit Obligations at such time would exceed the Aggregate Commitment or (iii) a Local Currency Facility be established for any Line Borrowing Subsidiary with (or amended to provide for) a Local Currency Facility Maximum Borrowing Amount which, when added to the sum of the then outstanding Advances to such Line Borrowing Subsidiary plus the aggregate of all of such Line Borrowing Subsidiary's Local Currency Facility Maximum Borrowing Amounts would exceed such Line Borrowing Subsidiary's borrowing limit. The documentation governing each Local Currency Facility shall provide that if at any time the Dollar Equivalent of the aggregate principal balance of all Local Currency Loans outstanding thereunder exceeds the applicable Local Currency Facility Maximum Borrowing Amount, then the relevant Line Borrowing Subsidiary shall promptly repay such Local Currency loans in an amount sufficient to eliminate such excess. The Local Currency Facility Maximum Borrowing Amount for any Local Currency Facility may, in the sole discretion of the applicable Local Currency Bank, exceed the Commitment of such Bank.

          (c) Except as otherwise required by applicable law, in no event shall the Local Currency Bank party to a Local Currency Facility have the right to accelerate the Local Currency Loans outstanding thereunder, or to unilaterally terminate its commitments (if any) to make such loans prior to the stated termination date in respect thereof, except, in each case, in connection with an acceleration of the Loans or a termination of the Commitments pursuant to Section 9.1 of this Agreement, provided, that nothing in this paragraph (c) shall be deemed to require any Local Currency Bank to make a Local Currency Loan if the applicable conditions precedent to the making of such Local Currency Loan set forth in the relevant Local Currency Facility have not been satisfied. No Local Currency Loan may be made under a Local Currency Facility if the applicable Local Currency Bank has received a written notice from the Agent or any Bank to the effect that a Default or Event of Default exists or would result from Loans made under such Local Currency Facility or if the Loans made under such Local Currency Facility would exceed the Local Currency Facility Maximum Borrowing Amount applicable to such Local Currency Facility.

          (d) The relevant Local Currency Banks, or, if so specified in the relevant Local Currency Facility, an agent acting on their behalf, shall furnish to the Agent, immediately upon its request, a statement setting forth the outstanding Local Currency Loans made under such Local Currency Facility and the amount and terms of any pending prepayment notices or borrowing requests received by such Banks or agent through the date of the Agent's request.

          (e) The relevant Line Borrowing Subsidiary shall furnish to the Agent or its counsel copies of any amendment, supplement or other modification (including any change in commitment amount) to the terms of any Local Currency Facility promptly after the effectiveness thereof (together with, if applicable, an English translation thereof). If any such amendment, supplement or other modification to a Local Currency Facility shall change the Local Currency Facility Maximum Borrowing Amount with respect thereto, the Borrower shall promptly furnish an appropriately revised Local Currency Facility Addendum, executed by the Borrower, the relevant Line Borrowing Subsidiary and the affected Local Currency Bank (or any agent acting on their behalf), to the Agent and the Banks (through the Agent).

          (f) The Borrower may terminate its designation of a facility as a Local Currency Facility, with the consent of the Local Currency Bank party thereto in its sole discretion, by written notice to the Agent, which notice shall be executed by the Borrower, the relevant Line Borrowing Subsidiary and the Bank party to such Local Currency Facility (or any agent acting on their behalf). Once notice of such termination is received by the Agent, such Local Currency Facility and the loans and other obligations outstanding thereunder shall immediately cease to be subject to the terms of this Agreement. Notwithstanding anything to the contrary in this Agreement, any loans made under a Local Currency Facility at any time when an exchange rate with respect to the relevant Local Currency cannot be calculated by the Agent in accordance with the definition of "Exchange Rate" contained in Section 1.1 shall be deemed not to constitute "Local Currency Loans" for the purposes of this Agreement unless and until an exchange rate with respect to such loans may be so calculated.

          (g) Nothing in this Article III shall be deemed to limit the ability of the Borrower or any of its Subsidiaries or Affiliates to enter into credit facilities which do not constitute Local Currency Facilities.

     3.2 Refunding of Local Currency Loans. (a) Notwithstanding noncompliance with the requirements of Section 2.4 and Article V, if any Local Currency Loans are outstanding on (i) any date on which an Event of Default described in
Section 8.1(h) shall have occurred with respect to the Borrower, (ii) any date (the "Acceleration Date") on which the Commitments shall have been terminated and/or the Loans shall have been declared immediately due and payable pursuant to Section 9.1 or (iii) any date on which an Event of Default described in Section 8.1(a)(ii) shall have occurred and be continuing for three or more Business Days with respect to any Local Currency Loans and, in the case of clause (iii) above, any Local Currency Bank party to the affected Local Currency Facility shall have given notice thereof to the Agent requesting that the Local Currency Loans ("Affected Local Currency Loans") outstanding thereunder be refunded pursuant to this Section 3.2, then, at 9:00 a.m. (Chicago time), on the second Business Day immediately succeeding
(x) the date on which such Event of Default occurs (in the case of clause (i) above), (y) such Acceleration Date (in the case of clause (ii) above) or (z) the date on which such notice is received by the Agent (in the case of clause (iii) above), the Agent shall be deemed to have received a notice from the Borrower (or any one or more relevant Line Borrowing Subsidiaries which also are or prior to such time become Committed Borrowing Subsidiaries designated by the Agent after consultation with the Borrower, provided, that any relevant Line Borrowing Subsidiary so designated shall in each case be the relevant Line Borrowing Subsidiary party to the relevant Local Currency Facility unless otherwise agreed by the Local Currency Bank party to such Local Currency Facility) pursuant to
Section 2.4 requesting that Floating Rate Loans be made on such second Business Day in an aggregate amount equal to the Dollar Equivalent of the aggregate amount of all Local Currency Loans (in the case of clause (i) or (ii) above) or the Affected Local Currency Loans (in the case of clause (iii) above) (calculated on the basis of Exchange Rates determined by the Agent on the Business Day immediately preceding such second Business Day),and the procedures set forth in Section 2.4 shall be followed in making such Floating Rate Loans. The proceeds of such Floating Rate Loans shall be applied to repay such Local Currency Loans.

          (b) If, for any reason, Floating Rate Loans may not be made pursuant to paragraph (a) of this Section 3.2 to repay Local Currency Loans as required by such paragraph, effective on the date such Floating Rate Loans would otherwise have been made, (i) the principal amount of each relevant Local Currency Loan shall be converted into Dollars (calculated on the basis of Exchange Rates determined by the Agent as of the immediately preceding Business Day) ("Converted Local Currency Loans") and (ii) each Bank severally, unconditionally and irrevocably agrees that it shall purchase in Dollars a participating interest in such Converted Local Currency Loans in an amount equal to the amount of Floating Rate Loans which would otherwise have been made by such Bank pursuant to paragraph (a) of this Section 3.2. Each Bank will immediately transfer to the Agent, in immediately available funds, the amount of its participation, and the proceeds of such participation shall be distributed by the Agent to each relevant Local Currency Bank in such amount as will reduce the amount of the participating interest retained by such Local Currency Bank in the Converted Local Currency Loans to the amount of the Floating Rate Loans which were to have been made by it pursuant to paragraph (a) of this
     Section 3.2. All Converted Local Currency Loans shall bear interest at the rate which would otherwise be applicable to Floating Rate Loans. Each Bank shall share on a pro rata basis (calculated by reference to its participating interest in such Converted Local Currency Loans) in any interest which accrues thereon and in all repayments thereof.

          (c) If, for any reason, Floating Rate Loans may not be made pursuant to paragraph (a) of this Section 3.2 to repay Local Currency Loans as required by such paragraph and the principal amount of any Local Currency Loans may not be converted into Dollars in the manner contemplated by paragraph (b) of this Section 3.2, (i) the Agent shall determine the Dollar Equivalent of such Local Currency Loans (calculated on the basis of Exchange Rates determined by the Agent as of the Business Day immediately preceding the date on which Floating Rate Loans would otherwise have been made pursuant to said paragraph (a)) and (ii) effective on the date on which Floating Rate Loans would otherwise have been made pursuant to said paragraph (a), each Bank severally, unconditionally and irrevocably agrees that it shall purchase in Dollars a participating interest in such Local Currency Loans in an amount equal to the amount of Floating Rate Loans which would otherwise have been made by such Bank pursuant to paragraph (a) of this Section 3.2. Each Bank will immediately transfer to the Agent, in immediately available funds, the amount of its participation, and the proceeds of such participation shall be distributed by the Agent to each relevant Local Currency Bank in such amount as will reduce the Dollar Equivalent as of such date of the amount of the participating interest retained by such Local Currency Bank in such Local Currency Loans to the amount of the Floating Rate Loans which were to have been made by it pursuant to paragraph (a) of this Section 3.2. Each Bank shall share on a pro rata basis (calculated by reference to its participating interest in such Local Currency Loans) in any interest which accrues thereon, in all repayments of principal thereof and in the benefits of any collateral furnished in respect thereof.


                                   ARTICLE IV
                             YIELD PROTECTION; TAXES

     4.1 Yield Protection. (a) If, on or after the date of this Agreement, the adoption of any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law), or any change in the interpretation or administration thereof by any governmental or quasi-governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank or Payment Office with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency:

          (i) subjects any Bank or Payment Office to any Taxes, or changes the basis of taxation of payments (other than with respect to Excluded Taxes) to any Bank in respect of its Eurocurrency Loans, or

          (ii) imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Bank or any

     Payment Office (other than reserves and assessments taken into account in determining the interest rate applicable to Eurocurrency Advances), or

          (iii) imposes any other condition the result of which is to increase the cost to any Bank or any Payment Office of making, funding or maintaining its Eurocurrency Loans or reduces any amount receivable by any Bank or any Payment Office in connection with its Eurocurrency Loans, or requires any Bank or any Payment Office to make any payment calculated by reference to the amount of Eurocurrency Loans held or interest received by it, by an amount deemed material by such Bank, and the result of any of the foregoing is to increase the cost to such Bank or Payment Office of making or maintaining its Eurocurrency Loans or Commitment or to reduce the return received by such Bank or Payment Office in connection with such Eurocurrency Loans or Commitment, then, within 15 days of demand by such Bank, the Borrower shall pay such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction in amount received.

          (b) Non-U.S. Reserve Costs With Respect to Loans to Non-U.S. Borrowers. If any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive of any jurisdiction outside of the United States of America or any subdivision thereof (whether or not having the force of law), imposes or deems applicable any reserve requirement against assets of, deposits with or for the account of, or credit extended by, any Bank or any Payment Office, and the result of the foregoing is to increase the cost to such Bank or Payment Office of making or maintaining its Eurocurrency Loans to any Borrowing Subsidiary that is not incorporated under the laws of the United States of America or a state thereof (each a "Non-U.S. Borrower") or its Commitment to any Non-U.S. Borrower or to reduce the return received by such Bank or Payment Office in connection with such Eurocurrency Loans to any Non-U.S. Borrower or Commitment to any Non-U.S. Borrower, then, within 15 days of demand by such Bank, such Non-U.S. Borrower shall pay such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction in amount received, provided that such Non-U.S. Borrower shall not be required to compensate any Bank for such non-U.S. reserve costs to the extent that an amount equal to such reserve costs is received by such Bank as a result of the calculation of the interest rate applicable to
     Eurocurrency Advances pursuant to clause (b) of the definition of "Eurocurrency Rate."

     4.2 Changes in Capital Adequacy Regulations. If a Bank determines the amount of capital required or expected to be maintained by such Bank, any Payment Office of such Bank or any corporation controlling such Bank is increased as a result of a Change, then, within 15 days of demand by such Bank, the Relevant Borrower and/or the relevant Line Borrowing Subsidiary shall pay such Bank the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Bank determines is attributable to this Agreement, its Loans or its

Commitment to make Loans hereunder (after taking into account such Bank's policies as to capital adequacy). "Change" means (a) any change after the date of this Agreement in the Risk-Based Capital Guidelines or (b) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Bank or any Payment Office or any corporation controlling any Bank. "Risk-Based Capital Guidelines" means (a) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (b) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices entitled "International Convergence of Capital Measurements and Capital Standards," and any amendments to such regulations adopted prior to the date of this Agreement.

     4.3 Availability of Types of Advances. If any Bank determines that maintenance of its Eurocurrency Loans at a suitable Payment Office would violate any applicable law, rule, regulation, or directive (whether or not having the force of law) or if the Required Banks determine that (a) deposits of a type and maturity appropriate to match fund Eurocurrency Advances are not available, (b) the interest rate applicable to a Type of Advance does not accurately reflect the cost of making or maintaining such Advance or (c) by reason of national or international financial, political or economic conditions or by reason of any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect, or the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by any Bank with any guideline, request or directive of such authority (whether or not having the force of law), including without limitation exchange controls, it is impracticable, unlawful or impossible for any Bank (i) to make or fund the relevant Eurocurrency Rate Loan or (ii) to continue such Eurocurrency Rate Loan as a Eurocurrency Rate Loan of the then-existing type or (iii) to convert a Loan to such a Eurocurrency Rate Loan, then the Agent shall, for so long as such circumstances exist, suspend the availability of the affected Type of Advance and require any affected Eurocurrency Advances to be repaid or converted to Floating Rate Advances, subject to the payment of any funding indemnification amounts required by
Section 4.4.

     4.4 Funding Indemnification. If any payment of a Eurocurrency Advance or Transaction Advance occurs on a date which is not the last day of the applicable Interest Period, whether because of acceleration, prepayment or otherwise, or a Eurocurrency Advance or Transaction Advance is not made on the date specified by the Borrower or Relevant Borrower for any reason other than default by the Banks, the Borrower will indemnify each Bank for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain such Eurocurrency Advance or Transaction Advance.

     4.5 Taxes. (a) All payments by the Borrowers to or for the account of any Bank or the Agent hereunder or under any Note shall be made free and clear of and without deduction for any and all Taxes. If any of the Borrowers shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to any Bank or the Agent, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 4.5) such Bank or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Relevant Borrower shall make such deductions, (iii) the Relevant Borrower shall pay the full amount deducted to the relevant authority in accordance with applicable law and (iv) the Relevant Borrower shall furnish to the Agent and the applicable Bank the original or a certified copy of a receipt evidencing payment thereof.

     (b) In addition, the Borrower and, as applicable, the Relevant Borrower, hereby agrees to pay any present or future stamp or documentary taxes and any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or under any Note or from the execution or delivery of, or otherwise with respect to, this Agreement or any Note ("Other Taxes").

     (c) The Borrower and, as applicable, the Relevant Borrower, hereby agrees to indemnify the Agent and each Bank for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed on amounts payable under this Section 4.5) paid by the Agent or such Bank and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. Payments due under this indemnification shall be made within 30 days of the date the Agent or such Bank makes demand therefor pursuant to Section 4.6.

     (d) At least five Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Bank, each Bank that is not incorporated under the laws of the United States of America or a state thereof (each a "Non-U.S. Bank") agrees that it will deliver to each of the Borrowers and the Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, certifying in either case that such Bank is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes. Each Non-U.S. Bank further undertakes to deliver to each of the Borrowers and the Agent (i) two renewals or additional copies of such form (or any successor form) on or before the date that such form expires or becomes obsolete, and (ii) after the occurrence of any event requiring a change in the most recent forms so delivered by it, such additional forms or amendments thereto as may be reasonably requested by the Borrower or the Agent. All forms or amendments described in the preceding sentence shall certify that such Bank is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Bank from duly completing and delivering any such form or amendment with respect to it and such Bank advises the Borrower and the Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

          (e) For any period during which a Non-U.S. Bank has failed to provide the Borrower with an appropriate form pursuant to clause (iv), above (unless such failure is due to a change in treaty, law or regulation, or any change in the interpretation or administration thereof by any governmental authority, occurring subsequent to the date on which a form originally was required to be provided), such Non-U.S. Bank shall not be entitled to indemnification under this Section 4.5 with respect to Taxes imposed by the United States; provided that, should a Non-U.S. Bank which is otherwise exempt from or subject to a reduced rate of withholding tax become subject to Taxes because of its failure to deliver a form required under clause (iv), above, the Borrower shall take such steps as such Non-U.S. Bank shall reasonably request to assist such Non-U.S. Bank to recover such Taxes.

     4.6 Bank Statements; Survival of Indemnity. To the extent reasonably possible, each Bank shall designate an alternate Payment Office with respect to its Eurocurrency Loans to reduce any liability of the Borrowers to such Bank under Sections 4.1, 4.2 and 4.5 or to avoid the unavailability of Eurocurrency Advances under Section 4.3, so long as such designation is not, in the judgment of such Bank, disadvantageous to such Bank. Each Bank shall deliver a written statement of such Bank to the Relevant Borrower (with a copy to the Agent) as to the amount due, if any, under Section 4.1, 4.2, 4.4 or 4.5. Such written statement shall set forth in reasonable detail the calculations upon which such Bank determined such amount and shall be final, conclusive and binding on the Borrowers in the absence of manifest error. Determination of amounts payable under such Sections in connection with a Eurocurrency Loan shall be calculated as though each Bank funded its Eurocurrency Loan through the purchase of a deposit of the type and maturity corresponding to the deposit used as a reference in determining the Eurocurrency Rate applicable to such Loan, whether in fact that is the case or not. Unless otherwise provided herein, the amount specified in the written statement of any Bank shall be payable on demand after receipt by the Borrower or any Borrowing Subsidiary of such written statement. The obligations of the Borrowers under Sections 4.1, 4.2, 4.4 and 4.5 shall survive payment of the Obligations and termination of this Agreement.


                                    ARTICLE V
                              CONDITIONS PRECEDENT

     5.1 Initial Advance. The Banks shall not be required to make the initial Advance hereunder on the Effective Date and the Issuer shall not be required to issue any Facility Letter of Credit hereunder unless the Borrower has furnished to the Agent with sufficient copies for the Banks and the other conditions below have been satisfied:

          (a) Copies of the articles or certificate of incorporation of each of the Borrower and Hohe, together with all amendments, and a certificate of good standing, each certified by the appropriate governmental officer in its jurisdiction of incorporation (and, if requested by the Agent, English translations thereof) or other equivalent organizational and good standing documents.

          (b) Copies, certified by the Secretary or Assistant Secretary of each of the Borrower and Hohe, of its by-laws or equivalent organizational documents and of its Board of Directors' resolutions and of resolutions or actions of any other body authorizing the execution of the Loan Documents to which it is a party (and, if applicable, English translations thereof).

          (c) An incumbency certificate, executed by the Secretary or Assistant Secretary of each of the Borrower and Hohe, which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of each of the Borrower and Hohe authorized to sign the Loan Documents to which it is a party, upon which certificate the Agent and the Banks shall be entitled to rely until informed of any change in writing by the Borrower and Hohe.

          (d) A written opinion of the Borrower's counsel and special German counsel, in each case, addressed to the Agent and the Bank in a form satisfactory to the Agent.

          (e) Any Notes requested by a Bank pursuant to Section 2.13 payable to the order of each such requesting Bank.

          (f) Written money transfer instructions, in substantially the form of Exhibit D, addressed to the Agent and signed by an Authorized Officer, together with such other related money transfer authorizations as the Agent may have reasonably requested.

          (g) The Guaranty duly executed by the Borrower.

          (h) A certificate, dated the initial Borrowing Date, signed by an authorized officer of the Borrower, in form and substance satisfactory to the Agent, to the effect that: (i) no injunction or temporary restraining order which would prohibit the making of the Loans, or other litigation which could reasonably be expected to have a Material Adverse Effect is pending or, to the best of such Person's knowledge, threatened; (ii) all orders, consents, approvals, licenses, authorizations, or validations of, or filings, recordings or registrations with, or exemptions by, any governmental or public body or authority, or any subdivision thereof, in connection with the Agreement have been obtained, given, filed or taken and are in full force and effect;
     (iii) each of the representations and warranties set forth in Article VI of this Agreement is true and correct on and as of the initial Borrowing Date;
     (iv) on the initial Borrowing Date, both before and after giving effect to the initial Loans, no Default or Event of Default has occurred and is continuing; and (v) there has occurred no material adverse change in the consolidated financial condition of the Borrower from that reflected in the Borrower's consolidated financial statements as of June 28, 1997.

          (i) The Agent and the Banks shall have received (i) consolidated financial statements of the Borrower and its Subsidiaries as of June 28, 1997 which must demonstrate, in their reasonable judgment, together with all other information then available to the Agent and the Banks, that the Borrower can repay its debts and satisfy its other obligations as and when due, and can comply with the financial covenants set forth herein, and (ii) such information as the Agent and the Banks may reasonably request to confirm the tax, legal and business assumptions made in such financial statements.

          (j) Substantially contemporaneously with the making of the initial Advances all amounts owing by Hohe under the Existing German Loan Agreements shall have been paid in full and all Liens related to such Existing German Loan Agreements shall have been released (or arrangements for such payment and/or release satisfactory to the Agent and all the Banks shall have been made) and such Existing German Loan Agreements shall have been terminated. Delivery by Berliner Bank of a payoff letter in substantially the form of Exhibit K hereto shall be deemed a satisfactory arrangement for such release of Liens.

          (k) Substantially contemporaneously with the making of the initial Advances all amounts owing by Borrower under the Existing US Loan Agreement shall have been paid in full and such Existing US Loans shall have been terminated.

          (l) A notice of initial borrowing limits for Hohe.

          (m) Such other documents as any Bank or its counsel may have reasonably requested.

     5.2 Further Conditions for Disbursement. The obligation of the Agent and the Banks to make or participate in any Advance (including the first Advance and the Term Loans) and the obligation of the Issuer to issue any future Facility Letter of Credit, is further subject to the following conditions being satisfied:

          (a) The representations and warranties contained in Article VI hereof shall be true and correct on and as of the date the Advance is made or Facility Letter of Credit is issued (both before and after the Advance is made or Facility Letter of Credit is issued) as if such representations and warranties were made on and as of such date;

          (b) No Event of Default, and no event or condition which might become such an Event of Default with notice or lapse of time, or both, shall exist or shall have occurred and be continuing on the date the Advance is made or the Facility Letter of Credit is issued (whether before or after the Advance is made or the Facility Letter of Credit is issued);

          (c) In the case of any Term Loan, the Borrower shall have delivered the Term Notes for each Bank to the Agent, appropriately completed and duly executed on behalf of the Borrower;

          (d) A Borrowing Notice or Issuance Request, as applicable, shall have been properly submitted; and

          (e) All legal matters incident to the making of such Advance or issuance of such Facility Letter of Credit shall be satisfactory to the Banks and their counsel.

The Borrower shall be deemed to have made a representation and warranty to the Banks at the time of the making of each Advance and at the time of the issuance of any Facility Letter of Credit to the effect set forth in clauses (a) and (b) of this Section 5.2. For purposes of this Section, the representations and warranties contained in Section 6.6 shall be deemed made with respect to the most recent financial statements delivered pursuant to Section 7.1(e)(ii).


                                   ARTICLE VI
                         REPRESENTATIONS AND WARRANTIES

     The Borrower and each Borrowing Subsidiary represents and warrants that:

     6.1 Corporate Existence and Power. The Borrower and each Borrowing Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the State or other jurisdiction of its incorporation or organization and is duly qualified to do business, and is in good standing, in all additional jurisdictions where such qualification is necessary under applicable law. The Borrower and each Borrowing Subsidiary have all requisite corporate power to own or lease the properties used in its business and to carry on its business as now being conducted and as proposed to be conducted, and to execute and deliver this Agreement, the Notes, and the other Loan Documents and to engage in the transactions contemplated by this Agreement.

     6.2 Corporate Authority. The execution, delivery and performance by the Borrower and the Borrowing Subsidiaries of this Agreement, the Notes, and the other Loan Documents have been duly authorized by all necessary corporate action and are not in contravention of any law, rule or regulation, or any judgment, decree, writ, injunction, order or award of any arbitrator, court or governmental authority, or of the terms of any of the Borrowers' articles of incorporation, other similar organizational documents or by-laws, or of any contract or undertaking to which the Borrower or any Borrowing Subsidiary is a party or by which the Borrower or any Borrowing Subsidiary or any of their property may be bound or affected or result in the imposition of any lien except for Permitted Liens.

     6.3 Binding Effect. This Agreement is, and the Notes and the other Loan Documents when delivered hereunder will be, legal, valid and binding obligations of the Borrower and the Borrowing Subsidiaries, enforceable against the Borrower and the Borrowing Subsidiaries in accordance with their respective terms.

     6.4 Subsidiaries. Schedule 6.4 hereto correctly sets forth the corporate or partnership name, jurisdiction of incorporation or registration of partnership, and ownership of each Subsidiary of the Borrower. Each such Subsidiary and each corporation becoming a Subsidiary of the Borrower after the date hereof is and will be a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is and will be duly qualified to do business in each additional jurisdiction where such qualification is or may be necessary under applicable law. Each Subsidiary of the Borrower has and will have all requisite corporate power to own or lease the properties used in its business and to carry on its business as now being conducted and as proposed to be conducted.

     6.5 Litigation. Except as set forth in Schedule 6.5, there is no action, suit or proceeding pending or, to the best of the Borrower's knowledge, threatened against or affecting the Borrower or any of its Subsidiaries before or by any court, governmental authority or arbitrator, which if adversely decided might result, either individually or collectively, in any material adverse change in the business, properties, operations or condition, financial or otherwise, of the Borrower and its Subsidiaries taken as a whole or in any Material Adverse Effect on the legality, validity or enforceability of this Agreement, the Notes, or the other Loan Documents, and, to the best of the Borrower's knowledge, there is no basis for any such action, suit or proceeding.

     6.6 Financial Condition. The consolidated balance sheet of the Borrower and its Subsidiaries and the consolidated statements of income, retained earnings and changes in financial position of the Borrower and its Subsidiaries for the fiscal year ended June 28, 1997, and reported on by BDO Seidman, independent certified public accountants, and the interim consolidated balance sheet and interim consolidated statements of income, retained earnings copies of which have been furnished to the Banks, fairly present, and the financial statements of the Borrower and its Subsidiaries delivered pursuant to Section 7.1(e) will fairly present, the consolidated financial position of the Borrower and its Subsidiaries as at the respective dates thereof, and the consolidated results of operations of the Borrower and its Subsidiaries for the respective periods indicated, all in accordance with Generally Accepted Accounting Principles consistently applied (subject, in the case of said interim statements, to year-end audit adjustments). There has been no material adverse change in the business, properties, operations or condition, financial or otherwise, of the Borrower or any of its Subsidiaries since June 28, 1997. There is no material (relative to the Borrower and its Subsidiaries taken as a whole) contingent liability of the Borrower or any of its Subsidiaries that is not reflected in such financial statements or in the notes thereto.

     6.7 Use of Loans. The Borrower and the Borrowing Subsidiaries will use the Advances for their general corporate purposes. Neither the Borrower nor any of its Subsidiaries extends or maintains, in the ordinary course of business, credit for the purpose, whether immediate, incidental, or ultimate, of buying or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System), and no part of the proceeds of any Loan will be used for the purpose, whether immediate, incidental, or ultimate, of buying or carrying any such margin stock or maintaining or extending credit to others for such purpose. After applying the proceeds of each Loan, such margin stock will not constitute more than 25% of the value of the assets (either of the Borrower alone, any Borrowing Subsidiary or of the Borrower and its Subsidiaries on a consolidated basis) that are subject to any provisions of this Agreement that may cause the Advances to be deemed secured, directly or indirectly, by margin stock.

     6.8 Consents, Etc. No consent, approval or authorization of or declaration, registration or material filing with any governmental authority or any nongovernmental Person or entity, including without limitation any creditor, lessor or stockholder of the Borrower or any of its Subsidiaries, is required on the part of the Borrower or any Borrowing Subsidiary in connection with the execution, delivery and performance of this Agreement, the Notes, or the other Loan Documents, or the transactions contemplated hereby. No consent, approval or authorization of or declaration, registration or filing with any governmental authority or any nongovernmental Person or entity, including without limitation any creditor, lessor or stockholder of the Borrower or any of its Subsidiaries, is required as a condition to the legality, validity or enforceability of this Agreement, the Notes, or the other Loan Documents.

     6.9 Taxes. The Borrower and its Subsidiaries have filed all tax returns (federal, state, foreign and local) required to be filed and have paid all taxes shown thereon to be due, including interest and penalties, or have established adequate financial reserves on their respective books and records for payment thereof. Neither the Borrower nor any of its Subsidiaries knows of any actual or proposed tax assessment or any basis therefor, and no extension of time for the assessment of deficiencies in any federal or state tax has been granted by the Borrower or any Subsidiary.

     6.10 ERISA. The Borrower, its Subsidiaries, their ERISA Affiliates and their respective Plans are in compliance in all material respects with those provisions of ERISA and of the Code which are applicable with respect to any Plan. No Prohibited Transaction and no Reportable Event has occurred with respect to any such Plan. None of the Borrower, any of its Subsidiaries or any of their ERISA Affiliates is an employer with respect to any Multiemployer Plan. The Borrower, its Subsidiaries and their ERISA Affiliates have met the minimum funding requirements under ERISA and the Code with respect to each of their respective Plans, if any, and have not incurred any liability to the PBGC or any Plan. The execution, delivery and performance of this Agreement and the issuance and payment of the Notes do not constitute a Prohibited Transaction. There is no material unfunded benefit liability, determined in accordance with Section 4001(a)(18) of ERISA, with respect to any Plan of the Borrower, its Subsidiaries or their ERISA Affiliates.

     6.11 Disclosure. No report or other information furnished in writing or on behalf of the Borrower to the Agent or the Banks in connection with negotiating or administrating this Agreement contains any material misstatement of fact or omits to state any material fact or any fact necessary to make the statements contained therein not misleading. Neither this Agreement, the Notes nor any other Loan Document furnished to the Agent or the Banks by or on behalf of the Borrower in connection with the transactions contemplated hereby contains any untrue statement of a material fact or omits to state a material fact in order to make the statements contained herein and therein not misleading. There is no fact known to the Borrower which materially and adversely affects, or which in the future may (so far as the Borrower can now foresee) materially and adversely affect, the business, properties, operations or condition, financial or otherwise, of the Borrower or any Subsidiary, which has not been set forth in this Agreement or in the other documents, certificates, statements, reports and other information furnished in writing to the Agent and the Banks by or on behalf of the Borrower in connection with the transactions contemplated hereby.


                                   ARTICLE VII
                                    COVENANTS

     7.1 Affirmative Covenants. Each of the Borrowers covenants and agrees that, until the Maturity Date and thereafter until payment in full of the principal of and accrued interest on the Loans and the performance of all other obligations of the Borrower under this Agreement, unless the Required Banks shall otherwise consent in writing, it will:

          (a) Maintain Corporate Existence. Maintain, and cause each of its Significant Subsidiaries to maintain, its corporate existence in good standing and maintain or obtain, and cause each of its Significant Subsidiaries to maintain or obtain, those qualifications required by the states or countries where it is conducting business.

          (b) Compliance with Laws, Etc. Comply, and cause each of its Subsidiaries to comply, in all material respects with all applicable laws, rules, regulations and orders of any governmental authority, whether federal, state, local or foreign (including without limitation ERISA, the Code, and Environmental Laws), in effect from time to time; and pay and discharge, and cause each of its Subsidiaries to pay and discharge, promptly when due, all lawful claims for labor, materials and supplies or otherwise, which, if unpaid, might give rise to Liens upon such properties or any portion thereof, except to the extent that payment of any of the foregoing is then being contested in good faith by appropriate legal proceedings and with respect to which adequate financial reserves have been established on the books and records of the Borrower or such Subsidiary.

          (c) Payment of Taxes. Pay and discharge, and cause each of its Subsidiaries to pay and discharge, promptly when due, all property, income and other tax assessments and governmental charges of every kind and nature lawfully levied, assessed or imposed upon it or its properties, except to the extent contested in good faith.

          (d) Maintenance of Properties; Insurance. Maintain and protect, and cause each Subsidiary to maintain and protect, all property that is material to the Borrower and each Significant Subsidiary in conducting its business and keep such property in good repair, working order, and condition, and, from time to time, make or cause to be made all needful repairs, renewals, additions, and improvements necessary in order that the business carried on in connection therewith may be properly conducted at all times in accordance with customary and prudent business practices for similar businesses; and maintain, and cause each of its Subsidiaries to maintain, with financially sound and responsible companies, insurance in such forms and in such amounts and against such risks as is customarily carried by like Persons engaged in the same business and operating like properties, and deliver to the Agent upon request evidence satisfactory to the Agent that such insurance has been procured. Self-insurance is permissible provided that customary stop-loss insurance is maintained and the Agent is promptly notified of such self-insurance being implemented.

          (e) Release Filings. Use its best efforts to cause all filings necessary to terminate those certain liens related to the Existing German Loan Agreements in favor of Berliner Bank, as collateral agent to be made.

          (f) Reporting Requirements. Furnish to the Agent the following:

          (i) Promptly, upon the occurrence of any Event of Default as defined herein, or any event which, with notice or lapse of time or both, would constitute an Event of Default, or of any occurrence having a materially adverse effect upon the Borrower's financial condition or upon the ability to comply with its obligations hereunder or under any other agreement to which it is a party, notice of such occurrence.

          (ii) Within forty-five (45) days after the end of each of the first three quarterly periods of each fiscal year of the Borrower and within ninety (90) days after the close of each fiscal year of the Borrower, consolidated balance sheets of the Borrower and its Subsidiaries as of such date and related statements of income for the fiscal year or year-to-date portion thereof then ended, all in reasonable detail, unaudited and subject to normal year-end adjustments but, in the case of fiscal year statements, audited by BDO Seidman or another certified public accountant or firm of certified public accountants acceptable to the Agent. Each financial report of the Borrower shall be accompanied by a certificate of a principal officer of the Borrower stating that it has been prepared in accordance with Generally Accepted Accounting Principles consistently applied and fairly presents the financial condition of the Borrower and its Subsidiaries as of the date of said balance sheet and of the results of operations for the year-to-date period then ended, and shall include a certificate in the form of Exhibit E hereto of such officer demonstrating compliance with the covenants contained in Sections 7.2(a)-(d) and (h)-(j), and stating whether such officer is aware of any Event of Default or any event or condition which, with notice or lapse of time, or both, would constitute an Event of Default, and, if such an Event of Default or event or condition then exists and is continuing, a statement setting forth the nature and status thereof.

          (iii) The Borrower and each Borrowing Subsidiary agrees promptly to provide the Agent with each report or form filed by the Borrower or such Borrowing Subsidiary with the Securities and Exchange Commission and all documents supplied contemporaneously with such filing, and with such other information as the Agent or the Banks may reasonably request from time to time.

          (g) Accounting; Access to Records, Books, Etc. Maintain a system of accounting established and administered in accordance with sound business practices to permit financial statements to be prepared in accordance with Generally Accepted Accounting Principles and to comply with the requirements of this Agreement and, at any reasonable time and from time to time upon prior notice to the Borrower, permit the Agent or any Bank or any agents or representatives thereof to examine any of the Borrowers' books and records.

     7.2 Negative Covenants. The Borrower and each Borrowing Subsidiary covenants and agrees that, until the Maturity Date and thereafter until payment in full of the principal of and accrued interest on the Notes and the performance of all other obligations of the Borrower under this Agreement and the other Loan Documents, unless the Required Banks shall otherwise consent in writing, it will not and will not permit any Subsidiary to:

          (a) Tangible Net Worth. Permit or suffer Consolidated Tangible Net Worth of the Borrower and its Subsidiaries to be less than 80% of the Consolidated Tangible Net Worth of the Borrower and its Subsidiaries as of June 28, 1997, increasing by fifty percent of the Consolidated Net Income of the Borrower and its Subsidiaries, if positive, for each fiscal year commencing with the fiscal year ended June 27, 1998, and continuing thereafter.

          (b) Interest Coverage Ratio. Permit or suffer the Interest Coverage Ratio to be less than 2.0 to 1.0, calculated as of the end of each fiscal quarter.

          (c) Debt to EBITDA Ratio. Permit or suffer the Debt to EBITDA Ratio of the Borrower and its Subsidiaries to exceed 3.25 to 1.0 at any time during calendar year 1997, 3.00 to 1.0 at any time during calendar year 1998 or
     2.75 to 1.0 at any time after December 31, 1998.

          (d) Loans. Permit outstanding loans or advances by the Borrower or its Subsidiaries to their respective officers, directors, shareholders and employees, or any Persons related to any such Persons by blood or marriage which exceed, in the aggregate, $2,000,000 at any time.

          (e) Merger. Merge or consolidate or amalgamate with any other Person or take any other action having a similar effect; provided, however, that this Section shall not prohibit any merger or acquisition of or by the Borrower or any Borrowing Subsidiary if the Borrower or any Borrowing Subsidiary shall be the surviving or continuing corporationthereof and, immediately after such merger or acquisition, no Default or Event of Default shall exist or shall have occurred and be continuing.

          (f) Nature of Business. Make any material change in the manner in which the business of the Borrowers are conducted.

          (g) Liens. Create, incur, assume or suffer to exist any mortgage, pledge, encumbrance, security interest, lien or charge of any kind upon any of the Borrowers' or any Subsidiary's properties or assets (including the right to receive income) whether now owned or hereafter acquired, other than in favor of the Agent and the Banks to secure the obligations of the Borrowers hereunder, except (i) Liens for taxes not delinquent, or being contested in good faith and the payment of which is secured in a manner satisfactory to the Agent, (ii) Liens not delinquent created by statute in connection with worker's compensation, unemployment insurance, social security, and similar statutory obligations, (iii) Liens disclosed to the Agent and each Bank on Schedule 7.2(g), (iv) Capital Leases, (v) purchase money security interests in machinery, equipment, fixtures, or other personal property, not including inventory or supplies, purchased by the Borrower or any Subsidiary and given to secure the deferred purchase price, provided that no such purchase money security interest shall extend to or cover any assets of any of the Borrowers or any Subsidiary other than the asset being purchased and that the security interest in the asset being purchased shall secure only the purchase price thereof, (vi) Liens on tangible operating assets to secure taxadvantaged financings not exceeding the aggregate principal amount of $20,000,000 at any one time outstanding obtained by the Borrower or any Subsidiary, provided that no such Lien shall extend to or cover any assets of the Borrower or any Subsidiary other than assets being purchased with the proceeds of the financing and that the security interest in the assets being purchased shall secure only the purchase price thereof and (vii) Liens in connection with transactions permitted by Section 7.2(j).

          (h) Disposition of Assets; Etc. Sell, lease, license, transfer, assign or otherwise dispose of any portion of its business, assets, rights, revenues or property, real, personal or mixed, tangible or intangible, whether in one or a series of transactions (other than inventory sold in the ordinary course of business upon customary credit terms and sales of scrap or obsolete material or equipment and sales of Receivables pursuant to Section 7.2(j)), provided, however, that this Section 7.2(h) shall not prohibit any such sale, lease, license, transfer, assignment or other disposition if the aggregate book value (disregarding any write-downs of such book value other than ordinary depreciation and amortization) of all of the business, assets, rights, revenues and property involved in the transaction or series of transactions, together with such aggregate book value of all other business, assets, rights, revenues and property sold, leased, licensed, transferred or otherwise disposed of by the Borrower and its Subsidiaries in the same fiscal year of the Borrower constitutes less than 10% of the aggregate book value of the consolidated total tangible assets of the Borrower and its Subsidiaries as of the end of the preceding fiscal year of the Borrower and, together with the aggregate book value of all other business, assets, rights, revenues and property sold, leased, licensed, transferred or otherwise disposed of by the Borrower and its Subsidiaries during the entire period subsequent to the Effective Date of this Agreement constitutes less than 25% of the aggregate book value of consolidated total tangible assets of the Borrower and its Subsidiaries as of the end of the last fiscal year of the Borrower preceding such sale, lease, license, transfer, assignment or disposition, and if, immediately after such transaction, no Default or Event of Default shall exist or shall have occurred and be continuing. For purposes of calculating the aggregate book value of any business, assets, rights, revenues and property sold, leased, licensed, transferred or otherwise disposed of by the Borrower, there shall be excluded any sale or transfer of Receivables permitted by
     Section 7.2(j).

          (i) Investments. Make, permit or suffer to exist any investment in the stock or securities of, make loans or advances to, or make, permit or suffer to exist a liability as guarantor, surety or indemnitor with respect to any Indebtedness or other obligation of, any entity which is not consolidated with the Borrower for financial reporting purposes, in an amount which, together with the aggregate amount of all such investments, loans, advances and liabilities made or existing subsequent to the Effective Date of this Agreement, exceeds 50% of the Consolidated Tangible Net Worth of the Borrower and its Subsidiaries.

          (j) Sale of Receivables. Sell, lease, transfer, assign or otherwise dispose of any Receivables of the Borrower or any of its Subsidiaries except for the sale, lease, transfer, assignment or other disposition of all Receivables of the Borrower or any Subsidiary to Donnelly Receivables Corporation, a Michigan corporation ("Donnelly

     Receivables"), a special purpose entity all of the outstanding shares of which are owned directly by the Borrower, for the purpose of allowing Donnelly Receivables to provide for the securitization of such Receivables; provided that (A) the investment of any Person or Persons arising as a result of the purchase of an interest in the Receivables, when aggregated with the remaining unpaid investment of such other Person or Persons in respect of all prior such purchases shall not exceed $50,000,000; (B) such purchase of interests in the Receivables are for all cash consideration whether payable immediately or on a deferred basis and (C) such sale from the Borrower to Donnelly Receivables is treated as a sale of such Receivables under Generally Accepted Accounting Principles.


                                  ARTICLE VIII
                                     DEFAULT

     8.1 Events of Default. The occurrence of any one of the following events or conditions shall be deemed an "Event of Default" hereunder unless waived by the Required Banks pursuant to Section 9.2:

          (a) Nonpayment. Any of the Borrowers shall (i) fail to pay on the date when due any principal of the Loans or shall fail to pay within five days after the date when due any interest on the Loans or any fees or any other amount payable hereunder or (ii) fail to pay any principal of or interest on any Local Currency Facility to which it is a party and such default shall continue unremedied for a period of three Business Days (in the case of principal) or five Business Days (in the case of interest) after written notice thereof shall have been given to the Borrower by the Agent or any affected Local Currency Bank (with a copy to the Agent); or

          (b) Misrepresentation. Any representation or warranty made by any of the Borrowers in Article VI or any other certificate, report, financial statement or other document furnished by or on behalf of the Borrowers in connection with this Agreement or any Local Currency Facility, shall prove to have been incorrect in any material respect when made or deemed made; or

          (c) Certain Covenants. The Borrowers shall fail to perform or observe any term, covenant or agreement contained in Sections 7.2(d), (e), (h), or
     (i); or

          (d) Other Defaults. Any of the Borrowers shall fail to perform or observe any other term, covenant or agreement applicable to it contained in this Agreement or in any Local Currency Facility, and, if capable of remedy, any such failure shall remain unremedied for 30 calendar days after notice thereof shall have been given to the Borrower by the Agent, provided, however, that, except for any such failure occurring under Sections 7.1(e), 7.2(a), (b), and (c), so long as the Borrower, in the Required Banks' judgment, is diligently pursuing the remedy of such failure, but in no event for a period longer than 90 calendar days, such failure shall not be deemed an Event of Default; or

          (e) Cross-Default. The Borrower or any of its Subsidiaries shall fail to pay any part of the principal of, the premium, if any, or the interest on, or any other payment of money due under any of its Indebtedness (other than Indebtedness hereunder) or the NBD Guaranty, beyond any period of grace provided with respect thereto, which individually or together with other such Indebtedness as to which any such failure exists has an aggregate outstanding principal amount in excess of $5,000,000; or if the Borrower or any of its Subsidiaries fails to perform or observe any other term, covenant or agreement contained in any agreement, document or instrument evidencing or securing any such Indebtedness or the NBD Guaranty, or under which any such Indebtedness or the NBD Guaranty was issued or created, beyond any period of grace, if any, provided with respect thereto, which Indebtedness, individually or together with such other Indebtedness as to which any such failure exists, has an aggregate outstanding principal amount in excess of $5,000,000, if the effect of such failure is to cause, or permit the holders of such Indebtedness (or a trustee on behalf of such holders) to cause, any payment in respect of such Indebtedness to become due prior to its due date; or

          (f) ERISA. The occurrence of a Reportable Event that results in or could result in liability of the Borrower, any Subsidiary of the Borrower or their ERISA Affiliates to the PBGC or to any Plan and such Reportable Event is not corrected within thirty (30) days after the occurrence thereof; or the occurrence of any Reportable Event which could constitute grounds for termination of any Plan of the Borrower, its Subsidiaries or their ERISA Affiliates by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer any such Plan and such Reportable Event is not corrected within thirty (30) days after the occurrence thereof; or the filing by the Borrower, any Subsidiary of the Borrower or any of their ERISA Affiliates of a notice of intent to terminate a Plan or the institution of other proceedings to terminate a Plan; or the Borrower, any Subsidiary of the Borrower or any of their ERISA Affiliates shall fail to pay when due any liability to the PBGC or to a Plan; or the PBGC shall have instituted proceedings to terminate, or to cause a trustee to be appointed to administer, any Plan of the Borrower, its Subsidiaries or their ERISA Affiliates; or any Person engages in a Prohibited Transaction with respect to any Plan which results in or could result in liability of the Borrower, any Subsidiary of the Borrower, any of their ERISA Affiliates, any Plan of the Borrower, its Subsidiaries or their ERISA Affiliates or fiduciary of any such Plan; or failure by the Borrower, any Subsidiary of the Borrower or any of their ERISA Affiliates to make a required installment or other payment to any Plan within the meaning of Section 302(f) of ERISA or Section 412(n) of the Code that results in or could result in liability of the Borrower, any Subsidiary of the Borrower or any of their ERISA Affiliates to the PBGC or any Plan; or the withdrawal of the Borrower, any of its Subsidiaries or any of their ERISA Affiliates from a Plan during a plan year in which it was a "substantial employer" as defined in Section 4001(9a)(2) of ERISA; or the Borrower, any of its Subsidiaries or any of their ERISA Affiliates becomes an employer with respect to any Multiemployer Plan without the prior written consent of the Bank; or

          (g) Judgments. One or more judgments or orders for the payment of money shall be rendered against the Borrower or any of its Subsidiaries, or any other judgment or order (whether or not for the payment of money) shall be rendered against or shall affect the Borrower or any of its Subsidiaries which causes or could cause a material adverse change in the business, properties, operations or condition, financial or otherwise, of the Borrower or any of its Subsidiaries or which does or could have a material adverse effect on the legality, validity or enforceability of this Agreement or the Notes and either (i) such judgment or order shall have remained unsatisfied and the Borrower or such Subsidiary shall not have taken action necessary to stay enforcement thereof by reason of pending appeal or otherwise, prior to the expiration of the applicable period of limitations for taking such action or, if such action shall have been taken, a final order denying such stay shall have been rendered, or (ii) enforcement proceedings shall have been commenced by any creditor upon such judgment or order; or

          (h) Insolvency, Etc. Any of the Borrowers or any Significant Subsidiary shall be dissolved or liquidated (or any judgment, order or decree therefor shall be entered), or shall generally not pay its debts as they become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors, or shall institute, or there shall be instituted against any of the Borrowers or any Significant Subsidiary, any proceeding or case seeking to adjudicate it a bankrupt or insolvent or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief or protection of debtors or seeking the entry of an order for relief, or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its assets, rights, revenues or property, and, if such proceeding is instituted against any of the Borrowers or such Significant Subsidiary and is being contested by any of the Borrowers or such Significant Subsidiary, as the case may be, in good faith by appropriate proceedings, such proceeding shall remain undismissed or unstayed for a period of 60 days; or any of the Borrowers or such Significant Subsidiary shall take any action (corporate or other) to authorize or further any of the actions described above in this subsection.

          (i) Guaranty. The Guaranty shall fail to remain in full force or effect or any action shall be taken to discontinue or to assert the invalidity or unenforceability of the Guaranty, or the Borrower shall fail to comply with any of the terms or provisions of the Guaranty or the Borrower denies that it has any further liability under the Guaranty or gives notice to such effect.

                                   ARTICLE IX
                 ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES

     9.1 Acceleration and other Remedies. (a) If any Event of Default described in Section 8.1(h) occurs with respect to any of the Borrowers, the obligations of the Banks to make Loans hereunder shall automatically terminate and the Obligations shall immediately become due and payable without any election or action on the part of the Agent or any Bank. If any other Event of Default occurs, the Required Banks (or the Agent with the consent of the Required Banks) may, and the Agent at the direction of the Required Banks shall, terminate or suspend the obligations of the Banks to make Loans or issue Facility Letters of Credit hereunder, or declare the Obligations to be due and payable, or both, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrowers hereby expressly waive. In addition to the foregoing, following the occurrence and during the continuance of an Event of Default, so long as any Facility Letter of Credit has not been fully drawn and has not been canceled or expired by its terms, upon demand by the Agent, the Borrower shall deposit in an account (the "Letter of Credit Cash Collateral Account") maintained with First Chicago in the name of the Agent, for the ratable benefit of the Banks and the Agent, cash in an amount equal to the aggregate undrawn face amount of all outstanding Facility Letters of Credit and all fees and other amounts due or which may become due with respect thereto. The Borrower shall have no control over funds in the Letter of Credit Cash Collateral Account, which funds shall be invested for the benefit of the Borrower by the Agent from time to time in its discretion in certificates of deposit of First Chicago having a maturity not exceeding thirty days. Such funds shall be promptly applied by the Agent to reimburse the Issuer for drafts drawn from time to time under the Facility Letters of Credit. Such funds, if any, remaining in the Letter of Credit Cash Collateral Account following the payment of all Obligations in full or the earlier termination of all Defaults shall, unless the Agent is otherwise directed by a court of competent jurisdiction, be promptly paid over to the Borrower.

          (b) The Agent may, and upon being directed to do so by the Required Banks, shall, in addition to the remedies provided in Section 9.1(a), exercise and enforce any and all other available rights and remedies, whether arising under this Agreement, any other Loan Document or under applicable law, in any manner deemed appropriate by the Agent, including suits in equity, actions at law, or other appropriate proceedings, whether for the specific performance (to the extent permitted by law) of any covenant or agreement contained in this Agreement, in any other Loan Document or in aid of exercising any power granted in this Agreement, or any other Loan Document.

          (c) Upon the occurrence and during the continuance of any Event of Default, each Bank may at any time and from time to time, without notice to the Borrowers (any requirement for such notice being expressly waived by the Borrowers) set off and apply against any and all of the obligations of the Borrowers now or hereafter existing under this Agreement any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Borrowers and any property of the Borrowers from time to time in possession of the Bank, irrespective of whether or not the Bank shall have made any demand hereunder and although such obligations may be contingent and unmatured. The Borrowers hereby grant to the Agent and the Banks a lien on and security interest in all such deposits, indebtedness and property as collateral security for the payment and performance of the obligations of the Borrowers under this Agreement. The rights of the Banks under this Section 9.1(c) are in addition to other rights and remedies (including, without limitation, other rights of setoff) which the Banks may have.

     9.2 Amendments. Subject to the provisions of this Article IX, the Required Banks (or the Agent with the consent in writing of the Required Banks) and the Borrowers may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan Documents or changing in any manner the rights of the Banks or the Borrowers hereunder or thereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of all of the Banks:

          (a) Extend the final maturity of any Loan or postpone any regularly scheduled payment of principal of any Loan or forgive all or any portion of the principal amount thereof, or reduce the rate or extend the time of payment of interest or fees thereon.

          (b) Reduce the  percentage  specified  in the  definition  of Required
     Banks.

          (c) Extend the Revolving Credit Termination Date or the Maturity Date, or reduce the amount or extend the payment date for, the mandatory payments required under Sections 2.1(c) or 2.15, or increase the amount of the Commitment of any Bank hereunder, or permit any of the Borrowers to assign its rights under this Agreement.

          (d) Permit any Facility Letter of Credit to have an expiry date beyond the Revolving Credit Termination Date.

          (e) Amend this Section 9.2.

          (f) Release the Guaranty.

          (g) Amend the definition of Permitted Currency.

No amendment of any provision of this Agreement relating to the Agent shall be effective without the written consent of the Agent. The Agent may waive payment of the fee required under Section 13.3.2 without obtaining the consent of any other party to this Agreement.

     9.3 Preservation of Rights. No delay or omission of the Banks or the Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or Event of Default or an acquiescence therein, and the making of a Loan notwithstanding the existence of a Default or Event of Default or the inability of the Borrower to satisfy the conditions precedent to such Loan shall not constitute any waiver or acquiescence. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Banks required pursuant to Section 9.2, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Agent and the Banks until the Obligations have been paid in full.


                                    ARTICLE X
                               GENERAL PROVISIONS

     10.1 Survival of Representations. All representations and warranties of the Borrowers contained in this Agreement shall survive the making of the Loans herein contemplated.

     10.2 Governmental Regulation. Anything contained in this Agreement to the contrary notwithstanding, no Bank shall be obligated to extend credit to the Borrowers in violation of any limitation or prohibition provided by any applicable statute or regulation.

     10.3 Headings. Section headings in the Loan Documents are for convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.

     10.4 Entire Agreement. The Loan Documents embody the entire agreement and understanding among the Borrowers, the Agent and the Banks with respect to the subject matter hereof and supersede all prior agreements and understandings among the Borrower, the Agent and the Banks relating to the subject matter thereof other than any fee letters relating to the agents' fees described in
Section 11.13.

          10.5 Several Obligations; Benefits of this Agreement. The respective obligations of the Banks hereunder are several and not joint and no Bank shall be the partner or agent of any other (except to the extent to which the Agent is authorized to act as such). The failure of any Bank to perform any of its obligations hereunder shall not relieve any other Bank from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns, provided, however, that the parties hereto expressly agree that the Documentation Agent shall enjoy the benefits of the provisions of Sections 10.6, and 11.11 to the extent specifically set forth therein.

     10.6  Expenses;  Indemnification.  (a) The  Borrower  shall  reimburse  the
Documentation Agent and the Agent for any costs, internal charges and out-of-pocket expenses (including reasonable attorneys' fees and time charges of attorneys for the Documentation Agent and the Agent, which attorneys may be employees of the Documentation Agent and the Agent) paid or incurred by the Agent or Documentation Agent in connection with the preparation, negotiation, execution, delivery, syndication, review, amendment, modification, and administration of the Loan Documents. The Borrower also agrees to reimburse the Agent and the Banks for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent and the Banks, which attorneys may be employees of the Agent or the Banks) paid or incurred by the Agent or any Bank in connection with the collection and enforcement of the Loan Documents. Expenses being reimbursed by the Borrower under this Section include, without limitation, costs and expenses incurred in connection with the Reports described in the following sentence. The Borrower acknowledges that from time to time First Chicago may prepare and may distribute to the Banks (but shall have no obligation or duty to prepare or to distribute to the Banks) certain audit reports (the "Reports") pertaining to the Borrower's assets for internal use by First Chicago from information furnished to it by or on behalf of the Borrower, after First Chicago has exercised its rights of inspection pursuant to this Agreement.

          (b) The Borrower hereby further agrees to indemnify the Agent and each Bank, its directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefor whether or not the Agent, the Documentation Agent, or any Bank is a party thereto) which any of them may pay or incur arising out of or relating to this Agreement, the other Loan Documents, the transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of any Loan hereunder or the use or intended use of any Facility Letter of Credit except to the extent that they are determined in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the party seeking indemnification. The obligations of the Borrower under this Section
     10.6 shall survive the termination of this Agreement.

     10.7 Accounting. Except as provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with Generally Accepted Accounting Principles.

     10.8 Severability of Provisions. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

     10.9 Nonliability of Banks. The relationship between the Borrowers on the one hand and the Banks on the other hand shall be solely that of borrower and bank. Neither the Agent, the Documentation Agent nor any Bank shall have any fiduciary responsibilities to the Borrowers. Neither the Agent, the Documentation Agent nor any Bank undertakes any responsibility to the Borrowers to review or inform the Borrowers of any matter in connection with any phase of the Borrowers' business or operations. The Borrowers agree that neither the Agent, the Documentation Agent nor any Bank shall have liability to the Borrowers (whether sounding in tort, contract or otherwise) for losses suffered by the Borrowers in connection with, arising out of, or in any way related to, the transactions contemplated and the relationship established by the Loan Documents, or any act, omission or event occurring in connection therewith, unless it is determined in a final non-appealable judgment by a court of competent jurisdiction that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought. Neither the Agent, the Documentation Agent nor any Bank shall have any liability with respect to, and the Borrowers each hereby waive, release and agree not to sue for, any special, indirect or consequential damages suffered by the Borrowers in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby.

     10.10 Confidentiality. Each Bank agrees to hold any confidential information which it may receive from the Borrowers pursuant to this Agreement in confidence, except for disclosure (a) to its Affiliates and to other Banks and their respective Affiliates, (b) to legal counsel, accountants, and other professional advisors to that Bank or to a Transferee, (c) to regulatory officials, (d) to any Person as requested pursuant to or as required by law, regulation, or legal process, (e) to any Person in connection with any legal proceeding to which that Bank is a party, and (f) permitted by Section 13.4.

     10.11 Nonreliance. Each Bank hereby represents that it is not relying on or looking to any margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) for the repayment of the Loans provided for herein.

     10.12 Disclosure. The Borrowers and each Bank hereby (a) acknowledge and agree that First Chicago, Dresdner Bank AG and/or their respective Affiliates from time to time may hold other investments in, make other loans to or have other relationships with the Borrowers, and (b) waive any liability of First Chicago, Dresdner Bank AG or such Affiliates to the Borrowers or any Bank, respectively, arising out of or resulting from such investments, loans or relationships other than liabilities arising out of the gross negligence or willful misconduct of First Chicago, Dresdner Bank AG or their respective Affiliates.

     10.13 Several Obligations of the Borrowers. The obligations of each of the Borrowers with respect to its Loans shall be several and none of the Borrowers shall be liable in respect of the Loans (or other amounts payable with respect to the Loans including but not limited to interest, costs, expenses or penalties) of any of the other Borrowers, provided, however that nothing in this
Section 10.13 shall in any way limit the obligations of the Borrower under the Guaranty.


                                   ARTICLE XI
                                    THE AGENT

     11.1  Appointment;  Nature  of  Relationship.  The First  National  Bank of
Chicago is hereby appointed by each of the Banks as its contractual representative (herein referred to as the "Agent") hereunder and under each other Loan Document, and each of the Banks irrevocably authorizes the Agent to act as the contractual representative of such Bank with the rights and duties expressly set forth herein and in the other Loan Documents. The Agent agrees to act as such contractual representative upon the express conditions contained in this Article XI. Notwithstanding the use of the defined term "Agent," it is expressly understood and agreed that the Agent shall not have any fiduciary responsibilities to any Bank by reason of this Agreement or any other Loan Document and that the Agent is merely acting as the contractual representative of the Banks with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Banks' contractual representative, the Agent (a) does not hereby assume any fiduciary duties to any of the Banks, (b) is a "representative" of the Banks within the meaning of
Section 9-105 of the Uniform Commercial Code and (c) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Banks hereby agrees to assert no claim against the Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Bank hereby waives.

     11.2 Powers. The Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Agent shall have no implied duties to the Banks, or any obligation to the Banks to take any action thereunder except any action specifically provided by the Loan Documents to be taken by the Agent.

     11.3 General Immunity. Neither the Agent nor any of its directors, officers, agents or employees shall be liable to any of the Borrowers, the Banks or any Bank for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except to the extent such action or inaction is determined in a final non-appealable judgment by a court of competent jurisdiction to have arisen from the gross negligence or willful misconduct of such Person.

     11.4 No Responsibility for Loans, Recitals, etc. Neither the Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (a) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (b) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document, including, without limitation, any agreement by an obligor to furnish information directly to each Bank; (c) the satisfaction of any condition specified in Article V, except receipt of items required to be delivered solely to the Agent; (d) the existence or possible existence of any Default or Event of Default; (e) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith; (f) the value, sufficiency, creation, perfection or priority of any Lien in any collateral security; or (g) the financial condition of any of the Borrowers or any guarantor of any of the Obligations or of any of the Borrowers' or any such guarantor's respective Subsidiaries. The Agent shall have no duty to disclose to the Banks information that is not required to be furnished by the Borrower to the Agent at such time, but is voluntarily furnished by the Borrower to the Agent (either in its capacity as Agent or in its individual capacity).

     11.5 Action on Instructions of Banks. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Banks, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Banks. The Banks hereby acknowledge that the Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement or any other Loan Document unless it shall be requested in writing to do so by the Required Banks. The Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Banks pro rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

     11.6 Employment of Agents and Counsel. The Agent may execute any of its duties as Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Banks, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Agent shall be entitled to advice of counsel concerning the contractual arrangement between the Agent and the Banks and all matters pertaining to the Agent's duties hereunder and under any other Loan Document.

     11.7 Reliance on Documents; Counsel. The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper Person or Persons, and, in respect to legal matters, upon the opinion of counsel selected by the Agent, which counsel may be employees of the Agent.

     11.8 Agent's Reimbursement and Indemnification. The Banks agree to reimburse and indemnify the Agent and Documentation Agent ratably in proportion to their respective Commitments (or, if the Commitments have been terminated, in proportion to their Commitments immediately prior to such termination) (a) for any amounts not reimbursed by each of the Borrowers for which the Agent is entitled to reimbursement by the Borrower under the Loan Documents, (b) for any other expenses incurred by the Agent on behalf of the Banks, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents (including, without limitation, for any expenses incurred by the Agent in connection with any dispute between the Agent and any Bank or between two or more of the Banks) and (c) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby (including, without limitation, for any such amounts incurred by or asserted against the Agent in connection with any dispute between the Agent and any Bank or between two or more of the Banks), or the enforcement of any of the terms of the Loan Documents or of any such other documents, provided that no Bank shall be liable for any of the foregoing to the extent any of the foregoing is found in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the Agent. The obligations of the Banks under this Section 11.8 shall survive payment of the Obligations and termination of this Agreement.

     11.9 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Agent has received written notice from a Bank or the Borrower referring to this Agreement describing such Default or Event of Default and stating that such notice is a "notice of default". In the event that the Agent receives such a notice, the Agent shall give prompt notice thereof to the Banks.

     11.10 Rights as a Bank. In the event the Agent or Documentation Agent is a Bank, the Agent or Documentation Agent, as applicable, shall have the same rights and powers hereunder and under any other Loan Document with respect to its Commitment and its Loans as any Bank and may exercise the same as though it were not the Agent or Documentation Agent, and the term "Bank" or "Banks" shall, at any time when the Agent or Documentation Agent is a Bank, unless the context otherwise indicates, include the Agent or Documentation Agent in its individual capacity. The Agent and Documentation Agent and their respective Affiliates may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Borrower or any of its Subsidiaries in which the Borrowers or such Subsidiary is not restricted hereby from engaging with any other Person.

     11.11 Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent, the Documentation Agent or any other Bank and based on the financial statements prepared by the Borrowers and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan Documents. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

     11.12 Successor Agent. The Agent may resign at any time by giving written notice thereof to the Banks and the Borrower, such resignation to be effective upon the appointment of a successor Agent or, if no successor Agent has been appointed, forty-five days after the retiring Agent gives notice of its intention to resign. The Agent may be removed at any time with or without cause by written notice received by the Agent from the Required Banks, such removal to be effective on the date specified by the Required Banks. Upon any such resignation or removal, the Required Banks shall have the right to appoint, on behalf of the Borrower and the Banks, a successor Agent. If no successor Agent shall have been so appointed by the Required Banks within thirty days after the resigning Agent's giving notice of its intention to resign, then the resigning Agent may appoint, on behalf of the Borrower and the Banks, a successor Agent. Notwithstanding the previous sentence, the Agent may at any time without the consent of the Borrowers or any Bank, appoint any of its Affiliates which is a commercial bank as a successor Agent hereunder. If the Agent has resigned or been removed and no successor Agent has been appointed, the Banks may perform all the duties of the Agent hereunder and the Borrowers shall make all payments in respect of the Obligations to the applicable Bank and for all other purposes shall deal directly with the Banks. No successor Agent shall be deemed to be appointed hereunder until such successor Agent has accepted the appointment. Any such successor Agent shall be a commercial bank having capital and retained earnings of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning or removed Agent. Upon the effectiveness of the resignation or removal of the Agent, the resigning or removed Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation or removal of an Agent, the provisions of this
Article XI shall continue in effect for the benefit of such Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Agent hereunder and under the other Loan Documents. In the event that there is a successor to the Agent by merger, or the Agent assigns its duties and obligations to an Affiliate pursuant to this Section 11.12, then the term "Corporate Base Rate" as used in this Agreement shall mean the prime rate, base rate or other analogous rate of the new Agent.

     11.13 Agents' Fee. The Borrower agrees to pay to the Agent, for its own account, and to the Documentation Agent, for its own account, the fees agreed to from time to time by the Borrower and the Agent or Documentation Agent, as applicable.

     11.14 Delegation to Affiliates. The Borrowers and the Banks agree that the Agent may delegate any of its duties under this Agreement to any of its Affiliates. Any such Affiliate (and such Affiliate's directors, officers, agents and employees) which performs duties in connection with this Agreement shall be entitled to the same benefits of the indemnification, waiver and other protective provisions to which the Agent is entitled under Articles X and XI.

     11.15  Documentation   Agent.  The  designation  of  Dresdner  Bank  AG  as
Documentation Agent shall not impose upon it any obligation or liability to the Borrower or any Bank.


                                   ARTICLE XII
                            SETOFF; RATABLE PAYMENTS

     12.1 Setoff. In addition to, and without limitation of, any rights of the Banks under applicable law, if the Borrower becomes insolvent, however evidenced, or any Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other Indebtedness at any time held or owing by any Bank or any Affiliate of any Bank to or for the credit or account of the Borrower may be offset and applied toward the payment of the Obligations owing to such Bank, whether or not the Obligations, or any part hereof, shall then be due.

     12.2 Sharing of Payments. The Banks agree among themselves that, in the event that any Bank shall obtain payment in respect of any Advance or any other obligation owing to the Banks under this Agreement through exercising a right of set-off, banker's lien, counterclaim or otherwise in excess of its ratable share of payments received by all of the Banks on account of the Advances and other Obligations (or if no Advances are outstanding, ratably according to the respective amounts of the Commitments), such Bank shall promptly purchase from the other Banks participations in such Advances and other Obligations in such amounts, and make such other adjustments from time to time, as shall be equitable to the end that all of the Banks share such payment in accordance with such ratable shares, provided that prior to the occurrence of a Default or an Event of Default each Bank shall be entitled to retain payments received by such Bank in accordance with Section 2.12 with respect to Transaction Loans made by such Bank and in accordance with Sections 3.1 or 3.2 with respect to Local Currency Loans made by such Bank. The Banks further agree among themselves that if payment to a Bank obtained by such Bank through exercising a right of set-off, banker's lien, counterclaim or otherwise as aforesaid shall be rescinded or must otherwise be restored, each Bank which shall have shared the benefit of such payment shall, by repurchase of participations theretofore sold, return its share of that benefit to each Bank whose payment shall have been rescinded or otherwise restored. The Borrower agrees that any Bank so purchasing such a participation may, to the fullest extent permitted by law, exercise all rights of payment, including set-off, banker's lien or counterclaim, with respect to such participation as fully as if such Bank were a holder of an Advance or other obligation in the amount of such participation. The Banks further agree among themselves that, in the event that amounts received by the Banks and the Agent hereunder are insufficient to pay all such obligations or insufficient to pay all such obligations when due, the fees and other amounts owing to the Agent in such capacity shall be paid therefrom before paying obligations owing to the Banks under this Agreement. Except as otherwise expressly provided in this Agreement, if any Bank or the Agent shall fail to remit to the Agent or any other Bank an amount payable by such Bank or the Agent pursuant to this Agreement on the date when such amount is due, such payments shall be made together with interest thereon from the date such amount is due until the date such amount is paid to the Agent or such other Bank at a rate per annum equal to the Federal Funds Effective Rate. It is further understood and agreed among the Banks and the Agent that if the Agent shall engage in any other transactions with the Borrower and shall have the benefit of any collateral or security therefor which does not expressly secure the obligations arising under this Agreement except by virtue of a so-called dragnet clause or comparable provision, the Agent shall be entitled to apply any proceeds of such collateral or security first in respect of the obligations arising in connection with such other transaction before application to the obligations arising under this Agreement.


                                  ARTICLE XIII
                BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS

     13.1 Successors and Assigns. (a) The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of the Borrowers and the Banks and their respective successors and assigns, except that (i) the Borrowers shall not have the right to assign their rights or obligations under the Loan Documents and (ii) any assignment by any Bank must be made in compliance with Section 13.3. Notwithstanding clause (ii) of this Section, any Bank may at any time, without the consent of the Borrowers or the Agent, assign all or any portion of its rights under this Agreement and any Note to a Federal Reserve Bank; provided, however, that no such assignment to a Federal Reserve Bank shall release the transferor Bank from its obligations hereunder. The Agent may treat the Person which made any Loan or which holds any Note as the owner thereof for all purposes hereof unless and until such Person complies with
Section 13.3 in the case of an assignment thereof or, in the case of any other transfer, a written notice of the transfer is filed with the Agent. Any assignee or transferee of the rights to any Loan or any Note agrees by acceptance of such transfer or assignment to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the owner of the rights to any Loan (whether or not a Note has been issued in evidence thereof), shall be conclusive and binding on any subsequent holder, transferee or assignee of the rights to such Loan.

          (b) To the extent applicable, any office, affiliate, branch or agency of a Bank shall be deemed a third party beneficiary of Article III of this Agreement with respect to Local Currency Facilities to which such affiliate, branch or agency is party.

     13.2 Participations.

          13.2.1 Permitted Participants; Effect. Any Bank may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Bank, any Note held by such Bank, any Bank's interest in any Facility Letter of Credit Obligation, any Commitment of such Bank or any other interest of such Bank under the Loan Documents. In the event of any such sale by a Bank of participating interests to a Participant, such Bank's obligations under the Loan Documents shall remain unchanged, such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, such Bank shall remain the owner of its Loans and the holder of any Note issued to it in evidence thereof for all purposes under the Loan Documents, all amounts payable by the Borrowers under this Agreement shall be determined as if such Bank had not sold such participating interests, and the Borrowers and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under the Loan Documents.

          13.2.2. Voting Rights. Each Bank shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver with respect to any Loan or Commitment in which such Participant has an interest which forgives principal, interest or fees or reduces the interest rate or fees payable with respect to any such Loan or Commitment, extends the Maturity Date or the Revolving Credit Termination Date, postpones any date fixed for any regularly-scheduled payment of principal of, or interest or fees on, any such Loan or Commitment, permits any Facility Letter of Credit to have an expiry date beyond the Revolving Credit Termination Date or releases the Guaranty.

          13.2.3. Benefit of Setoff. The Borrowers agree that each Participant shall be deemed to have the right of setoff provided in Section 12.1 in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Bank under the Loan Documents, provided that each Bank shall retain the right of setoff provided in Section 12.1 with respect to the amount of participating interests sold to each Participant. The Banks agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 12.1, agrees to share with each Bank, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section 12.2 as if each Participant were a Bank.

     13.3 Assignments.

          13.3.1. Permitted Assignments. Any Bank may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents. Such assignment shall be substantially in the form of Exhibit H or in such other form as may be agreed to by the parties thereto. The consent of the Borrower and the Agent shall be required prior to an assignment becoming effective with respect to a Purchaser which is not a Bank or an Affiliate thereof; provided, however, that if a Default has occurred and is continuing, the consent of the Borrower shall not be required. Such consent shall not be unreasonably withheld or delayed. Each such assignment shall (unless each of the Borrower and the Agent otherwise consents) be in an amount not less than the lesser of (i) $5,000,000 or (ii) the remaining amount of the assigning Bank's Commitment (calculated as at the date of such assignment).

          13.3.2. Effect; Effective Date. Upon (a) delivery to the Agent of a notice of assignment, substantially in the form attached as Exhibit I to Exhibit J (a "Notice of Assignment"), together with any consents required by Section 13.3.1, and (b) payment by the transferor Bank of a $3,000 fee to the Agent for processing such assignment, such assignment shall become effective on the effective date specified in such Notice of Assignment. The Notice of Assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Commitment and Loans under the applicable assignment agreement are "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under the Loan Documents will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Bank party to this Agreement and any other Loan Document executed by or on behalf of the Banks and shall have all the rights and obligations of a Bank under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrower, the Banks or the Agent shall be required to release the transferor Bank with respect to the percentage of the Aggregate Commitment and Loans assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this Section 13.3.2, the transferor Bank, the Agent and the Borrowers shall, if the transferor Bank or the Purchaser desires that its Loans be evidenced by Notes, make appropriate arrangements so that new Notes or, as appropriate, replacement Notes are issued to such transferor Bank and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their respective Commitments, as adjusted pursuant to such assignment.

     13.4 Dissemination of Information. The Borrowers authorize each Bank to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Bank's possession concerning the creditworthiness of the Borrowers and their respective Subsidiaries, including without limitation any information contained in any Reports; provided that each Transferee and prospective Transferee agrees to be bound by Section 10.10 of this Agreement.

     13.5 Tax Treatment. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor Bank shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 4.5(d).


                                   ARTICLE XIV
                                     NOTICES

     14.1 Notices. (a) Except as otherwise provided by Section 2.14, all notices, requests and other communications to any party hereunder shall be in writing (including electronic transmission, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of any of the
Borrowers  at  414  East  40th  Street,  Holland,   Michigan  49423,  Attention:
Treasurer, Facsimile No. (616) 786-5690, (y) in the case of the Agent or any Bank, at its address or facsimile number set forth below its signature hereto or
(z) in the case of any party, at such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Agent and the Borrower in accordance with the provisions of this Section 13.1. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, or (iii) if given by any other means, when delivered (or, in the case of electronic transmission, received) at the address specified in this Section; provided that notices to the Agent under
Article II shall not be effective until received.

     14.2 Change of Address. The Borrowers, the Agent and any Bank may each change the address for service of notice upon it by a notice in writing to the other parties hereto.

                                   ARTICLE XV
                                  COUNTERPARTS

     This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when it has been executed by the Borrowers, the Agent and the Banks and each party has notified the Agent by facsimile transmission or telephone that it has taken such action.

                                   ARTICLE XVI
          CHOICE OF LAW; CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL

     16.1 CHOICE OF LAW. THE LOAN DOCUMENTS (OTHER THAN THOSE CONTAINING A CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

     16.2 CONSENT TO JURISDICTION. THE BORROWERS HEREBY IRREVOCABLY SUBMIT TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR ILLINOIS STATE COURT SITTING IN CHICAGO, ILLINOIS IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE BORROWERS HEREBY IRREVOCABLY AGREE THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVE ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE AGENT OR ANY BANK TO BRING PROCEEDINGS AGAINST THE BORROWERS IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY ANY OF THE BORROWERS AGAINST THE AGENT OR ANY BANK OR ANY AFFILIATE OF THE AGENT OR ANY BANK INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN CHICAGO, ILLINOIS.

     16.3 WAIVER OF JURY TRIAL. THE BORROWERS, THE AGENT AND EACH BANK HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY

ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

                                       DONNELLY CORPORATION


                                       By:  _____________________________
                                            Name: William R. Jellison
                                            Its: Vice President of Financial
                                                  Operations


                                       DONNELLY HOHE GmbH & CO. KG


                                       By:  _____________________________
                                            Name:
                                            Its:

                                       By:
                                      Name:
                                      Its:


Address for Notices:                      THE FIRST NATIONAL BANK OF
One First National Plaza                  CHICAGO, individually and as Agent
Mail Suite 0088
Chicago, IL  60670-0088
Attn: _______________________             By: ____________________________
Facsimile No. (312) 732-5161                   Name:
Commitment Amount $35,000,000                  Its:



Address for Notices:                       DRESDNER BANK AG, individually and as
190 South LaSalle Street                   Documentation Agent
Suite 2700
Chicago, Illinois  60603
Attn: Patricia Besser and John Otterberg
Facsimile No. (312) 444-1192
Commitment Amount $35,000,000             By: _____________________________
                                              Name:
                                              Its:

Address for Notices:                      SOCIETE GENERALE,
181 West Madison Street                   CHICAGO BRANCH
Suite 3400
Chicago, Illinois 60602
Attn: Joseph A. Philbin
Facsimile No. (312) 578-5099
Commitment Amount $25,000,000             By: _____________________________
                                              Name:
                                              Its:


Address for Notices:                      COMERICA BANK
------------------------
------------------------
------------------------
Attn:________________________
Facsimile No. (      ) ___-_____
Commitment Amount $20,000,000              By: _____________________________
                                               Name:
                                               Its:


Address for Notices:                                  NATIONSBANK, N.A.
------------------------
------------------------
------------------------
Attn:_________________________
Facsimile No. (     ) ___-_____
Commitment Amount $15,000,000              By: _____________________________
                                               Name:
                                               Its:


Address for Notices:                        DEUTSCHE GENOSSENSHAFT BANK,
609 Fifth Avenue                            CAYMAN ISLAND BRANCH
New York, New York 10017-1021
Attn: Ed Thome
Facsimile No. (212) 745-1422
Commitment Amount $15,000,000               By: _____________________________
                                                Name:
                                                Its:

Address for Notices:                         THE NORTHERN TRUST COMPANY
50 South LaSalle Street
Floor B-2
Chicago, Illinois 60675
Attn: Division Head - Division 1
Facsimile No. (312) 444-7028
Commitment Amount $15,000,000                By: _____________________________
                                                 Name: Brian Beitz
                                                 Its:     Vice President