Form 10-Q/A
period 1997-09-27
DONNELLY CORP
filed 1997-11-19
CIK 805583

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

5,495,782 shares of Class A Common Stock and 4,440,974 shares of Class B Common Stock were outstanding as of October 31, 1997.

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

                                           DONNELLY CORPORATION
                                           Registrant




Date:  November 19, 1997                   /s/ J. Dwane Baumgardner
                                           J. Dwane Baumgardner
                                           (Chairman, Chief Executive
                                           Officer, and President)



Date:  November 19, 1997                   /s/ William R. Jellison
                                           William R. Jellison
                                           (Vice President, Corporate
                                           Controller, and Treasurer)