Form 10-Q
period 1997-12-27
DONNELLY CORP
filed 1998-02-10
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended December 27, 1997 Commission File Number 1-9716

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

5,591,803 shares of Class A Common Stock and 4,365,783 shares of Class B Common Stock were outstanding as of January 31, 1998.

DONNELLY CORPORATION

INDEX


                                                                            Page
                                                                       Numbering

PART 1. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Combined Consolidated Balance Sheets
          - December 27, 1997 and June 28, 1997                                3
          Condensed Combined Consolidated Statements of Income
          - Three months and six months ended December 27, 1997                4
          and December 28, 1996
          Condensed Combined Consolidated Statements of Cash Flows
          - Six months ended December 27, 1997 and December 28, 1996           5
          Notes to Condensed Combined Consolidated Financial Statements      6-8

     Item 2.  Management's  Discussion and Analysis of Results
              of Operations and Financial Condition                         9-14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                15

     Item 4. Submission of Matters to a Vote of Security Holders              16

     Item 6. Exhibits and Reports on Form 8-K                                 16

     Signatures                                                               17

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                                          December 27,           June 28,
In thousands                                                                 1997                 1997
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                   $5,783                 $8,568
Accounts receivable, less allowance of $949 and $1064                       69,647                 67,850
Inventories                                                                 43,226                 42,484
Prepaid expenses and other current assets                                   32,671                 33,738
                                                                 -----------------      -----------------
     Total current assets                                                  151,327                152,640
Property, plant and equipment                                              290,028                286,451
Less accumulated depreciation                                              124,699                121,327
                                                                 -----------------      -----------------
     Net property, plant and equipment                                     165,329                165,124
Investments in and advances to affiliates                                   18,834                 15,487
Other assets                                                                23,100                 25,042
                                                                 -----------------      -----------------
     Total assets                                                         $358,590               $358,293
                                                                 =================      =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts and notes payable                                                 $57,950                $76,392
Other current liabilities                                                   44,091                 39,257
                                                                 -----------------      -----------------
     Total current liabilities                                             102,041                115,649
Long-term debt, less current maturities                                    128,343                122,798
Deferred income taxes and other liabilities                                 29,872                 25,674
                                                                 -----------------      -----------------
     Total liabilities                                                     260,256                264,121
                                                                 -----------------      -----------------
Minority interest                                                              726                    345
Preferred stock                                                                531                    531
Common stock                                                                   998                    991
Other shareholders' equity                                                  96,079                 92,305
                                                                 -----------------      -----------------
     Total shareholders' equity                                             97,608                 93,827
                                                                 -----------------      -----------------
     Total liabilities and shareholders' equity                           $358,590               $358,293
                                                                 =================      =================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                        Three Months Ended                              Six Months Ended
                                              December 27,     December 28,   December 27,   December 28,
In thousands except share data                   1997             1996            1997           1996
Net sales .................................   $  194,800       $  188,037     $  359,976     $  301,437
Cost of sales .............................      161,713          153,266        299,189        243,518
        Gross profit ......................       33,087           34,771         60,787         57,919
Operating expenses:
Selling, general and administrative .......       17,412           17,723         32,677         28,810
Research and development ..................        9,297            8,448         18,642         15,567
        Gain on restructuring of business
        Operating income ..................        6,378            8,600          9,468         13,542
Non-Operating (income) expenses:
Interest expense ..........................        2,290            3,034          4,694          4,991
Royalty income ............................         -170             -672           -272          -1081
Interest income ...........................         -166             -342           -277           -414
Gain on sale of equity investment .........       -4,598                0         -4,598              0
Other (income) expense, net ...............         -175           -1,292             12           -975
        Income before taxes on income .....        9,197            7,872          9,909         11,021
Taxes on income ...........................        3,733            2,972          3,748          4,143
        Income before minority interest and
                equity earnings ...........        5,464            4,900          6,161          6,878
Minority interest in net (income) loss of
        subsidiaries ......................         -111             -594            234           -594
Equity in losses of affiliated companies ..         -184             -389           -240           -645
Net income ................................   $    5,169       $    3,917     $    6,155     $    5,639
Per share of common stock:
        Basic net income per share ........   $        1       $        0     $        1     $        1

        Diluted net income per share ......   $        1       $        0     $        1     $        1

        Cash dividends declared ...........   $        0       $        0     $        0     $        0

        Average common shares outstanding .    9,940,564        9,822,503      9,916,545      9,809,136

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended
                                                            December 27,       December 28,
In thousands                                                    1997            1996
OPERATING ACTIVITIES
Net income ...............................................   $  6,155         $ 5,639
Adjustments to reconcile net income to net cash from (for)
operating activities:
Depreciation and amortization ............................     12,034           9,443
(Gain) loss on sale of property and equipment ............         71            -805
Gain on sale of affiliate stock ..........................     -4,598            -872
Deferred pension cost and postretirement benefits ........      2,709           2,744
Deferred income taxes ....................................     -1,015          -1,709
Minority interest income (loss) ..........................       -569           1,201
Equity in losses of affiliated companies .................        240           1,032
Restructuring gain
Changes in operating assets and liabilities:
Sale of accounts receivable ..............................        498          31,957
Repayment of accounts receivable .........................          0               0
Accounts receivable ......................................     -3,669         -19,887
Inventories ..............................................     -3,012          -4,440
Prepaid expenses and other current assets ................     -2,362          -1,344
Accounts payable and other current liabilities ...........    -11,183          11,538
Other ....................................................     -2,555            -889
        Net cash from (for) operating activities .........     -7,256          33,608
INVESTING ACTIVITIES
Capital expenditures .....................................    -22,413         -11,497
Proceeds from sale of property and equipment .............        435           3,132
Investments in and advances to equity affiliates .........       -138          -4,567
Repayments on advances to equity affiliates ..............        248               0
Proceeds from sale of affiliated stock ...................     11,067             974
Change in unexpended bond proceeds .......................          0              47
Cash increase due to consolidation of subsidiary .........          0           9,963
Other ....................................................       -322            -739
        Net cash for investing activities ................    -11,123          -2,687
FINANCING ACTIVITIES
Proceeds from long-term debt .............................     17,711               0
Repayments on long-term debt .............................       -430         -19,812
Resources provided by minority interest
Common stock issuance ....................................        800             322
Dividends paid ...........................................     -2,006          -1,594
Other ....................................................       -218               0
        Net cash from (for) financing activities .........     15,857         -21,084
Effect of foreign exchange rate changes on cash ..........       -263            -346
(Decrease) increase in cash and cash equivalents .........     -2,522           9,837
Cash and cash equivalents, beginning of period ...........      8,568           1,303
Cash and cash equivalents, end of period .................   $  5,783         $10,794

The accompanying notes are an integral part of these statements.

                              DONNELLY CORPORATION
         NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                December 27, 1997

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 27, 1997, should not be considered indicative of the results that may be expected for the year ended June 27, 1998. The combined consolidated balance sheet at June 28, 1997, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 28, 1997.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30. Accordingly, each quarter ends on the Saturday closest to the calendar quarter end. Both the quarters ended December 27, 1997, and December 28, 1996, included 13 weeks.


NOTE B---INVENTORIES

Inventories consist of:
   (In thousands)                                  December 27,       June 28,
                                                       1997            1997
FIFO and average cost:
  Finished products and work in process               17,341          16,675
  Raw materials                                       25,885          25,809
                                                   $  43,226       $  42,484

Note C---Earnings per Share

Effective December 27, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement No. 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128.

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                        Three Months Ended                        Six Months Ended
                                             ----------------------------------------   -------------------------------------
                                                December 27,         December 28,          December 27,       December 28,
                                                    1997                 1996                  1997               1996
                                             ------------------------------------------ -------------------------------------
Net income                                            $5,169,000           $3,917,000           $6,155,000         $5,639,000
Less:  Preferred stock dividends                         (9,959)              (9,959)             (19,918)            (19,918)
                                             ------------------- --------------------   ------------------  -----------------
Income available to common
   stockholders                                        5,159,041            3,907,041            6,135,082          5,619,082

Plus:  Effect of dilutive stock
   options                                                39,278               50,027               35,761             35,761
                                             ------------------- --------------------   ------------------  -----------------
Income available to common
   stockholders plus effect from
   assumed exercise of stock options                  $5,198,319           $3,957,068           $6,170,843         $5,654,843
                                             =================== ====================   ==================  =================

Weighted-average shares                                9,940,564            9,822,503            9,916,545          9,809,136
Plus:  Effect of dilutive stock
   options                                               154,174              197,497              146,588            169,137
                                             ------------------- --------------------   ------------------  -----------------
Adjusted weighted-average
   shares                                             10,094,738           10,020,000           10,063,133          9,978,273
                                             =================== ====================   ==================  =================

Basic earnings per share                          $         0.52       $         0.40       $         0.62     $         0.57
                                             =================== ====================   ==================  =================

Diluted earnings per share                        $         0.51       $         0.39       $         0.61     $         0.57
                                             =================== ====================   ==================  =================

NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                               Six  Months Ended
(In thousands)                                             December 27,    December 28,
                                                              1997            1996
Cash paid during the period for:
     Interest ...........................................   $5,244         $5,424
     Income taxes .......................................   $  480         $5,175

Non-Cash investing activities:
     Transfer of non-cash net assets to equity-method....   $7,622         $ --
     affiliate (See Note E)

NOTE E---INVESTMENTS IN AND ADVANCES TO AFFILIATES

On November 3, 1997, the Company formed Lear-Donnelly Overhead Systems, L.L.C. ("Lear-Donnelly"), a 50% owned joint venture with Lear Corporation ("Lear"), based in Southfield, Michigan, one of the world's largest independent automotive suppliers. Lear- Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ("products"). Lear and Donnelly each contributed certain technologies, assets and liabilities for the creation of the joint venture. The Company transferred net assets of $7.6 million associated with its interior trim and lighting businesses, including $10 million of debt, to the Lear-Donnelly joint venture for its 50% interest in Lear- Donnelly.

Lear-Donnelly manufactures products for sale to both Donnelly and Lear, who are responsible for the customer sales efforts to the original equipment manufacturers. Because existing and certain future contracted sales are to be retained by the Company, the Company's net sales levels will remain unchanged. The existence of the joint venture will not significantly impact the comparability of net income of the Company from period to period. However, due to the supply agreement between Lear- Donnelly and the parent companies and the related net earnings of the joint venture being accounted for under the equity method, the Company's gross profit and operating margins are expected to be unfavorably impacted.

In the second quarter of 1997, the Company sold its 50% interest in Applied Films Corporation ("AFC") located in Boulder, Colorado. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related fees, and recognized a one-time pretax gain of approximately $4.6 million, or $0.22 per share after tax. AFC is primarily a manufacturer of thin-film glass coatings and related production equipment used in the production of liquid crystal displays. The Company sold all of its shares in AFC during an initial public offering that was completed in November.


NOTE F---GLOBAL REVOLVER

In  September   1997,  the  Company  entered  into  an  unsecured  $160  million multi-currency global revolving credit agreement to meet the financing needs of Donnelly Corporation and its majority owned, controlled subsidiaries. This multi-currency revolving credit agreement replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsch Mark revolving Eurocredit loan agreement. Borrowings under this agreement bear interest, at the election of the Company, at a floating rate equal to (i) the Federal Funds Funding rate plus .385% to .875% or (ii) the Eurodollar rate plus
 .185% to .675% based on specific financial ratios of the Company. The Company's initial borrowings under the agreement bear interest at a floating rate of approximately 3.5-4.0% per annum when borrowed in German Marks and 5.7-6.0% per annum when borrowed in U.S. Dollars. This new revolving credit agreement terminates in September 2004, with an opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

Item 2.

                      DONNELLY CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              SECOND QUARTER REPORT
                   FOR THE SIX MONTHS ENDED DECEMBER 27, 1997

On November 3, 1997, the Company formed Lear-Donnelly Overhead Systems, L.L.C. ("Lear-Donnelly"), a 50% owned joint venture with Lear Corporation ("Lear"), based in Southfield, Michigan, one of the world's largest independent automotive suppliers. Lear- Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ("products"). Lear and Donnelly each contributed certain technologies, assets and liabilities for the creation of the joint venture. The Company transferred net assets of $7.6 million associated with its interior trim and lighting businesses, including $10 million of debt, to the Lear-Donnelly joint venture for its 50% interest in Lear- Donnelly.

Lear-Donnelly manufactures products for sale to both Donnelly and Lear, who are responsible for the customer sales efforts to the original equipment manufacturers. Because existing and certain future contracted sales are to be retained by the Company, the Company's net sales levels will remain unchanged. The existence of the joint venture will not significantly impact the comparability of net income of the Company from period to period. However, due to the supply agreement between Lear- Donnelly and the parent companies and the related net earnings of the joint venture being accounted for under the equity method, the Company's gross profit and operating margins are expected to be unfavorably impacted.

On February 3, 1998, the Company reached a final settlement with Happich Fahrzeug- Innausstaltung GmbH ("Happich") regarding Happich's withdrawal from Donnelly Happich Technology, Inc. ("DHT"), a joint venture for the production of interior trim components. See Part II, Item 1 for a more detailed discussion. As a result of the settlement, the Company owns 100% of DHT (rather than 60%), resulting in charges against earnings for all start-up costs of DHT, as opposed to 60% if the joint venture continued. However, the Company also received payments from Happich for past and future damages and for costs incurred as a result of Happich's withdrawal from DHT which offset the additional start-up costs, resulting in a positive impact on net income in the first and second quarters.

In the second quarter of 1997, the Company acquired a controlling interest in the general partner of Donnelly Hohe, and therefore, began consolidating the financial statements of Donnelly Hohe with those of the Company. Prior to acquiring control of the general partner, the Company's investment in Donnelly Hohe was accounted for using the equity method. Because the Company's limited partnership interest has remained unchanged, the impact on net income has remained unchanged for each period reported.

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of or for a period ended on a particular date include Donnelly Hohe's financial statements as of or for a period ended approximately one month before that date. Accordingly, the Company's financial statements for the period ended

December 27, 1997, consolidate Donnelly Hohe's financial statements for the period ended November 30, 1997.

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

RESULTS OF OPERATIONS

Net sales were $194.8 million in the second quarter of 1998 compared to $188.0 million for the second quarter of 1997. For the six month period, net sales were $360.0 million and $301.4 million for 1998 and 1997, respectively, an increase of 19.4% which is primarily attributed to the consolidation of Donnelly Hohe. Excluding the consolidation of Donnelly Hohe, consolidated net sales for the first half of 1998 increased only moderately compared to 1997.

Net sales for the Company's North American operations increased by approximately 11.3% and 9.5% in the second quarter and first half of 1998 compared to 1997, respectively. The increase was primarily due to programs launched in 1997 running at full production volumes and new product introductions in the modular window, door handle and interior trim product lines. North American car and light truck build increased approximately 6 percent and 3 percent for the second quarter and six-month period, respectively. Net sales for the Company's European operations were slightly higher in the second quarter of 1998 compared to 1997 as reported in the local currencies for these operations. However, due to the increased strength of the dollar to the Deutsch Mark, Irish Punt and French Franc from the three month period in 1998 to the same period in 1997, the reported consolidated net sales for the Company's European operations decreased by over 7%. European net sales increased by approximately 43% in the first half of 1998 from 1997 due to the consolidation of Donnelly Hohe. In the first half of 1998, the Company's European operations were at the same level as 1997, excluding the consolidation of Donnelly Hohe.

Gross profit margin for the second quarter of 1998 was 17.0% compared to 18.5% for the second quarter of 1997. The Company's North American gross profit margins for the three and six month periods were lower compared to the same periods in 1997 primarily due to the formation of the Lear-Donnelly joint venture, costs associated with the ramp-up of the Donnelly Optics business and an unfavorable product mix. The favorable arbitration award associated with DHT offset excess costs on the visor program in the first and second quarters and improved margins slightly. Some of the excess costs are expected to continue in the future. The Company's European gross profit in the second quarter and first six months of 1998 were lower compared to the same period in 1997 due to an unfavorable product mix, continued pricing pressures and operational variances at the Company's Irish and German operations.

Selling, general and administrative expenses decreased from 9.4% of net sales in the second quarter of 1997 to 8.9% of net sales for the same period of 1998 primarily due to the formation of the Lear-Donnelly joint venture. These costs are lower as a percent to sales due to certain general and administrative expenses to support the interior trim and lighting business transferring to the joint venture, which is accounted for under the equity method, and recovery of legal costs associated with the Happich arbitration award. Selling, general, and administrative expenses were 9.1% of net sales for the first six months of 1998 compared to 9.6% for the same period last year. Discount fees of $1.1 million associated with asset securitization entered into in November 1996 are also included in selling, general and administrative expenses for the six month period ending December 27, 1997.

Research and development expenses for the second quarter of 1998 were 4.8% of net sales compared to 4.5% of net sales for the second quarter of 1997 and were 5.2% of net sales for the first six months of both 1998 and 1997. The Company expects research and development expenses to be approximately 4.5% to 5.0% of net sales, which is lower than in the past, primarily due to the transfer of direct expenses to support the interior trim and lighting business to the Lear-Donnelly joint venture, which is being accounted for under the equity method, and due to the consolidation of Donnelly Hohe.

The Company's operating income was $6.4 million in the second quarter of 1998, down from $8.6 million in 1997 and for the six month period was $9.5 million, down from $13.5 million in 1997. The Company's North American operating income was lower as a percent to sales for the three and six month period primarily due to losses associated with the start-up of Donnelly Optics and an unfavorable product mix. A favorable arbitration award associated with DHT offset excess costs on the visor program in the first and second quarters and improved margins slightly. Some of the excess costs are expected to continue in the future. The formation of the Lear-Donnelly joint venture did not have a significant impact on the Company's North American operating income. The Company's European operating income was unfavorably impacted for the quarter by an unfavorable product mix, competitive pricing pressures and operational problems at the Company's Irish and German operations. In Germany, plans for restructuring the operations have been delayed due to the change in management at Donnelly Hohe. A modified restructuring plan will be implemented over the second half of 1998.

Interest expense was $2.3 million in the second quarter of 1998 compared to $3.0 million for the second quarter of 1997. Interest expense was lower primarily due to lower average debt during the quarter compared to the same period last year and favorable interest rates. In the second quarter of 1997, the Company entered into an agreement to sell an interest in a defined pool of trade accounts receivable. As of the Company's Consolidated Balance Sheet dated December 27, 1997, a $43.5 million interest in accounts receivable was sold under this agreement, with proceeds used to reduce revolving lines of credit. The discount expense associated with this transaction is included in selling, general and administrative expenses.

In the second quarter of 1997, the Company recognized a one-time pretax gain of approximately $4.6 million, or $0.22 per share after tax, from the sale of its 50% interest in Applied Films Corporation ("AFC") located in Boulder, Colorado. The Company sold all of its shares in AFC during an initial public offering that was completed in November. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related fees.

The Company's effective tax rate was 40.6% and 37.8% for the three and six month periods ending December 27, 1997, respectively. This compares to 37.8% and 37.6% for the same respective periods last year. The increase in the effective tax rate for the second quarter is primarily due to taxes on undistributed earnings associated with the Company's sale of AFC.

Minority interest in net income (loss) of subsidiaries was $0.1 million in the second quarter of 1998 compared to $0.6 million in the second quarter of 1997 and ($0.2) million and $0.6 million in the first half of 1998 and 1997, respectively. Equity in losses of affiliated companies was $0.2 million in the second quarter of 1998 compared to $0.4 million for the same period in 1997 and $0.2 million and $0.6 million in the first half of 1998 and 1997, respectively. In the first quarter of 1997 the Company accounted for its investment in Donnelly Hohe under the equity method of accounting. The formation of the Lear-Donnelly joint venture did not have a significant impact on the Company's equity earnings for the three or six month period.

Net income was $5.2 million in the second quarter of 1998 compared to $3.9 million the previous year and $6.2 million and $5.6 million for the first six months of 1998 and 1997, respectively. Net income for the three and six month periods included a $2.2 million net gain after taxes associated with the sale of AFC. Net income from operations was lower for the three-month and six-month period primarily due to lower operating margins as a percent to sales in the Company's North American operations, operating losses at Donnelly Optics due to the ramp-up of this business, higher research and development expenses and continued operating issues and pricing pressures in the Company's European operations. The Company recognized a net gain of approximately $.7 million in the second quarter and $1.2 million in the first half of 1998 associated with the cash settlement following a favorable interim DHT arbitration award granted to the Company on July 31, 1997. This expected cash settlement was based upon recovery of past and future losses and the recovery of litigation costs. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1997 to 1998 for the second quarter or the six month period.

The Company continues to focus on implementing plans during 1998 to improve financial performance over 1997 levels. However, the delays in implementing improvements in Germany, operational difficulties in Ireland and the investments required for Donnelly Optics are placing considerable pressure on financial goals for the Company.

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company entered into a new unsecured $160 million multi-currency global revolving credit agreement to meet the financing needs of Donnelly Corporation and its majority owned, controlled subsidiaries. This multi-currency revolving credit agreement replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsch Mark revolving Eurocredit loan agreement. Borrowings under this agreement bear interest, at the election of the Company at a floating rate equal to (i) the Federal Funds Funding rate plus .385% to .875% or (ii) the Eurodollar rate plus
 .185% to .675% based on specific financial ratios of the Company. The Company's initial borrowings under the agreement bear interest at a floating rate of approximately 3.5-4.0% per annum when borrowed in Deutsch Marks and 5.7-6.0% per annum when borrowed in U.S. Dollars. This new revolving credit agreement terminates in September 2004, with an opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $49.1 million in the Company's Combined Consolidated Balance Sheet at December 27, 1997, compared to no borrowings against the Company's $80 million bank revolving credit agreement and borrowings of $33.4 million on the Company's 75 million Deutsch Mark (approximately $41 to $45 million) credit agreement in the Company's Combined Consolidated Balance Sheet at June 28, 1997. These credit agreements were replaced by the $160 million revolver in September 1997. The Company's long-term borrowing increased by $4.5 million from June 28, 1997, to December 27, 1997, primarily to support capital expenditures and working capital requirements for the period, offset by proceeds associated with the sale of the Company's investment in AFC and the transfer of debt to the Lear-Donnelly joint venture.

The Company's current ratio was 1.5 and 1.3 at December 27, 1997, and June 28, 1997, respectively. Working capital was $49.3 million at December 27, 1997, compared to $37.0 million at June 28, 1997.

The increase in working capital at December 27, 1997, was primarily due to a decrease in accounts payable for the period compared to the period ended June 28, 1997. Accounts payable at June 28, 1997, was higher than normal due to the timing of payments on account at this date.

Capital expenditures for the first six months of 1998 and 1997 were $22.4 and $11.5 million, respectively. Capital spending in 1998 is expected to be higher compared to the previous year due to the consolidation of Donnelly Hohe for the entire twelve month period and new business in diffractive optics and electrochromic mirrors and implementation of new manufacturing, distribution and administrative systems in North America and Europe. 1998 capital spending also includes expenditures on assets for the interior lighting and trim business through November 3, 1997.

The Company believes that its long term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under the Company's existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company.

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

The Company utilizes interest rate swaps and foreign exchange contracts, from time to time, to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material.

"Safe Harbor" Provisions

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward- looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers and (iv) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

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

SFAS Nos. 130 and 131 are effective for financial statements for fiscal years beginning after December 15, 1997, and require comparative information for earlier years to be restated. Management has not yet fully evaluated the impact, if any, they may have on future financial statement disclosures. However, results of operations and financial position will be unaffected by implementation of these new standards.

No other recently issued accounting standards are expected to have a material impact on the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. ("Midwest") filed a lawsuit against the Company in Cook County, Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products business. The litigation has been removed to the Federal District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products business had been reached, and has filed its lawsuit in an attempt to compel the Company to proceed with the sale or to pay Midwest damages. On August 28, 1997, the court granted the Company's motion to dismiss one of three counts and on February 5, 1998, the court granted the Company's motion for summary judgment on the remaining two counts. Management believes that the claim by Midwest will be resolved without a material effect on the Company's financial condition or results of operations and liquidity.

In June 1994, the Company entered into a joint venture with Happich Fahrzeug-InnausstaHung GmbH of Germany ("Happich") to manufacture and sell sun visors, grab handles and other interior parts in North America. In 1995, when the joint venture was at an early stage of its development, Happich expressed its desire to terminate the joint venture. The parties had been engaged in arbitration over the terms of the joint venture termination since July 29, 1996. On July 31, 1997, the Company was granted an interim arbitration award favorable to the Company. On February 3, 1998, the Company reached a final settlement with Happich on all outstanding issues. As a result of the settlement, the Company owns 100% of the former joint venture, received payment for damages and costs incurred and entered into other agreements with respect to certain technology and the supply of parts.

The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held October 17, 1997, the shareholders voted on various proposals presented in the Company's 1997 definitive proxy statement. The results of the votes follow:

I.       Proposal to elect ten (10) directors, each for a term of one year:

1.        Class A Common Stock        For               Against         Withheld
          John A. Borden              4,715,241                           10,907
          R. Eugene Goodson           4,716,783                            9,365
          Donald R. Uhlmann           4,715,783                           10,365

          Class B Common Stock
          Dwane Baumgardner           38,523,040                               0
          Arnold F. Brookstone        38,523,040                               0
          B. Patrick Donnelly, III    38,523,040                               0
          Joan E. Donnelly            38,523,040                               0
          Thomas E. Leonard           38,523,040                               0
          Gerald T. McNeive           38,523,040                               0
          Rudolph B. Pruden           38,523,040                               0

2. A proposal to adopt the Donnelly Corporation 1997 Employee Stock Option Plan (the "Plan"). The proposal was carried and the Plan was approved with 41,863,245 shares voting for, 876,249 shares voting against and 509,694 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 10.1 Lear-Donnelly Overhead Systems, L.L.C. Operating Agreement dated November 1, 1997.

Exhibit 10.2 The Donnelly Corporation 1997 Employee Stock Option Plan was filed as part of a Registration Statement on Form S-8 on November 25, 1997, (Registration No. 333-40987) as Exhibit 4, and the same is hereby incorporated herein by reference.

Exhibit 27     Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                 DONNELLY CORPORATION
                                                 Registrant




Date:    February 10, 1997                       /s/ J. Dwane Baumgardner
                                                 J. Dwane Baumgardner
                                                 (Chairman, Chief Executive
                                                 Officer, and President)



Date:   February 10, 1997                        /s/ William R. Jellison
                                                 William R. Jellison
                                                 (Vice President, Corporate
                                                 Controller, and Treasurer)

                               OPERATING AGREEMENT
                                       OF
                     LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.


     THIS OPERATING AGREEMENT is made and entered into as of the lst day of November, 1997, by and between Lear Corporation, a Delaware corporation ("Lear"), Automotive Industries Manufacturing, Inc., a Delaware corporation and wholly-owned subsidiary of Lear ("AIM") and Donnelly Corporation, a Michigan corporation ("Donnelly"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in Article XII hereof.

                                   ARTICLE I.
                                    Formation

     1.1 Background. Lear and Donnelly have been involved in the designing, engineering, manufacturing, sales, marketing and servicing of Products and have particular expertise and technical know-how with respect to the Products. The Members desire to operate the Company for the purpose of designing, engineering, manufacturing, marketing, selling and servicing of Products in the United States and other countries worldwide, as may be agreed upon by the Members (the "Business").

     1.2 Formation. On or before Closing, the Company will be formed pursuant to the Michigan Limited Liability Company Act (the "Act") in accordance with the terms and conditions of its Articles of Organization. Upon the request of the Board of Directors of the Company or as required by law, the Members shall promptly execute all amendments of the Articles of Organization and all other documents and take all such other actions as may be necessary or advisable to enable the Company to accomplish all filing, recording, publishing and other ministerial acts necessary or appropriate to comply with all requirements for the formation and continued operation of the Company under the Act.

     1.3 Intent. It is the intent of the Members that the Company be operated in a manner consistent with its treatment as a "partnership" for federal and state income tax purposes. No Member shall take any action inconsistent with the express intent of the Members as set forth herein.

     1.4    Participating    Percentages.    The    participating    percentages
("Participating Percentages") of the Members in the Company are as follows:

                    Member                             Participating Percentage

                    Donnelly                                    50%
                    Lear and AIM(jointly owned)                 50%

                                   ARTICLE II.
                               General Provisions


     2.1 Name. The name of the Company shall be "Lear Donnelly Overhead Systems, L.L.C." or such other name as the Board of Directors may from time to time select. In addition, either Member shall have the unilateral right at any time to remove its name from the name of the Company, and the Company and the Members agree to cooperate and to take any necessary actions to effectuate such name change.

     2.2 Principal Place of Business. The principal place of business of the Company shall be located at 39650 Orchard Hill Place, Novi, Michigan 48375, or such other place as the Members may from time to time agree.

     2.3 Company Purposes. The Company shall be formed for the purposes of (a) the designing, engineering, manufacturing, selling, marketing and servicing of Products; and (b) the engaging in any and all acts, things, businesses and activities that are related, incidental or conducive, directly or indirectly, to the attainment of the foregoing purposes with respect to the Products, including the licensing of technical assistance and the procurement of marketing and sales services and representation from the Members and their Affiliates. The Company may engage in other business only upon the unanimous vote of the Members. The Company shall have the power to do any and all acts necessary, appropriate, proper, advisable, incidental or convenient to or for the furtherance of the purposes and business described herein.

     2.4 Expansion. Either Member may at any time cause the Company to make recommendations to the Members with regard to the engaging by the Company in business involving goods and/or services other than or in addition to the Products which would require consideration of additional enhancements to the Company's capital structure by contribution of existing operations of the Members, acquisition of third-party operations, or other capital improvements as necessary or desirable. Any expansion of the purposes of the Company beyond those set forth in Section 2.3 hereof shall require the unanimous consent of the Members.

     2.5 Term. The term of the Company commenced on the filing of the Articles of Organization and shall continue until the Company is terminated in accordance with the terms of the Articles of Organization, this Agreement or applicable law and the filing of the Certificate of Dissolution in accordance with Section 10.5 of this Agreement.

     2.6 Registered Agent; Registered Office. The Registered Agent for the Company shall be Richard Perreault and the Registered Office for the Company shall be located at 39650 Orchard Hill Place, Novi, Michigan 48375. The Members shall have the power from time to time to appoint a new Registered Agent and/or specify a new Registered Office.

                                  ARTICLE III.
                                  Contributions

     3.1 Capital Contributions by the Members. As of the date of this Agreement, each Member agrees to make its respective initial capital contribution set forth in subsections (a) and (b) below, each such contribution to be in accordance with the initial approved capital plan:

          (a) Lear and AIM shall contribute good and marketable title to the assets specified in the Transfer Agreement (as hereinafter defined) (the "Lear Assets") subject to indebtedness of $10 million to be assumed by the Company but free and clear of all Liens other than Permitted Encumbrances. The Members agree that the Lear Assets are valued at $21 million (prior to considering the $10 million indebtedness) and shall constitute Lear's and AIM's initial capital contribution and, in addition, shall entitle Lear to receive from the Company a preferred distribution of $3 million as provided in Section 4.2(d). The allocation of the total value of the Lear Assets to the individual assets will be agreed upon by Lear and Donnelly within thirty (30) days after Closing. The assumption of existing liabilities for each Member is being done to establish a desirable amount of leverage that is consistent with the business plan for the Company and is pursuant to a plan which is intended to qualify under Treasury Reg. ss.1.707-5(a)(4).


          (b) Donnelly shall contribute good and marketable title to the assets described in the Transfer Agreement (the "Donnelly Assets") subject to indebtedness of $10 million to be assumed by the Company but free and clear of all Liens other than Permitted Encumbrances. The Members agree that the Donnelly Assets are valued at $18 million (prior to considering the $10 million indebtedness) and shall constitute Donnelly's initial capital contribution. The allocation of the total value of the Donnelly Assets to the individual assets will be agreed upon by Lear and Donnelly within thirty (30) days after Closing. The assumption of existing liabilities for each Member is being done to establish a desirable amount of leverage that is consistent with the business plan for the Company and is pursuant to a plan which is intended to qualify under Treasury Reg. ss.1.707-5(a)(4).

          (c) Lear and Donnelly will enter into a Services Agreement in the form attached as Exhibit A detailing certain services each will provide the Company. Lear and Donnelly will enter into a Transfer Agreement with the Company in the form attached as Exhibit B detailing the method in which the Lear Assets and Donnelly Assets will be transferred to the Company.

          (d) Additional capital contributions shall require the unanimous action of the Members in accordance with Section 6.3 hereof. Any increase in the capital of the Company shall be contributed by the Members in accordance with their Participating Percentages. In the event the Members are unable to unanimously agree upon the need for additional capital, either Member may, at its sole option, loan to the Company from time to time such amounts as may be reasonably necessary for the short term (in no event for a period greater than six months including any period of renewal or other extension) continued operation of the existing business of the Company but not for any capital improvements, expansion, or manufacture of Products not reasonably necessary to fulfill an existing purchase order. Any loans from a Member to the Company shall be on commercially reasonable terms applicable to a senior bank loan.

Capital accounts shall be maintained for each Member in the manner required by Treasury Regulation Sections 1.704-1(b)(2)(ii)(b)(1) and (b)(2)(iv).

          (e) Section 8.4 of the Transfer Agreement provides that additional capital contributions will be required and Section 4.2(d) hereof provides that Lear's preferential distribution will be reduced, if certain levels of pre-tax, pre-depreciation and amortization levels are not achieved. If those levels are not achieved, the parties agree that the initial value of Lear Assets or Donnelly Assets, as the case may be, are overstated. To adjust the capital accounts to reflect the actual value of the Lear Assets or the Donnelly Assets:

               (i) Prior to any payment required under Section 8.4 of the Transfer Agreement, the capital account of either Member shall be reduced by the amount of any such payment.

               (ii) The capital account of Lear shall be reduced by any reduction of the amount of its special distribution pursuant to
          Section 4.2(d).

          (f) The Lear-AIM Membership interest shall be jointly owned by Lear and AIM. Lear and AIM agree that said Membership Interest shall be allocated between them based upon the value of the properties each contributes to the Company. In connection with such contributions and in connection with allocations and distributions, the term "Lear" shall also include AIM, but not otherwise.

     3.2 First Tier Debt. It is the intention of the Members that the expenditures necessary to develop and operate the Business will be financed with the initial Capital Contributions, additional capital contributions, Company revenues, third-party loans and, in the sole discretion of the Members, Member Loans. The Members agree that in the event Capital Contributions and Company revenues are insufficient, the Company shall first seek loans from third-party lenders (the "First Tier Debt").

     3.3 Member Loans. Except as otherwise provided herein, if funds are needed by the Company in addition to the Capital Contributions, Company revenues and First Tier Debt, the Members may, but shall not be obligated to, loan additional funds to the Company ("Member Loans"). Except as otherwise unanimously agreed by the Members, all Member Loans shall be made on a pro-rata basis according to each Member's respective Participating Percentage in such amount as may be determined to be necessary by the Board of Directors pursuant to Section 6 hereof. All Member Loans shall bear interest at the Prime Rate (as the same may change from time to time) plus 1%, shall compound annually, shall be nonrecourse to the Members, shall be repayable in whole or part at any time without penalty, and shall be evidenced by a promissory note executed by or on behalf of the Company which shall contain such other terms and conditions as are commercially reasonable or as may be agreed to by the Members. Except for the distributions referenced in Section 4.2 (b) hereof, the amount of principal and interest payable on Member Loans shall be paid to the Members which have made Member Loans to the Company pro-rata based upon the principal balance of the Member Loans outstanding prior to any distribution of available funds to the Members pursuant to Article IV being made.

     3.4 Employee Contribution. The Members agree to each assign to work for the Company the employees currently working at operations transferred to the Company. The employees so assigned will be leased to the Company from Lear and Donnelly under an agreement in substantially the forms attached as Exhibits C-1 and C-2, with the cost to be borne by the Company. Additional support, supervisory and management employees will be leased to the Company by Lear and Donnelly as agreed.

     3.5 Intellectual Property Contribution. The Members agree to license or sub-license the intellectual property and know-how to be used by the Company and included as part of the Lear Assets or the Donnelly Assets (collectively, the "Intellectual Property") on a royalty-free (except for any pass through of the actual royalty payments owing by the Member to any unaffiliated third party) and worldwide basis under a license or sub-license in substantially the forms attached as Exhibits D-1 and D-2. The Company, upon the unanimous approval of the Members, shall have the right to license or sub-license its affiliates to use such Intellectual Property provided any license or sub-license to a foreign affiliate of the Company shall bear a royalty at a fair market rate.

     3.6 Purchase and Supply Agreement. The Company will enter into a Purchase and Supply Agreement with Lear and Donnelly in the form attached hereto as Exhibit E, which agreement describes the procedures and responsibilities concerning the purchase and sale of Products.

                                   ARTICLE IV.
                                  Distributions

     4.1 Amount and Time of Distributions.

          (a) Cash Flow. "Cash Flow" shall mean the sum of Operating Cash Flow and Capital Proceeds.

          (b) Operating Cash Flow. "Operating Cash Flow" means the gross cash proceeds from the Company's operations less the portion thereof used to pay or establish reserves for Company expenses and fees, principal and interest payments on Company debt (including First Tier Debt and Member Loans or other loans), capital improvements, replacements and contingencies, all as determined by the Board of Directors in its reasonable discretion. Operating Cash Flow shall not be reduced by depreciation, amortization, or other similar non-cash allowances, and shall be increased by any reductions in reserves which, when previously established, reduced Operating Cash Flow.

          (c) Capital Proceeds. "Capital Proceeds" of the Company means the net cash proceeds from all sales, dispositions and refinancings of the Company's property, less any portion thereof used to make principal and interest payments on Company debt or established reserves, as determined by the Board of Directors in its reasonable discretion. Capital Proceeds shall be increased by any reductions in reserves which, when previously established, reduced Capital Proceeds. Distributions of Capital Proceeds shall be made from time to time in the reasonable discretion of the Board of Directors. The Members may unanimously agree to suspend such distributions at any time for such duration as the Members may determine, which agreement shall be binding upon the Company.

     4.2 Distributions of Operating Cash Flow.

          (a) Distributions, if any, of Cash Flow shall be made from time to time in the reasonable discretion of the Board of Directors. The Members may unanimously agree to suspend such distributions at any time for such duration as the Members may determine, which agreement shall be binding upon the Company. Distributions, if any, shall be made to the Members pro-rata based on their Participating Percentages, except as set forth in
     Section 4.2(d).

          (b) The Company shall within ninety (90) days after the end of each Fiscal Year, distribute to the Members pro rata based upon their Participating Percentages an amount equal to thirty-five percent (35%) of the Company's taxable income for the immediately preceding Fiscal Year in order for the Members to satisfy their respective tax liability resulting from the taxable income of the Company for the immediately preceding Fiscal Year.

          (c) Except as provided in Section 4.2(b), the Company shall not make any distributions of Cash Flow to the Members until all Member Loans are repaid in full.

          (d) Lear shall be entitled to a special preferential distribution of $3 million on January 1, 2002, provided that the amount of the distribution shall be reduced by the amount that the EBITDA for 1998 and 1999 generated by the operations contributed by Lear at the Initial Closing (as defined in the Transfer Agreement) is less than that defined and shown on Exhibit H. Such reduction shall be in addition to any payments required from Lear to the Company for EBITDA shortfall provided in the Transfer Agreement.

     4.3 Wrongful Withdrawal. Except as provided in Section 4.4 hereof, no Member may withdraw or resign from the Company. Upon the attempted withdrawal or resignation of a Member in breach of this Agreement, such Member shall not be entitled to receive the value of such Member's Interest. Rather, such Member shall merely be entitled to continue to receive its share of distributions as provided in Sections 4.1 and 4.2 hereof (reduced by any damages incurred by the Company as a result of such attempted withdrawal or resignation) as if such withdrawing or resigning Member was still a Member of the Company.

     4.4 Permitted Withdrawal.

          (a) Right to Withdraw. Neither Member shall have the right to withdraw from the Company until the third (3rd) anniversary of the date of this Agreement, except pursuant to Subsection 4.5(c) hereof. After the third
     (3rd) anniversary of the date of this Agreement, either Member may withdraw from the Company at any time by providing written notice to the other Member of its intent to do so at least ninety (90) days prior to the date of such proposed withdrawal and by complying with the remainder of this
     Section 4.4.

          (b) Withdrawal After Not Meeting Company Goals. If one Member (the "Selling Member") sends a notice of withdrawal within sixty (60) days after receiving the annual certified financial statements for the Company for the years ended December 31, 2000, or December 31, 2001, and the

Company has not met the goals set forth on Schedule 4.5 attached hereto for the Company's previous fiscal year, then the other Member shall have thirty (30) days in which to notify the Selling Member that it wishes to purchase all but not less than all of the Selling Member's Interest for cash at the Fair Market Value.

               (i) If the non-selling Member notifies the Selling Member that it does desire to purchase the Selling Member's Interest, then the Members shall obtain the Fair Market Value of such Interest. After the Fair Market Value has been determined, the non-selling Member may ratify its decision to purchase the Interest of the Selling Member (and the Selling Member shall be obligated to sell its Interest at that price, payable in cash) or specify that the Company will be liquidated.

               (ii) If the non-selling Member does not purchase the Interest of the Selling Member, the Company will be liquidated and dissolved. The Members will attempt to agree on how the Company's obligations to its customers will be completed. Failing agreement by the parties, the Company shall stay in existence for the sole purpose of completing its obligations to customers. As soon as existing obligations are satisfied, the Company will be liquidated and dissolved.

          (c) Withdrawal After Material Default. If prior to the receipt of a written notice of withdrawal, there has been a Material Breach of this Agreement or any of the Ancillary Agreements, then the non-breaching Member may, at its option, by written notice to the breaching Member given within thirty (30) days of the expiration of the applicable cure period(remedies pursuant to this Section 4.5(c) are available only if the required notice is given within thirty (30) days of the expiration of the applicable cure period):

               (i) Liquidate the Company, in which case the Company shall be liquidated as provided in subsection (b)(ii) above;

               (ii) State a proposed purchase price at which it is willing to purchase the breaching Member's Interest, at which time the breaching Member must either sell its Interest to the other Member at that price or purchase the other Member's Interest at one hundred thirty-five percent (135%) of that price, in both cases payable in cash;

               (iii) Request that the breaching Member state a proposed price at which it is willing to purchase the interest of the non-breaching Member. If the breaching Member provides such a price within thirty
          (30) days after such notice, the non-breaching Member may, at its option, either sell its Interest at that price or purchase the breaching Member's Interest at a price equal to eighty (80%) percent of the proposed purchase price (and the breaching Member shall be obligated to purchase at that price), in each case payable in cash. Alternatively, at such price the non-breaching Member may request a determination of the Fair Market Value of the breaching Member's Interest and after such determination of the Fair Market Value has been completed, elect to buy or sell as specified in the immediately preceding sentence or elect either alternative in subsection (iv) below; or

               (iv) Request a determination of the Fair Market Value of the breaching Member's Interest in which case the non-breaching Member may, after the determination of the Fair Market Value has been completed, purchase the breaching Member's Interest for eighty (80%) percent of the Fair Market Value payable in cash (and the breaching Member shall be obligated to sell its Interest at that price) or may elect to liquidate the Company in the manner provided in subsection
          (b)(ii) above.

          (d) Withdrawal Without Cause; Change of Control. If a Member wishes to withdraw and neither of the conditions in subsections (b) or (c) above pertains, then the withdrawing Member must provide a written notice of its intent to withdraw to the other Member and specify a price upon which it is willing to purchase the Interest of the other Member. In the event of a change of Control of a Member where after such change of Control, Control is held, directly or indirectly, by an entity described on Schedule 4.5(d) attached hereto, such Member will be deemed to have given a withdrawal notice unless the other Member consents in writing, and within thirty days after the change of Control, such Member shall notify in writing the non-withdrawing Member of a price at which it would be willing to sell its Interest. The other Member may then, at its option, exercised by written notice given to the withdrawing Member within thirty (30) days after receipt of notice from the withdrawing Member, elect to:

               (i) Liquidate the Company in which case the Company shall be liquidated as provided subsection (b)(ii) above;

               (ii) Purchase the Interest of the withdrawing Member at eighty percent (80%) of the purchase price specified by the withdrawing Member, payable in cash (and the withdrawing Member is obligated to sell its Interest at that price);

               (iii) Sell its Interest to the withdrawing Member at the purchase price specified by the withdrawing Member (and the withdrawing Member is obligated to purchase such Interest at that price, payable in cash); or

               (iv) Request a determination of the Fair Market Value of the withdrawing Member's Interest in which case the non-withdrawing Member may, after the determination of the Fair Market Value has been completed, purchase the withdrawing Member's Interest for eighty percent (80%) of the Fair Market Value price or the price specified in subsection (d)(ii) above (and the withdrawing Member is obligated to sell its Interest at that price) or may elect to liquidate the Company in the manner provided in subparagraph (b)(ii) above.

          (e) The closing of all transactions shall occur within sixty (60) days after the price has been determined and the purchasing Member has been determined. Each Member shall use its best efforts to promptly conclude the transfer as provided herein, and any transfer of an Interest pursuant to this Section 4.4 shall be made upon the express warranty that the Interest of the selling Member is transferred free and clear of any Liens of whatsoever nature (except as arise pursuant to this Agreement) and without prejudice to later enforcement by the Company or the purchasing Member of any unsatisfied obligation of the selling Member to the Company or the purchasing Member existing as of the date of transfer or arising subsequent to such date from facts or circumstances which existed on or before such date. In connection with the closing of the transfer of a Member's Interest pursuant to this Section 4.4, the Company and the purchasing Member shall cause all Member Loans of the selling Member to be repaid in full (and all mortgages and security interests securing such Member Loans, if any, shall be released and discharged of record by the selling Member) and cause the selling Member and its Affiliates to be released from all guarantees, indemnities and similar obligations, if any, relating to obligations of the Company. All such releases shall be in form and substance reasonably satisfactory to the selling Member and the Company.

     4.5 Return of Capital. No Member shall be entitled to the return of, or interest on, that Member's Capital Contributions except as provided herein.

     4.6 Restricted Distributions. Notwithstanding any provision to the contrary contained in this Agreement, the Company shall not make any distribution to any Member on account of its Interest if such distribution would violate Section 307 of the Act.

                                   ARTICLE V.
                               Profits and Losses

     5.1 Profit and Loss Allocations.

          (a) Profit  Allocation.  Profits  and any item  thereof for any Fiscal
     Year  shall  be   allocated   to  the  Members  pro  rata  based  on  their
     Participating Percentages.

          (b) Loss Allocations. Losses and any item thereof for any Fiscal Year shall be allocated to the Members pro rata based on their Participating Percentages.

          (c) Adjustment to Allocations. It is the intention of the Members that Profit or Loss for each Fiscal Year will be allocated to the Members by Sections 5.1(a) and (b) hereof in such a manner that would cause each Member's Adjusted Capital Account Balance at the end of such Fiscal Year to equal the amount that would be distributed to such Member in respect of its Interest upon a hypothetical liquidation of the Company at the end of such Fiscal Year. In determining the amounts distributable to the Members upon a hypothetical liquidation, it shall be presumed that (i) all of the Company's assets would be sold at their Gross Asset Value, (ii) payments to any holder on any nonrecourse debt would be limited to the Gross Asset Value of the assets secured by repayment of such debt, and (iii) all distributions to the Members would be made solely in accordance with Sections 4.2 and 4.3 hereof. If, upon the advice of the accounting firm retained to prepare the income tax returns of the Company, it is determined that the intentions set forth in this Section 5.1(c) are not being met by the allocations made pursuant to Sections 5.1(a) and (b) hereof, the Board of Directors shall make such allocations of Profit or Loss, or items of income, gain, loss or deduction, comprising such Profit or Loss as are necessary to achieve the intentions set forth herein.

     5.2 Special Allocations.

          (a) Minimum Gain Chargeback. Notwithstanding any other provision of this Agreement, if there is a net decrease in Minimum Gain during any Fiscal Year, each Member shall be specially allocated items of Company income and gain for such year (and, if necessary, for subsequent years) in an amount equal to the portion of that Member's share of the net decrease in Minimum Gain during such year that is allocable to the disposition of any Company assets subject to one or more nonrecourse liabilities of the Company. The items to be so allocated shall be determined in accordance with Treasury Regulation Section 1.704-2(j)(2)(i). Any Member's share of any net decrease in Minimum Gain shall be determined in accordance with Treasury Regulation Section 1.704-2(g). This Section 5.2(a) is intended to comply with the minimum gain chargeback requirement in the Treasury Regulations and shall be interpreted consistently therewith.

          (b) Nonrecourse Deductions. Nonrecourse deductions for any Fiscal Year shall be allocated to the Members in accordance with their Participating Percentages. For purposes of this Section 5.2(b), "nonrecourse deductions" shall have the meaning set forth in Section 1.704-2(b)(1) of the Treasury Regulations. The amount of nonrecourse deductions for a Fiscal Year shall equal the excess, if any, of the net increase, if any, in the amount of Minimum Gain during that Fiscal Year over the aggregate amount of any distributions during that Fiscal Year of proceeds of a nonrecourse liability (as that term is defined in Treasury Regulation Section 1.704-2(b)(3)) that are allocable to an increase in Minimum Gain, determined according to the provisions of Treasury Regulation Section 1.704-2(d).

          (c) Member Minimum Gain Chargeback Notwithstanding any Other Provision of this Agreement Except Section 5.2(a). If there is a net decrease in Member Minimum Gain attributable to Member Nonrecourse Debt during any Fiscal Year, each Member who has a share of the Member Minimum Gain attributable to such Member Nonrecourse Debt shall be specially allocated items of Company income and gain for such year (and, if necessary, subsequent years) in an amount equal to the portion of such Member's share of the net decrease of Member Minimum Gain attributable to such Member Nonrecourse Debt that is allocable to the disposition of any Company assets subject to such Member Nonrecourse Debt. The items to be so allocated shall be determined in accordance with Treasury Regulation Section 1.704-2(j)(2)(ii). Any Member's share of the net decrease in Member Minimum Gain shall be determined in accordance with Treasury Regulation Section 1.704-2(i)(5). This Section 5.2(c) is intended to comply with the minimum gain chargeback requirements in the Treasury Regulations and shall be interpreted consistently therewith.

          (d) Member Nonrecourse Deductions. Any Member nonrecourse deductions for any Fiscal Year shall be specially allocated to the Member who bears economic risk of loss with respect to the Member Nonrecourse Debt to which such Member nonrecourse deductions are attributable in accordance with Treasury Regulation Section 1.704-2(i). For purposes of this Section 5.2(d), "Member nonrecourse deductions" has the same meaning as "partner nonrecourse deduction" in Treasury Regulation Section 1.704-2(i)(1). The amount of Member nonrecourse deductions with respect to a Member Nonrecourse Debt for a Fiscal Year equals the excess, if any, of the net increase, if any, in the amount of Member Minimum Gain attributable to such Member Nonrecourse Debt during that Fiscal Year over the aggregate amount of any distributions during that Fiscal Year to the Member that bears the economic risk of loss for such Member Nonrecourse Debt to the extent such distributions are from the proceeds of such Member Nonrecourse Debt and are allocable to an increase in Member Minimum Gain attributable to such Member Nonrecourse Debt, determined in accordance with Treasury Regulation Section 1.704-2(i)(1).

          (e) Qualified Income Offset. In the event any Member unexpectedly receives any adjustment, allocation or distribution described in paragraphs
     (4), (5) or (6) of Treasury Regulation Section 1.704-(b)(2)(ii)(d), a pro rata portion of each item of Company income and gain shall be specially allocated to the Member in an amount and manner sufficient to eliminate, to the extent required by the Treasury Regulations, the Adjusted Capital Account Deficit of that Member as quickly as possible.

          (f) Gross Income Allocation. In the event that any Member has a deficit Capital Account at the end of any Fiscal Year that is in excess of the sum of (i) the amount that such Member is obligated to restore and (ii) the amount that the Member is deemed to be obligated to restore pursuant to the penultimate sentence of Treasury Regulation Sections 1.704-2(g)(1) and
     (i)(5), that Member shall be specially allocated items of Company income and gain in the amount of such excess as quickly as possible, provided that an allocation pursuant to this Section 5.2(f) shall be made only if and to the extent that such Member would have a deficit Capital Account in excess of such sum after all other allocations provided for in this Article V have been made as if Sections 5.2(e) and 5.2(f) were not in the Agreement.

          (g) Allocation In the Event of Section 754 Election. To the extent an adjustment to the adjusted tax basis of any Company asset pursuant to Code
     Section 734(b) or Code Section 743(b) is required, pursuant to Treasury Regulation Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of that adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases the basis of the asset), then that gain or loss shall be specially allocated to the Members in the manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to that Treasury Regulation.

     5.3 Curative Allocations.

          (a) Regulatory Allocations. The allocations set forth in Section 5.2 hereof ("Regulatory Allocations") are intended to comply with certain requirements of Treasury Regulations Section 1.704-1(b) and 1.704-2. The Regulatory Allocations may not be consistent with the manner in which the Members intend to divide Partnership distributions. Accordingly, the Board of Directors is authorized to divide allocations of Profits, Losses and other items among the Members so as to prevent the Regulatory

     Allocations from distorting the manner in which Company distributions are required to be divided among the Members pursuant to this Agreement. In general, the Members anticipate that this will be accomplished by specially allocating Profits and Losses and items of income, gain, loss and deduction among the Members so that the net amount of the Regulatory Allocations and such special allocations to each Member is zero. The Board of Directors will have complete discretion to accomplish this result in any reasonable manner.

          (b) Recharacterization of Fees or Distributions. In the event that a guaranteed payment to a Member is ultimately recharacterized as a distribution for federal income tax purposes (as the result of an audit of the Company's return or otherwise) and if such Recharacterization has the effect of disallowing a deduction or reducing the adjusted basis of any asset of the Company, then an amount of Company gross income equal to such disallowance or reduction shall be allocated to the recipient of such payment. In the event that a distribution to a Member is ultimately recharacterized as a guaranteed payment for federal income tax purposes (as a result of an audit of the Company's return or otherwise), and if any such recharacterization gives rise to a deduction, such deduction shall be allocated to the recipient of the distribution.

     5.4 Special Tax Allocations.

          (a) Contributed Property. In accordance with Code Section 704(c) and the Treasury Regulations thereunder, including Treasury Regulation Section 1.704-1(b)(2)(iv)(d)(3), income, gain, loss and deduction with respect to any property contributed to the Company shall, solely for tax purposes, be allocated among the Members in any permissible manner so that a contributing Member, to the maximum extent possible, recognizes the variation, if any, between the Adjusted Basis and the initial Gross Asset Value of the property contributed by that Member. The Members shall agree on which acceptable accounting method is used.

          (b) Adjusted Property. In the event the Gross Asset Value of any Company asset is adjusted pursuant to subsection (b) of the definition of Gross Asset Value, subsequent allocations of income, gain, loss and deduction with respect to that asset shall take into account any variation between the Gross Asset Value of that asset before such adjustment and its Gross Asset Value after such adjustment in the same manner as the variation between Adjusted Basis and Gross Asset Value is taken into account under
     Section 5.4(a) hereof with respect to contributed property, and such variation shall be allocated in accordance with the principles of Treasury Regulation Section 1.704-1(b)(2)(iv)(f).

          (c) Recapture of Deductions and Credits. If any "recapture" of deductions or credits previously claimed by the Company is required under the Code upon the sale or other taxable disposition of any Company property, those recaptured deductions or credits shall, to the extent possible, be allocated to the Members pro rata in the same manner that the deductions and credits giving rise to the recapture items were originally allocated using the "first-in, first-out" method of accounting; provided, however, that this Section 5.4(c) shall only affect the characterization of income allocated among the Members for tax purposes.

          (d) Effect of Section 5.4  Allocations.  Allocations  pursuant to this
     Section 5.4 are solely for purposes of federal, state and local taxes and shall not affect or in any way be taken into account in computing any Member's Capital Account or share of Profits, Losses, other items or distributions pursuant to any provision of this Agreement. Except as provided in this Section 5.4, the income, gains, losses and credits of the Company for each taxable period shall, for federal, state and local income tax purposes, be allocated among the Members in the same manner and proportion that such items have been allocated to the Members' Capital Accounts.

          (e) Discretion of the Board of Directors. Any elections or other decisions relating to the allocations under this Section 5.4 shall be made by the Board of Directors in any manner that reasonably reflects the purpose and intention of this Agreement.

     5.5 Knowledge of Tax Consequences. The Members are aware of the income tax consequences of the allocations made by this Article V and the economic impact of the allocations on the amounts receivable by them under this Agreement. The Members hereby agree to be bound by the provisions of this Article V in reporting their share of Company income and loss for income tax purposes.


                                   ARTICLE VI.
                            Management of the Company

     6.1 Board of Directors. The business and affairs of the Company shall be managed under the direction and control of a Board of Directors (the "Board of Directors"), which shall consist of six (6) individuals; three (3) of the Directors shall be nominated and appointed by Lear and three (3) of the Directors shall be nominated and appointed by Donnelly. The nominees and appointees of each Member shall be officers or employees of such Members. The Directors of the Company initially shall be the following persons:

        Lear Nominees                                    Donnelly Nominees

        Joseph F.  McCarthy                              John Donnelly
        Terrence E.  O'Rourke                            Hans Huber
        Frank J.  Preston                                Donn Viola


          (a) Election. Directors shall be elected at the annual meeting of the Members and each Director shall be elected to hold office for a term of one
     (1) year or until his successor shall be elected and qualified.

          (b) Vacancies. Vacancies in the Board of Directors arising from any cause shall be filled by the Member who nominated and appointed the Director to the seat that has become vacant.

          (c) Resignation and Removal. A Director may resign by written notice to the Company. The resignation shall be effective upon its receipt by the Company or at a subsequent time as set forth in the notice of resignation. A Director may be removed, with or without cause, at any time, by the Member which nominated and appointed him.

          (d) Committees. The Board of Directors may, upon unanimous consent of all of the Directors, establish an Executive Committee and such other committees as they may determine (collectively, "Committees") and may authorize such Committees to exercise any and all of the powers of the Board, to the extent permitted by law, and may designate the members of any such Committees. Each Committee so established shall have at least one (1) Director nominated and appointed by Donnelly and one (1) Director nominated and appointed by Lear.

          (e) Meetings. An Organizational Meeting of the Board of Directors shall be held immediately following the Annual Meeting of Members. The Annual Members' Meeting shall be held within six months after the end of each Fiscal Year, as determined by the Chairman of the Board in each Fiscal Year. The Chairman of the Board shall also convene additional meetings of the Board of Directors upon the request of any two or more Directors. In addition to the meetings of the Board of Directors following the Annual Meeting of Members, the Board of Directors shall meet at least once each fiscal quarter at a date and time to be determined by the Chairman of the Board. Due notice of all meetings of the Board of Directors, as provided in this Agreement and as required by applicable law, shall be given. All meetings of the Board of Directors shall be presided over by the Chairman of the Board or any representative nominated by the Chairman of the Board. Meetings may be held within or outside the State of Michigan. In the event that any member of the Board of Directors cannot attend a meeting of the Board of Directors, he may appoint a proxy to represent and vote for him. A Power of Attorney or an Appointment Letter by which the proxy is appointed shall be presented at or before the commencement of the meeting.

          (f) Notice. Written notice of meetings of the Board of Directors or Committees shall be provided to each Director or Committee member, as applicable, sent to the Director's or Committee member's last known residence or place of business, not less than three (3) business days prior to the date of the meeting. Notice of the meeting shall specify the time and place of holding of the meeting and any and all business to be transacted at such meeting. Notice may be waived by any writing either before or after such meeting. Attendance of a Director or Committee member at a meeting constitutes a waiver of notice of the meeting except where a Director or Committee member attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

          (g) Quorum and Voting. A quorum for the transaction of business shall consist of two (2) Directors or Committee members being present in person or by proxy, provided one (1) of the Directors or Committee members present has been appointed by Donnelly and one (1) of the Directors or Committee members present has been appointed by Lear. The vote of the majority of the Directors or Committee members present at a meeting at which a quorum is present constitutes the action of the Board of Directors or the Committee unless the vote of a larger number is required by law or this Agreement; provided, however, that no decision of the Board of Directors or any Committee thereof will be effective unless concurred in by at least one Director appointed by each Member. In the event a quorum is not present, the

     Chairman of the Board or the Chairman of the Committee shall reschedule the meeting and provide due notice as provided herein.

          (h) Adjournment. If at any meeting of the Board of Directors, the Directors are unable to reach agreement, any Director present may require that the matter be adjourned for consideration and a decision at the next meeting of the Board of Directors in order: (i) to provide an opportunity for consultation with one or both Members, or (ii) to provide an opportunity for a more complete attendance when the matter is considered.

          (i) Action by Unanimous Written Consent. Action required or permitted to be taken pursuant to authorization voted at a meeting of the Board of Directors or a Committee may be taken without a meeting, without prior notice and without a vote if before or after the action all members of the Board of Directors or the Committee consent thereto in writing. Such consent shall be filed with the minutes of the proceedings of the Board of Directors or the Committee and shall have the same effect as a vote of the Board of Directors or the Committee for all purposes.

          (j) Participation by Communication Equipment. A member of the Board of Directors or a Committee may participate in a meeting of the Board of Directors or Committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Such participation constitutes presence in person at the meeting.

     6.2 Rights and Powers of the Board of Directors. The Board of Directors shall have full, exclusive and complete power to manage and control the business and affairs of the Company. Decisions of the Board of Directors within the scope of its authority shall be binding upon the Company and each Member. Notwithstanding the foregoing, the rights and powers of the Board of Directors shall be limited as set forth in Section 6.3 hereof.

     6.3 Actions Requiring Unanimous Member Approval. Notwithstanding anything to the contrary contained in this Agreement, neither the Board of Directors nor the Company shall have the authority, right, power or privilege to do or undertake any of the following acts without the prior unanimous approval of the
Members:

          (a) Amendment of the Company's Articles of Organization or this Operating Agreement;

          (b) Admission of a Person as a new Member; declaration or payment of any distribution by the Company (whether in cash or by issuance of membership Interests), or the direct or indirect redemption, retirement, purchase or other acquisition of any membership Interest in the Company; or authorization of a call for additional capital contributions;

          (c)  Sell,  transfer,   exchange,  lease,  assign,  mortgage,  pledge,
     hypothecate or otherwise dispose of assets (tangible or intangible) of the Company outside of the ordinary course of business of the Company.

          (d) Enter into any agreement, contract, transaction or obligation of the Company that involves consideration exceeding $2.5 million in any one transaction or a series of related transactions (other than purchases and sales of inventory items in the ordinary course of business).

          (e) Merge or consolidate the Company with or into another Person or, except as provided in Section 4.5 hereof, dissolve the Company;

          (f) Appoint or remove, other than for cause, the President or chief financial officer of the Company;

          (g) Enter into (other than Purchase Orders issued to the Company on the terms set forth in the Purchase and Supply Agreement), amend or waive any rights under any contracts or other agreements with a Member, or any Affiliate of a Member which involve aggregate payments or other consideration exceeding $50,000 in any one transaction or series of related transactions;

          (h) Approval of the annual budget of the Company and each annual and any long-range or other business plan of the Company; any material change to, or deviation from, the most recently approved annual budget and any expenditures not contemplated by such budget aggregating more than $1 million or which would require additional funding from the Members by way of capital contributions or Member Loans, and approval of any expenditure aggregating more than $1 million even if included in the annual budget of the Company;

          (i) Appointment or removal of the independent accountants of the Company;

          (j) Set compensation for members of the Board of Directors of the Company;

          (k) Except as otherwise permitted pursuant to Section 4.5 hereof, take any action which would cause the dissolution of the Company or make it impossible for the Company to continue in the ordinary course of business; or

          (l) Take any other action which this Agreement specifically requires to be unanimously agreed upon by the Members.

     6.4 Filing of Documents. The Board of Directors shall file or cause to be filed all certificates or documents as may be determined by the Board of Directors to be necessary or appropriate for the formation, continuation, qualification and operation of a limited liability company in the State of Michigan and any other state or jurisdiction in which the Company may elect to do business. To the extent that the Board of Directors determines the action to be necessary or appropriate, it shall do all things to maintain the Company as a limited liability company under the laws of the State of Michigan and any other state or jurisdiction in which the Company may elect to do business.

     6.5 Liability of Board of Directors. The Board of Directors shall not be liable to the Company or the Members for errors in judgment or for acts or omissions committed in good faith, except for acts or omissions which are adjudged by a court of competent jurisdiction to be grossly negligent, fraudulent, willful and wanton misconduct, or material breach of the fiduciary duty of loyalty to the Company.

     6.6 Indemnification of the Board of Directors and Officers. The Company, its receiver or trustee shall, to the maximum extent allowed by law, indemnify, defend and hold harmless the members of the Board of Directors, the Members who appointed or nominated them and their respective Affiliates, and the officers of the Company (each, an "Indemnitee"), to the extent of the Company's assets, from and against any liability, damage, cost, expense, loss, claim or judgment incurred by the Indemnitee arising out of any claim based upon acts performed or omitted to be performed by the Indemnitee in connection with the business of the Company, including without limitation, attorneys' fees and costs incurred by the Indemnitee in settlement or defense of such claims. Notwithstanding the foregoing, no Indemnitee shall be so indemnified, defended or held harmless for claims based upon his or its acts or omissions in breach of this Agreement, or which constitute fraud, gross negligence, willful misconduct, or a material breach of the fiduciary duty of loyalty to the Company. Except as otherwise expressly prohibited by this Agreement, amounts incurred by an Indemnitee in connection with any action or suit arising out of or in connection with Company affairs shall be reimbursed by the Company.

     6.7 Transactions with Members or Affiliates. Except as otherwise provided in Section 6.3(g) hereof, the Members and any of their respective Affiliates shall have the right to contract or otherwise deal with the Company in connection with the sale of goods or services by the Members or their Affiliates to the Company in the following circumstances: (a) with the consent of the Members or (b) if (i) the compensation paid or promised for such goods or services is reasonable and is paid only for goods and services actually furnished to the Company, (ii) the goods or services to be furnished shall be reasonable for and necessary to the Company, and (iii) the terms for the furnishing of such goods or services shall be at least as favorable to the Company as would be attainable in an arms-length transaction. Any payment made to a Member or any Affiliate thereof for such goods or services shall be disclosed to all Members at the time of payment. The burden of proving reasonableness with respect to transactions described in Section 6.7(b) above shall be upon the Member transacting business with the Company.

     6.8 Officers.

          (a) Offices. The officers of the Company shall consist of a Chairman, a President and CEO, a Secretary/Treasurer and CFO, a Vice President and Chief Technical Officer, a Vice President Marketing and Business Development, and a Vice President European Operations. Officers other than President, Secretary, and Treasurer may be left vacant in the discretion of the Board of Directors. The Directors shall have the sole power to remove any officer with or without cause and shall have the right to fill any vacancy in such position howsoever created, provided that no office restricted to a person nominated by one of the Members may be vacated or filled without the affirmative action of a Director nominated by such Member.

          (b) Chairman. The Chairman shall preside at all meetings of the Board of Directors and Members. At any time the President is an immediate past former employee of one Member or its affiliates, the Chairman shall be designated by the other Member. If the President is not an immediate past former employee of either Member or its affiliates, the office of the Chairman shall rotate on an annual basis, alternating between a Director nominated by Lear and a Director nominated by Donnelly. The first Chairman shall be nominated by Donnelly.

          (c) President. The President shall be the Chief Executive Officer of the Company, shall be responsible for the general management of the business of the Company, shall be responsible for the implementation of all orders and resolutions of the Board of Directors, and shall have the power and responsibility for the performance of other duties as the Board of Directors may from time to time prescribe. Except as required by law or this Agreement, subject to direction or limitation by the Board of Directors, the President shall have full responsibility and authority to act for and on behalf of the Company in all of its matters. In the absence or disability of the Chairman, the President shall perform and exercise the powers of the Chairman. The first President shall be nominated by Lear.

          (d) Secretary/Treasurer and Chief Financial Officer. The Secretary/Treasurer and Chief Financial Officer, subject to the control of the Board of Directors and the Chairman, shall, in general, perform all the duties of Secretary and Treasurer, including those relating to the minutes of meetings of the Board of Directors and Members, notice of such meetings, Member lists, attestation of contracts, documents and instruments to which the Company is a Member, if attestation is required, the custody of all funds and securities of the Company, and shall perform all acts incident to the office with respect to the Company's funds, securities, and financial instruments and documents, at all times subject to direction or limitation by the Board of Directors and President.

          (e) Vice President and Chief Technical Officer. The Vice President and Chief Technical Officer shall be responsible for the research, design, and engineering activities of the Company. Except as required by law or this Agreement, subject to direction or limitation by the Board of Directors and the Chairman or President, the Vice President and Chief Technical Officer shall have full responsibility and authority to act for and on behalf of the Company in all such matters.

          (f) Other Vice  Presidents.  Other  Vice  Presidents  provided  for in
     Section 6.8 (a) shall be responsible for those duties decided upon by the Board of Directors at the time the position is so appointed, subject to direction or limitation by the Board of Directors and President.

          (g) Other Officers. Other officers may be appointed by the Board of Directors only with the unanimous consent of the Members.

          (h) Financial Authority of Officers. The President shall have the right to make capital expenditures for budgeted and non-budgeted items in such amounts as are established by resolution of the Board of Directors from time to time.

     6.9 Compensation of Directors. No Director of the Company who at the time is also employed or retained by, or is an officer, director, partner, member or principal of a Member or its Affiliate, shall receive any compensation for his or her services to the Company in such capacity, in each case without the unanimous approval of all Members.


                                  ARTICLE VII.
                                   The Members

     7.1 Meetings of the Members. The Board of Directors shall decide the time, place and agenda for all annual meetings of the Members, subject to the provisions of this Agreement and applicable law; provided that at least 10 days' prior written notice shall be given to all Members with respect to any meeting of the Members, including an annual meeting of the Members. An annual meeting of the Members shall be held every year, no later than six (6) months after the end of the Fiscal Year, at a place to be designated by the Board of Directors within the State of Michigan unless otherwise unanimously agreed upon by the Board of Directors. Special meetings of Members of the Company may be held at any time in compliance with resolutions of the Board of Directors, this Agreement or applicable law. The Chairman of the Board of Directors shall call a special meeting of the Members to be held within thirty (30) days of the request therefor made by any Member. A waiver of any required notice shall be equivalent to the giving of such notice if such waiver is in writing and signed by the Person entitled to such notice, whether before, at or after the time stated therein. The Members may make use of telephones and other electronic devices to hold meetings, provided that each Member is able to simultaneously participate with the other Members with respect to all discussions and votes of the Members. The Members may act without a meeting if the action taken is reduced to writing (either prior to or thereafter) and consented to in writing by all of the Members. Written minutes shall be taken at each meeting of the Members; however, any action taken or matter agreed upon by the Members at the meeting shall be deemed final, whether or not written minutes are prepared or finalized.

     7.2 Voting of the Members. Unless the specific language herein requires unanimous consent, all actions, approvals, elections and consents required in this Agreement to be made by the Members shall be effective if approved by a majority-in-interest of the Members. All meetings of Members shall be presided over by the Chairman of the Board of Directors. In the event the Chairman of the Board is unable to or prevented from attending the meeting, the President shall preside over the meeting. For determining the voting interest of a Member, reference shall be made to its Participating Percentage.

     7.3 Other Business Interests of the Members. This Agreement shall not be construed to grant any right, privilege or option to any Member to participate in any manner in any other business, corporation, partnership or investment in which the other Member hereto may participate, including those which may be the same as or similar to the Company's business and in direct competition therewith. Each of the Members expressly waives the doctrine of corporate
opportunity  (or  any  analogous  doctrines),   subject  to  the  terms  of  the
Noncompetition Agreements, and consents subject to the terms of the Noncompetition Agreements, to the participation by the other Member or its Affiliates and any officer, director, stockholder, associate, member, partner, beneficiary or employee thereof in any other such business, corporation, partnership or investment.

     7.4 Rights and Obligations of Members.

          (a) Fiduciary Duty. Subject to Section 7.3, each Member shall have a fiduciary duty to the other Member to take into account the best interests of the Company when exercising its membership rights under this Agreement or when acting through a director; provided, however, that each Member or any director nominated or appointed by a Member shall be entitled to vote consistent with the Member's own interests when the Member's own interest is not, or may not be, consistent with the interest of the Company or the Members as a whole. To the extent that, at law or in equity, a director, a Member or its board of directors, or Affiliate thereof, has duties
     (including fiduciary duties) and liabilities relating thereto to the Company or to the Members, such director, Member, its directors or Affiliates, acting in connection with the Company's business or affairs shall not be liable to the Company or to any Member for its good-faith reliance on the provisions of this Agreement. The provisions of this Agreement, to the extent that they modify the duties and liabilities of a Member, the Board of Directors or an Affiliate otherwise existing at law or in equity, are agreed by the Members to replace such other duties and liabilities of such Persons.

          (b) Limitation of Liability. Each Member's and the Board of Directors' liability for the debts and obligations of the Company shall be limited as set forth in the Act and other applicable law.

          (c) Company Records. For any purpose relating to its Interest, upon written request, the designated representatives of each Member shall have the right, during ordinary business hours, to inspect and copy the Company records required to be maintained by the Board of Directors at the Company's place of business as set forth in Section 8.1 hereof. The designated representative of each Member shall have the right at any reasonable time to inspect and copy records of the Company including, but not limited to, all checks, bills, invoices, vouchers, statements, cash receipts, correspondence and other records in connection with the management of the Company.

     7.5 Defaulting Member.

          (a) Events of Default. A Member's violation or breach of any of the terms or provisions of this Agreement or any Ancillary Agreement shall constitute an event of default hereunder unless the Member so defaulting (the "Defaulting Member") shall cure the same within 30 days (or, with respect to the breach of an Ancillary Agreement, within such cure period, if any, as may be provided therein) after receiving written notice of such violation or breach from the other Member; provided, further, that if a default under this Agreement is a nonmonetary default and cannot reasonably and with due diligence and in good faith be cured within said 30-day period, and if the Defaulting Member immediately commences and proceeds to complete the cure of such default with due diligence and in good faith, the 30-day period with respect to such default under this Agreement shall be extended to include such additional period of time as may be reasonably necessary to cure such default.

          (b) Remedies on Default. Subject to the terms of this Agreement, upon the occurrence of a default by a Member, the other Member shall have all rights and remedies available at law and in equity and may institute arbitration and/or legal proceedings in accordance with Section 13.17 hereof against the Defaulting Member with respect to any damages or losses incurred by the non-Defaulting Member. The non-defaulting Member shall also have rights set forth in Section 4.5 (c) hereof if the default is a Material Breach.


                                  ARTICLE VIII.
                     Books, Records, Reports and Accounting

     8.1 Records. The Board of Directors shall keep or cause to be kept at the place of business of the Company the following: (a) true and full information regarding the status of the business and financial condition of the Company; (b) promptly after becoming available, a copy of the Company's federal, state and local income tax returns for each year; (c) a current list of the name and last known business, residence or mailing address of each Member and member of the Board of Directors; (d) a copy of this Agreement and the Articles of Organization and all amendments thereto, together with executed copies of any written powers of attorney pursuant to which this Agreement and the Articles of Organization and all amendments thereto have been executed; (e) true and full information regarding the amount of cash and description and statement of the agreed value of any other property or services contributed by each Member and which each Member has agreed to contribute in the future, and the date on which each has become a Member; and (f) other information regarding the affairs of the Company as is just and reasonable. Any such records maintained by the Company may be kept on or be in the form of any information storage device, provided that the records so kept are convertible into legible written form within a reasonable period of time.

     8.2 Fiscal Year and Accounting. The Fiscal Year of the Company shall be the calendar year or such other accounting period as shall be required under the Code. All amounts computed for the purposes of this Agreement and all applicable questions concerning the economic rights of Members shall be determined using the accrual method of accounting in accordance with U.S. generally accepted accounting principles consistently applied ("GAAP") and shall accurately reflect the financial position and results of operations of the Company. All decisions as to other accounting matters, except as specifically provided to the contrary herein, shall be made by the Board of Directors. The books and records of the Company shall be audited at the end of each Fiscal Year by an independent certified public accountant designated by Lear and reasonably acceptable to Donnelly. In addition to any other rights of the Members to access to information of the Company, the Members shall have the right, at their expense, to cause their auditors or other representatives at any time during normal business hours to examine, review and/or audit all of the books and records of the Company and, in connection therewith, the Member and its representatives shall have access to the Company's accountants and auditors and their work papers.

     8.3 Annual Reports. As soon as practicable, but in no event later than four months after the close of each Fiscal Year, the Board of Directors shall cause to be furnished to the Members as of the last day of that Fiscal Year reports containing such financial statements of the Company for the Fiscal Year, presented in accordance with GAAP, including a balance sheet, a statement of income, a statement of

Members' equity and a statement of cash flows, which statements shall have been audited by the independent certified public accountant retained by the Company.

     8.4 Interim Reports. As soon as practicable, but in no event later than the first business day following the 15th day of the month after the close of each calendar quarter, the Board of Directors shall cause to be furnished to the Members unaudited financial statements of the Company for that calendar quarter, including a balance sheet and statement of income. If requested by a Member at least 90 days prior to any June 30, as soon as practicable but in no event later than three (3)] weeks after the close of the calendar quarter ending on or about June 30, the Board of Directors shall cause to be furnished to the Members as of the last day of the first half of the Fiscal Year of the Company reports containing such financial statements of the Company for such half Fiscal Year, presented in accordance with GAAP, including a balance sheet, statement of income, statement of Members' equity and a statement of cash flows, which statements shall have been audited by the independent certified public accountant retained by the Company.

     8.5 Preparation of Tax Returns. The Board of Directors shall arrange for the preparation and timely filing of all returns of the Company for federal, state and local income tax purposes and shall cause to be furnished to the Members the tax information reasonably required for federal, state and local income tax reporting purposes. The classification, realization and recognition of income, gain, losses and deductions and other items, for federal income tax purposes, shall be on that method of accounting as the Board of Directors shall determine, in its reasonable discretion, to be in the best interests of the Members.

     8.6 Tax Elections. Unless otherwise directed by both Members, the Board of Directors may determine whether to make any available elections pursuant to the Code in its reasonable discretion.

     8.7 Tax Matters Member. Lear is hereby designated as the tax matters Member. All tax elections shall be approved by both Members. All tax returns prepared by the tax matters Member shall be provided to the other Member for review at least ten (10) days prior to the filing date.

     8.8 Budget. At the commencement of each Fiscal Year, the Board of Directors shall submit a budget for approval at the annual meeting of Members for the coming Fiscal Year projecting profit and loss, cash flow and capital expenditures.


                                   ARTICLE IX.
                                    Transfers

     9.1 Transfers.

          (a)  Restriction.  Except as provided  in Section 4.5 hereof,  or this
     Article IX, a Member shall not make any Transfer of all or any portion of its Interest including, without limitation, a Transfer of a right to Profits, Losses or distributions, without the unanimous consent of all Members which consent may be withheld or granted in each Member's sole discretion.

          (b) Requirements for Transferee Becoming a Substituted Member. No Person shall become a substituted Member in the Company until and unless the following conditions precedent are satisfied: (i) the Transferee shall have assumed, in a form acceptable to the other Member, any and all of the obligations under this Agreement with respect to the Interest to which the Transfer relates; (ii) all reasonable expenses required in connection with the Transfer shall have been paid by or for the account of the Transferee; and (iii) all agreements, articles, minutes, written consents and all other necessary documents and instruments shall have been executed and filed and all other acts shall have been performed which the Board of Directors deems necessary to make the Transferee a substitute Member of the Company and to preserve the status of the company as a limited liability company;

          (c) Permitted Transferees. Notwithstanding anything in this Agreement to the contrary, each Member may at any time, without the consent of the other Member, Transfer all or any portion of its Interest in the Company to any Affiliate (a "Permitted Transferee"), subject to the provisions of
     Section   9.1(b)(i),   (ii)  and  (iii),  and  provided  (i)such  Permitted
     Transferee is not otherwise a Competing Enterprise (as defined in the Noncompetition and Nonsolicitation Agreements described in Section 11.1 hereof) or an Affiliate of a Competing Enterprise, and (ii) such Transfer would not cause a deemed termination of the Company for tax purposes. In addition, no Transfer by a Member or any of its Permitted Transferees under this Section shall release such Member from any obligations or liabilities under this Agreement. Any Member or Permitted Transferee intending to Transfer any membership Interest of the Company pursuant to this Section shall notify the other Members of any intended Transfer not less than thirty (30) days prior to such Transfer, giving the name and address of the intended Permitted Transferee and the Permitted Transferee's status as set forth in this Section and shall provide such additional information as the other Member may reasonably request.

     9.2 Right of First Offer; Right of First Refusal. Any Member may sell all but not less than all of its Interest, but only on the following terms and conditions.

          (a) By complying with the remaining terms of this Section 9.2, a Member ("Selling Party") may sell all but not less than all of its Interest to a Bona Fide Third Party which agrees to be bound by all of the terms of this Agreement and the Ancillary Agreements, including Noncompetition and Non- Solicitation Agreement on the same terms as those applicable to the Selling Party. With regard to the Purchase and Supply Agreement of the Selling Party:

               (i) If the buyer is not the other Member, the Purchase and Supply Agreement will be assigned to and assumed by the buyer if the buyer is capable of performing in the reasonable opinion of the other Member, and otherwise it shall be assigned to the other Member.

               (ii) The Selling Party will transfer to the same party specified in subsection (i) above and the assignee will assume all of the Selling Party's contracts with OEMs for the purchase of Products under the Purchase and Supply Agreement. If any OEM will not permit such transfer, the Selling Party will continue to fulfill its obligations to the OEM under its contracts and to the Company under the Purchase and Supply Agreement with respect thereto.

          (b) If the Selling Party has not received an unsolicited offer from a Bona Fide Third Party (i) the Selling Party must notify the non-Selling Party of the desire of the Selling Party to sell its Interest. The notice shall specify the price and other terms on which the Selling Party is willing to sell its Interest; (ii) the non-Selling Party shall then have thirty days in which to offer to purchase from the Selling Party all, but not less than all, of the Interest offered on the terms and conditions set forth in the notice. If the non-Selling Party determines not to purchase the Interest from the Selling Party on the terms and conditions set forth in the notice, or if the non-Selling Party fails to notify the Selling Party in writing of its intentions within thirty days of the notice from the Selling Party, then subject to the other terms and conditions of this Agreement, the Selling Party may sell all, but not less than all, of its Interest to any Bona Fide Third Party for a price and on the terms and conditions no less favorable to the Selling Party than set forth in the notice during the following , a period which is one hundred eighty (180) days if no filing is required under the Hart Scott Rodino Antitrust Act ("HSR") or if a filing is required under HSR the shorter of 240 days or 30 days after expiration or early termination of the HSR pre-merger notification period, provided the Selling Party sends a written notice to the non-Selling Party stating the name of the purchaser and the price and terms of the transaction at least thirty (30) days prior to closing and provided further that the Selling Member and purchaser comply with the requirements of Section 9.1(b) on or prior to such closing..

          (c) If the Selling Party receives an unsolicited offer for the purchase of all of its Interest from a Bona Fide Third Party and decides to entertain the offer, then:

               (i) the Selling Party must notify the non-Selling Party of the unsolicited offer received by the Selling Party from the Bona Fide Third Party for the purchase of the Selling Party's Interest. The notice shall state the terms and conditions of the transaction and the identity of the Bona Fide Third Party;

               (ii) the non-Selling Party shall have thirty (30) days in which to offer to purchase from the Selling Party all but not less than all of its Interest on the terms and conditions proposed by the Bona Fide Third Party. If the non-Selling Party decides not to purchase the Selling Party's Interest on the terms and conditions set forth in the notice, or if the non-Selling Party fails to notify the Selling Party of its intentions within thirty (30) days of the notice from the Selling Party, then the Selling Party may sell all, but not less than all, of its Interest in the Company to the Bona Fide Third Party on the terms and conditions set forth in the notice within a period which is one hundred eighty (180) days if no filing is required under the HSR or if a filing is required under HSR the shorter of 240 days or 30 days after the expiration or early termination of the HSR pre-merger notification, provided the Selling Party and the Bona Fide Third Party comply with the requirements of Section 9.1(b) on or prior to the closing of such sale.

     9.3  Closing.  The  closing  of any  purchase  by one  Member  of the other
Member's Interest under Section 9.2 shall occur within sixty (60) days after written notice to the Selling Party of the other Member's election to purchase if no filing is required under HSR, or if a filing is required under HSR, the shorter of 240 days or 30 days after the expiration or early termination of the HSR pre-merger notification period.

     9.4 Transfers Void. If a Member purports to withdraw or Transfer its Interest in breach of any provision of this Agreement, that purported withdrawal or Transfer shall be void and of no effect.

     9.5 Bankruptcy of a Member. A Member shall continue as a Member of the Company upon the Bankruptcy of that Member.


                                   ARTICLE X.
                           Liquidation and Winding Up

     10.1 Dissolution. The Company shall dissolve only upon the earlier of:

          (a) the unanimous vote of the Members;

          (b) the election of either Member to liquidate under Section 4.5 of this Agreement;

          (c) upon the acquisition by one Person of all of the outstanding Interests;

          (d) the occurrence of any event which makes it unlawful for the business of the Company to be carried on;

          (e) the entry of a decree of judicial dissolution under Section 801(e) of the Act; or

          (f) the sale or other disposition of all or substantially all of the Company's assets and the collection of all assets received in connection with such sale or other disposition.

     10.2 Continuation of the Business of the Company. If the resignation of a Member leaves only one remaining Member, that remaining Member shall have the right, exercisable by the Member within 90 days of the occurrence of such resignation, to admit an additional Member to the Company or to readmit the resigned Member, and that newly admitted (or re-admitted) Member along with the remaining Member may elect to continue the business of the Company as set forth in Section 10.1(d) hereof without dissolution.

     10.3 Liquidation. Upon the dissolution of the Company, the Company shall cease to carry on its business, except insofar as may be necessary for the winding up of its business, but its separate existence shall continue until the Certificate of Dissolution has been filed as required by the Act. Upon dissolution of the Company, the business and affairs of the Company shall be wound up and the Company liquidated as rapidly as business circumstances permit, the Board of Directors shall act as the liquidating trustee, and the assets of the Company shall be liquidated. Unless the Members unanimously agree to the contrary, the Board of Directors shall first seek the assistance of a qualified investment banker to evaluate the Company as a going business and for a reasonable period of time (not to exceed six (6) months) to seek a buyer for the Company's business as a whole or in such separate parts as yield the greatest return to the Members. There shall be no prohibition or impediment to the purchase of the assets of the business by either Member on the same basis as a purchase by a third party. The proceeds of any sale shall be distributed (to the extent permitted by applicable law) in the following order:

          (a) first, to creditors, including Members that are creditors, in the order of priority as required by applicable law (whether by payment or making of reasonable provision for payment thereof);

          (b) second, to the Members in accordance with Section 4.3.

     10.4 Reasonable Time for Winding Up. A reasonable time shall be allowed for the orderly winding up of the business and affairs of the Company and the liquidation of its assets pursuant to Section 10.3 hereof in order to minimize any losses otherwise related to that winding up. The liquidating trustee may set up reasonable reserves for contingent, conditional and non-mature liabilities and obligations of the Company.

     10.5 Deficit Capital Account. Upon liquidation, each Member shall look solely to the assets of the Company for the return of that Member's Capital Contribution. Except as provided herein, no Member shall be personally liable for a deficit Capital Account balance of that Member, it being expressly understood that the distribution of liquidation proceeds shall be made solely from existing Company assets in the order and priority set forth in Section 10.3 hereof. It is the intent of this provision and the Qualified Income Offset provision of Section 5.2(e) that the tax allocations to the Members meet the alternate test for substantial economic effect under Treasury Regulation Section 1.704-1(b)(2)(ii)(d).

     10.6 Certificate of Dissolution. When all debts, liabilities and obligations have been paid, satisfied, compromised or otherwise discharged, or adequate provisions have been made therefor, and all of the remaining property and assets have been distributed to the Members, a Certificate of Dissolution shall be executed and filed as required by the Act.


                                   ARTICLE XI.
                       Noncompetition and Nonsolicitation

     11.1 Noncompetition and Nonsolicitation. Donnelly agrees to enter into a separate noncompetition and nonsolicitation agreement with the Company and Lear, in substantially the form attached hereto as Exhibit F (the "Donnelly Noncompetition Agreement"), to prevent Donnelly and its respective Affiliates from competing with the business or soliciting the employees of the Company or Lear. Lear agrees to enter into a separate noncompetition and nonsolicitation agreement with the Company and Donnelly, in substantially the form attached hereto as Exhibit F (the "Lear Noncompetition Agreement"), to prevent Lear and its respective Affiliates from competing with the business or soliciting the employees of the Company or Donnelly.

                                  ARTICLE XII.
                                   Definitions

     The following terms used in this Agreement shall have the meanings described below:

     "Act" means the Michigan Limited Liability Company Act, MCLA 450.4101, et seq., as it may be amended from time to time.

     "Adjusted  Basis"  shall have the meaning  given such term in Code  Section
1011.

         "Adjusted Capital Account Balance" means that amount with respect to any Member equal to the balance of such Member's Capital Account at the end of the Fiscal Year after increasing the balance on such Member's Capital Account by any amount which the Member is deemed to be obligated to restore pursuant to the penultimate sentence of Treasury Regulation Sections 1.704-2(g)(1) and (i)(5).

     "Adjusted Capital Account Deficit" means with respect to any Member, the deficit balance, if any, in that Member's Capital Account as of the end of the relevant Fiscal Year, after giving effect to the following adjustments: (i) credit to that Capital Account the amount by which that Member is obligated to restore or is deemed to be obligated to restore pursuant to the penultimate sentence of Treasury Regulation Sections 1.704-2(g)(1) and (i)(5), and (ii) debit to that Capital Account the items described in paragraphs (4), (5) and (6) in Section 1.704-1(b)(2)(ii)(d) of the Treasury Regulations. This definition of Adjusted Capital Account Deficit is intended to comply with the provisions of
Section 1.704-1(b)(2)(ii)(d) of the Treasury Regulations and shall be interpreted consistently therewith.

     "Affiliate" or "affiliate" means a Person who, with respect to any other Person directly or indirectly through one or more intermediaries controls, is controlled by or is under common control with such other Person.

     "Agreement" means this Agreement, as it may be amended, restated or supplemented from time to time, complete with all Exhibits and Schedules hereto. Such Agreement shall constitute an "operating agreement" within the meaning of the Act.

     "Ancillary Agreements" means the Noncompetition and Non-Solicitation Agreements attached as Exhibits F and G, the Purchase and Supply Agreement attached as Exhibit E, the Leased Worker Agreements attached as Exhibits C-1 and C-2, the Technology License Agreements attached as Exhibits D-1 and D-2, the Transfer Agreement attached as Exhibit B, and all other agreements, certificates, instruments or other documents delivered in connection with the execution of this Agreement.

     "Bankruptcy" means, with respect to a Member or the Company, the happening of any of the following:

          (a) the making of a general assignment for the benefit of creditors;

          (b) the filing of a voluntary petition in bankruptcy or the filing of a pleading in any court of record admitting in writing an inability to pay debts as they become due;

          (c) the entry of an order, judgment or decree by any court of competent jurisdiction adjudicating the Company or a Member to be bankrupt or insolvent;

          (d) the filing of a petition or answer seeking any reorganization, liquidation, dissolution or similar relief under any statute, law or regulation;

          (e) the filing of an answer or other pleading admitting the material allegations of, or consenting to, or defaulting in answering, a bankruptcy petition filed against the Company or a Member in any bankruptcy proceeding;

          (f) the filing of an application or other pleading or any action otherwise seeking, consenting to or acquiescing in the appointment of a liquidating trustee, receiver or other liquidator of all or any substantial part of the Company's or a Member's properties;

          (g) the commencement of any proceeding seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any statute, law or regulation which has not been quashed or dismissed within ninety (90) days; or

          (h) the appointment without consent of the Company or such Member or acquiescence of a liquidating trustee, receiver or other liquidator of all or any substantial part of the Company's or a Member's properties without such appointment being vacated or stayed within 90 days and, if stayed, without such appointment being vacated within 90 days after the expiration of any such stay.

     "Capital Account" means the accounting record of each Member's capital interest in the Company. There shall be credited to each Member's Capital Account (a) the amount of any contribution of cash by that Member, (b) the Gross Asset Value of property contributed by that Member, (c) that Member's allocable share of Profits and any items in the nature of income or gain that are specially allocated to that Member (not including allocations pursuant to
Section  5.4  hereof)  and (d) the amount of any  Company  liabilities  that the
Member assumes or takes subject to under Code Section 752. There shall be debited against each Member's Capital Account (i) the amount of all distributions of cash to that Member unless a distribution to the Member is a loan or is deemed a payment under Code Section 707(c), (ii) the Gross Asset Value of property distributed to that Member by the Company, (iii) that Member's allocable share of Losses and any items in the nature of expenses or losses which are specially allocated to that Member (not including allocations pursuant to Section 5.4 hereof), and (iv) the amount of any liabilities of that Member that the Company assumes or takes subject to under Code Section 752. The transferee of all or a portion of an Interest shall succeed to that portion of the transferor Member's Capital Account that is allocable to the portion of the Interest transferred. This definition of Capital Account and the other provisions herein relating to the maintenance of Capital Accounts are intended to comply with Treasury Regulation Sections 1.704-1(b) and 1.704-2 and shall be interpreted and applied in a manner consistent with those Treasury Regulation Sections. In the event the Board of Directors reasonably determines that it is prudent to modify the manner in which the Capital Accounts, or any debits or credits thereto (including, without limitation, debits or credits relating to liabilities that are secured by contributed or distributed property or which are assumed by the Company or the Members), are computed in order to comply with that Treasury Regulation, the Board of Directors may make such modification. The Board of Directors shall also make any appropriate modifications in the event unanticipated events might otherwise cause this Agreement not to comply with Treasury Regulation Sections 1.704-1(b) and 1.704-2.

     "Bona Fide Third Party" shall mean an entity less than five percent (5%) of the stock or other ownership of which is owned directly or indirectly by any Member or its respective Affiliates, which has equal or better financial stability as the Company.

     "Capital Contribution" means, with respect to any Member, the amount of money contributed by that Member to the Company and, if property other than money is contributed, the initial Gross Asset Value of such property, net of liabilities assumed or taken subject to by the Company.

     "Closing" shall mean the closing on the Initial Closing Date, as defined in the Transfer Agreement.

     "Code" means the Internal Revenue Code of 1986 (or successor thereto), as amended from time to time.

     "Company" means the limited liability company formed pursuant to this Agreement, as such limited liability company may from time to time be constituted.

     "Control" shall mean the right, directly or indirectly, to elect a majority of the Board of Directors, Operating Committee or similar governing body of an entity.

     "Defaulting Member" means a Member that has committed an event of default as described in Section 7.5 hereof.

     "Depreciation" means, for each Fiscal Year or other period, an amount equal to the depreciation, amortization or other cost recovery deduction allowable with respect to an asset for that year or other period, except that if the Gross Asset Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of the Fiscal Year or other period, Depreciation shall be an amount which bears the same ratio to that different Gross Asset Value (as originally computed) as the federal income tax depreciation, amortization, or other cost recovery deduction for that Fiscal Year or other period bears to the adjusted tax basis (as originally computed); provided, however, that if the federal income tax depreciation, amortization or other cost recovery deduction for the applicable year or period is zero, Depreciation shall be determined with reference to the Gross Asset Value (as originally computed) using any reasonable method selected by the Board of Directors.

     "Effective Date" means the date of this Agreement.

     "Fair Market Value" shall have the meaning set forth in Section 13.18.

     "Fiscal Year" means the year on which the accounting and federal income tax records of the Company are kept.

     "Gross Asset Value" means with respect to any Company asset, the asset's Adjusted Basis, except as follows:

          (a) the initial Gross Asset Value of any asset contributed by a Member to the Company shall be the gross fair market value of that asset, as determined by the contributing Member and the non-contributing Member;

          (b) the Gross Asset Value of all Company assets shall be adjusted to equal their respective gross fair market values, as determined by the Board of Directors, as of the date upon which any of the following occurs: (i) the acquisition of an additional interest in the Company after the Effective Date by any new or existing Member, in exchange for more than a de minimis Capital Contribution or the distribution by the Company to a Member of more than a de minimis amount of Company property as consideration for an interest in the Company, if the Board of Directors determines that such adjustment is necessary or appropriate to reflect the relative economic interest of the Members of the Company; and (ii) the liquidation of the Company within the meaning of Treasury Regulation
     Section 1.704- 1(b)(2)(ii)(g);

          (c) the Gross Asset Value of any Company asset distributed to any Member shall be the gross fair market value of that asset on the date of distribution, as determined by the Member receiving that distribution and the other Member; and

          (d) if an election under Code Section 754 has been made, the Gross Asset Value of Company assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of the assets pursuant to Code
     Section 734(b) or Code Section 743(b), but only to the extent that those adjustments are taken into account in determining Capital Accounts pursuant to Treasury Regulation Section 1.704-1(b)(2)(iv)(m) and Section 5.2(g) hereof; provided, however, that Gross Asset Value shall not be adjusted pursuant to this subsection (d) to the extent that the Board of Directors determines that an adjustment pursuant to subsection (b) hereof is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this subsection (d).

If the Gross Asset Value of an asset has been determined or adjusted hereby, that Gross Asset Value shall thereafter be determined by taking into account all adjustments for Depreciation, if any, taken with respect to that asset for purposes of computing Profits and Losses.

     "Interest" means the interest of a Member in the Company representing such Member's rights, powers and privileges as specified in this Agreement.

     "Lien" means any pledge, lien (including tax lien), charge, claim, encumbrance, security interest, mortgage, option, restriction on transfer (including, without limitation, any buy-sell agreement or right of first refusal or offer), forfeiture, penalty, equity or other right of another person of every nature and description whatsoever.

     "Material Breach" shall mean a breach of an obligation under this Agreement or any of the Ancillary Agreements which, if not cured as provided in Section 7.5, would have a material adverse impact on the sales, operations, profitability, prospects or financial viability of the Company or the rights of any Member under such agreement.

     "Member" means any Person that executes this Agreement as a Member, and any other Person admitted to the Company as an additional or substituted Member, that has not made a disposition of such Person's entire Interest.

     "Member Loan" means a loan to the Company from a Member in accordance  with
Section 3.3 hereof.

     "Member Minimum Gain" means an amount, with respect to each Member Nonrecourse Debt, equal to the Minimum Gain that would result if such Member Nonrecourse Debt were treated as a nonrecourse liability, determined in accordance with Treasury Regulation Section 1.704-2(i).

     "Member Nonrecourse Debt" shall have the meaning of "partner nonrecourse debt" set forth in Treasury Regulation Section 1.704-2(b)(4).

     "Minimum  Gain" shall have the  meaning  set forth in  Treasury  Regulation
Section 1.704-2(d).

     "Participating Percentage" shall have the meaning set forth in Section 1.4.

     "Permitted Encumbrances" shall mean (a) liens for any current real estate or ad valorem taxes or assessments not yet delinquent or being contested in good faith by appropriate proceedings; (b) inchoate mechanic's, materialmen's, laborer's, and carrier's liens and other similar inchoate liens arising by operation of law or statute in the ordinary course of the business of the contributing Member for obligations which are not delinquent and which will be paid or discharged in the ordinary course of such business by the contributing Member assumed by the Company in accordance with the Transfer Agreement, and (b) Liens disclosed on Exhibit A (as to the Lear Assets) or Exhibit B (as to the Donnelly Assets).

     "Person" means an individual, firm, corporation, partnership, limited liability company, limited liability partnership, association, estate, trust, pension or profit-sharing plan, or any other entity, including any governmental entity.

     "Prime Rate" means the annual base rate of interest charged by Comerica Bank, Detroit, Michigan, or any successor thereof, for corporate loans, and referred to by such bank as its "prime rate" or, if no such rate is so referred to by such bank, the annual rate of interest charged by such bank on 90-day unsecured commercial loans to its most creditworthy borrowers, which rate is to be adjusted on the first day of each calendar quarter.

     "Products" means automobile or truck interior overhead modular systems and components including hard trim components, harness and electrification interface to body harness, electronic value added features, interior trunk and engine compartment lighting components and assemblies, substrates and complete headliners, sun visors, overhead consoles, handles, hooks, and other miscellaneous overhead trim installed above the "belt line" of an automobile or truck, but excluding (a) mirrors and other rear vision systems and electronic and other value added features incorporated into or attached to such mirrors and rear vision systems, (b) windows, (c) sunroofs and (d) pillars which are not attached to or an integral part of the headliner.

     "Profits" and "Losses" means for each Fiscal Year or other period, an amount equal to the Company's taxable income or loss for that year or period, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to Code Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

          (a) any income of the Company exempt from federal income tax not otherwise taken into account in computing Profits or Losses shall be added to that taxable income or loss;

          (b) any expenditures of the Company described in Code Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Treasury Regulation Section 1.704-1(b)(2)(iv)(i), shall be subtracted from that taxable income or loss;

          (c) in the event the Gross Asset Value of any Company asset is adjusted as required by subsections (b) or (c) of the definition of Gross Asset Value, the amount of that adjustment shall be taken into account as gain or loss from the disposition of that asset (assuming the asset was disposed of just prior to the adjustment) for purposes of computing Profits or Losses in the Fiscal Year of adjustment;

          (d) gain or loss resulting from any disposition of Company property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of the property disposed of, notwithstanding that the Adjusted Basis of that property may differ from its Gross Asset Value;

          (e) in lieu of the depreciation, amortization and other cost recovery deductions taken into account in computing the taxable income or loss, there shall be taken into account the Depreciation for the Fiscal Year or other period; and

          (f) any items of income, gain, loss or deduction that are specially allocated shall not be taken into account in computing Profits or Losses.

     "Purchase and Supply Agreement" shall mean an agreement between the Company and a Member in substantially the form attached hereto as Exhibit G and H.

     "Registered Agent" means the Registered Agent for service of process on the Company in the State of Michigan, which Agent may be either an individual resident of the State of Michigan or a corporation authorized to do business in the State of Michigan.

     "Registered Office" means the business office in the State of Michigan of the Registered Agent.

     "Selling Member" shall mean a Member which desires to sell, transfer or otherwise dispose of its Interest or Interest pursuant to the provisions of this Agreement.

     "Tax Matters  Member"  means the "tax  matters  partner" as defined in Code
Section 6231(a)(7).

     "Transfer" means to, directly or indirectly, sell, assign, transfer, give, donate, pledge, hypothecate, deposit, alienate, bequeath, devise or otherwise transfer, dispose of or encumber to any Person other than the Company.

     "Transferee" means a Person to whom a Transfer is made.

     "Treasury Regulations" means pronouncements, as amended from time to time, or their successor pronouncements, which clarify, interpret and apply the provisions of the Code, and which are designated as "Treasury Regulations" by the United States Department of the Treasury.

                                  ARTICLE XIII.
                                  Miscellaneous

     13.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without giving effect to any applicable principles of conflicts of laws.

     13.2 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered
(i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

         To Lear:                  Lear Corporation
                                   21557 Telegraph Road
                                   Southfield, MI  48034
                                   Attention: Vice President and General Counsel Telecopy No. (248) 746-1677

         To Donnelly:              Donnelly Corporation
                                   414 East Fortieth Street
                                   Holland, MI  49423
                                   Attention:  John Donnelly
                                   Telecopy No. (616) 786-6034

         With copy to:             Daniel C.  Molhoek
                                   Varnum, Riddering, Schmidt & Howlett
                                   333 Bridge St. N.W.
                                   Grand Rapids, Michigan 49504
                                   Telecopy No. (616) 336-7000

     13.3 Severability. If any provision of this Agreement shall be conclusively determined by a court of competent jurisdiction to be invalid or unenforceable to any extent, the remainder of this Agreement shall not be affected thereby.

     13.4 Binding Effect. Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the Members, their respective successors, legal representatives, and permitted assigns.

     13.5 Pronouns and Plurals. All pronouns and any variations thereof are deemed to refer to the masculine, feminine, neuter, singular or plural as the identity of the appropriate Person(s) may require.

     13.6  No  Third  Party  Rights.   This  Agreement  is  intended  to  create
enforceable rights between the parties hereto only, and creates no rights in, or obligations to, any other Persons whatsoever.

     13.7 Time is of Essence. Time is of the essence in the performance of each and every obligation herein imposed.

     13.8 Further Assurances. The parties hereto shall execute all further instruments and perform all acts which are or may become necessary to effectuate the intent and accomplish the purposes of this Agreement.

     13.9 Estoppel Certificates. The Members hereby agree that, at the request from time to time of any Member, they will each execute and deliver an estoppel certificate stating, to the extent true, that this Agreement is in full force and effect and that to the best of such Member's knowledge and belief there are no defaults by any Member (or that certain defaults exist), as the case may be, under this Agreement.

     13.10 Schedules Included in Exhibits; Incorporation by Reference. Any reference to an Exhibit to this Agreement contained herein shall be deemed to include any Schedules to such Exhibit. Each of the Exhibits referred to in this Agreement, and each Schedule to such Exhibits, is hereby incorporated by reference in this Agreement as if such Schedules and Exhibits were set out in full in the text of this Agreement.

     13.11 Amendments. This Agreement may not be amended except by unanimous written agreement of all of the Members executed by duly authorized officers.

     13.12 Creditors. None of the provisions of this Agreement shall be for the benefit of or enforceable by any creditors of the Company.

     13.13 Counterparts; Facsimile Transmission. This Agreement may be executed by the parties hereto in counterparts, each of which shall be deemed to be an original instrument, but all of which together shall constitute one and the same instrument. The Agreement may be executed and delivered by facsimile transmission.

     13.14 Entire Agreement; Section Headings. This Agreement constitutes the entire Agreement among the parties hereto relating to the subject matter hereof and supersedes all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     13.15 Assignment. This Agreement and each and every covenant, term and condition hereof shall be binding upon and inure to the benefit of the Members hereto and their respective successors and permitted assigns. Except as otherwise specifically provided in this Agreement, neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any Member hereto to a third party without the prior written consent of all the Members to this Agreement.

     13.16 No Agency Created. This Agreement does not create any agency relationship between the Members. No Member hereto shall have any authority to enter into, assume or create any obligations or agreements on behalf of or in the name of any other of the Members.

     13.17 Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or related to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute (excluding business decisions to be voted on by Members or Directors) arises among the Members under this Agreement or any Ancillary Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one Member to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. The parties specifically acknowledge and agree that the provisions of the Noncompetition Agreements shall be specifically enforceable by a court of competent jurisdiction and that any claim for damages under this Agreement or any Ancillary Agreement (including the Noncompetition Agreements), although arising out of the same facts and circumstances, shall nonetheless be resolved through arbitration hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If he or she will not, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either Member may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing Member as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the Member not giving the Arbitration Notice.

     13.18 Fair Market Value. The Fair Market Value of any Member's Interest shall mean the consideration that a willing buyer will pay a willing seller to accept. The parties will attempt to agree on such a Fair Market Value in the manner provided in subsection (b). If the parties cannot agree on a Fair Market Value, then the Fair Market Value shall be determined as follows:

          (a) The Members shall attempt to mutually agree upon an independent investment banker or independent appraiser of established reputation which shall determine such Fair Market Value. The Members shall have sixty (60) days after one Member has requested an appraisal to agree on such an independent appraiser.

          (b) If the Members cannot mutually agree on an independent appraiser in accordance with the provisions of subsection (a), then:

               (i) Each Member, within thirty (30) days, shall select an independent investment banker or independent appraiser of established reputation, qualified to determine the Fair Market Value of the Interest.

               (ii) The independent investment bankers or appraisers so selected mutually shall select a third independent investment bankers or appraiser of established reputation which is qualified to determine the Fair Market Value of the Interest and which shall have no material relationship with either party, and

               (iii) The Fair Market Value shall be the value agreed upon by two of the three independent investment bankers or appraisers so selected, or absent agreement, the average of the two closest values calculated by the investment bankers or appraisers.

               (iv) If either Member fails to appoint an investment banker or appraiser within thirty (30) days, the investment bankers or appraiser appointed by the Member which does appoint an investment banker or appraiser shall determine the Fair Market Value.

     (c) The Fair Market Value of an Interest shall be the Fair Market Value of the Company multiplied by a fraction the numerator is the Interests percentage interest in the profits and losses of the Company and the denominator of which is 100.

     (d) Each Member shall have an opportunity to meet with the investment bankers or appraisers to present its information relative to the Fair Market Value being determined.

     (e) Each Member shall bear the cost of any investment bankers or independent appraiser that it selects. If only one investment banker or appraiser has been selected or if a third investment banker or appraiser is appointed, the cost of that investment banker or appraiser shall be borne equally by the Members. Each Member shall bear its respective internal costs of the appraisal.

     IN WITNESS WHEREOF, the parties have executed this Operating Agreement by their duly authorized officer effective as of the day and year first above written.

WITNESSED BY:                          DONNELLY CORPORATION


/s/ Daniel C.  Molhoek                 By/s/ Dwane Baumgardner
                                             Dwane Baumgardner
                                       Its:Chief Executive Officer and President

                                       Date:___________________________________


WITNESSED BY:                          LEAR CORPORATION


Kenneth Lango                          By /s/ J.F. McCarthy
                                       Its Vice President
                                       Date: __________________________________


WITNESSED BY:                          AUTOMOTIVE INDUSTRIES
                                       MANUFACTURING, INC.


By   Kenneth Lango                     By/s/ J.F. McCarthy

                                             Vice Pres.

                                  EXHIBIT LIST


     A.   Promissory Note

     B.   Transfer Agreement

     C-1  Donnelly Leased Worker Agreement

     C-2  Lear Leased Worker Agreement

     D-1  Donnelly Technology License Agreement

     D-2  Lear Technology License Agreement

     E.   Purchase and Supply Agreement

     F.   Donnelly Noncompetition and Non-Solicitation Agreement

     G.   Lear Noncompetition and Non-Solicitation Agreement

     H.   EBITDA for 1998 and 1999

                                 Schedule 4.5(d)


     Any entity which directly or through an Affiliate:

     1) Manufactures and sells more than $750 million of automotive seats in any year;

     2) Manufactures and sells more than $100 million of automotive windows in any year;

     3) Manufactures and sells more than $50 million of automotive mirrors in any year; or

     4) Manufactures and sells more than $50 million of electronics for use in automotive dashboards, consoles, overhead systems and mirrors in any year.

                                    EXHIBIT B


                              AMENDED AND RESTATED
                               TRANSFER AGREEMENT


     THIS AMENDED AND RESTATED TRANSFER AGREEMENT (this "Agreement") is entered into as of this 31st day of October, 1997, by and among LEAR CORPORATION, a Delaware corporation ("Lear"), AUTOMOTIVE INDUSTRIES MANUFACTURING INC., a
Delaware corporation ("AIM"), DONNELLY CORPORATION, a Michigan corporation ("Donnelly"), and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company (the "Company"). Lear, AIM and Donnelly are sometimes referred to in this Agreement as the "Transferors" or individually as a "Transferor."

                                    RECITALS:

     WHEREAS, Lear and Donnelly as members of the Company have executed an Operating Agreement of the Company dated September 3, 1997 (the "Operating Agreement"), which Operating Agreement provides for the transfer of certain assets from Lear, Donnelly and Eurotrim to the Company and the assumption by the Company of certain liabilities of Lear, Donnelly and Eurotrim;

     WHEREAS, Lear and Donnelly and the Company have entered into a Transfer Agreement, dated September 3, 1997 (the "Original Transfer Agreement"), and the parties hereto desire that this Agreement should amend, restate and supersede the Original Transfer Agreement;

     WHEREAS, Donnelly desires to transfer to the Company all of the outstanding common stock of Donnelly Eurotrim Limited, a corporation incorporated under the laws of the Republic of Ireland ("Eurotrim");

     WHEREAS, Lear desires to transfer to the Company the entire ownership interest of Empetek autodily, s.r.o., a corporation incorporated under the laws of the Czech Republic ("Empetek");

     NOW THEREFORE, in consideration of and in reliance upon the mutual representations, warranties and obligations in this Agreement and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree and hereby amend and restate the Original Transfer Agreement as follows:

                                    ARTICLE 1
                               TRANSFER OF ASSETS

     1.1 Definition Reference.  Certain capitalized terms are defined in Article
10. Capitalized terms not defined herein shall have the meaning ascribed to them in the Operating Agreement.

     1.2 Transferred Lear Assets. As of the closing dates indicated (as defined in Article 7), Lear and AIM will convey, transfer and assign to the Company, free and clear of all Liens other than Permitted Encumbrances, and the Company hereby accepts, the following assets (collectively, the "Transferred Lear Assets"):

          (a) the entire ownership interest of Empetek (to be transferred as of the Initial Closing Date);

          (b) Lear's Marlette, Michigan facility described on Schedule 1.2(b)(1) and all machinery, equipment, tools, fixtures, furniture and other fixed assets located at such facility, including but not limited to those assets listed on Schedule 1.2(b)(2) and inventory and supplies associated therewith (to be transferred as of the Initial Closing Date);

          (c) the machinery, equipment, tools, fixtures, furniture and other assets located at Lear's Sheboygan, Wisconsin facility and at Lear's Colne and Tipton, England facilities are listed on Schedules1.2(c)(1), (2) and
     (3), respectively (to be transfered as of the Initial Closing Date). The inventory and supplies associated with the Sheboygan, Colne and Tipton facilities will be transferred as of one or more Subsequent Closing Dates. The inventories shall be at least equal to the amounts reflected on the applicable balance sheets as of October 31, 1997, and AIM or Lear will contribute to the Company an amount in cash equal to any shortfall in the amount of inventory or the Company will refund to AIM or Lear an amount in cash equal to any excess over the October 31, 1997 amount. Prior to December 31, 1997, the parties will review the feasibility and desirability of modifying the purchasing arrangement between the Company and Lear with the Company assuming control of the production and/or inventory at the Sheboygan, Colne and Tipton facilities.;

          (d) all accounts receivable of Lear or AIM arising on or after November 1, 1997, which are related to the business operations and assets of the businesses referenced in (b) above, except retained tooling receivables as provided in Subsection B below (to be transferred as of the Initial Closing Date);

          (e) all of the assets specifically identified in Schedule 1.2(e) or otherwise reflected on the balance sheets included as part of Schedule 1.2(e) (as of the respective closing dates indicated); and

          (f) all completed tooling which is related to the business operations and assets of the businesses referred to in (a) - (c) above shall be transferred (as of the respective closing dates indicated); all tooling which is applicable to Products sold by Lear for vehicles in which the Product launch will occur prior to November 1, 1997, shall be completed by Lear through customer approval and then transferred to the Company. Any tooling which is related to the business operations and assets of the businesses referred to in (a) - (c) above for future programs with a start of production date after November 1, 1997, shall be transferred (as of the respective closing dates indicated) at its work-in-process stage together with any liabilities or prepaid assets associated with such work in process tools.

Notwithstanding anything set forth in this Section 1.2, all assets of Lear or AIM not described in (a) through (f) above, including, but not limited to, the following assets, shall be excluded from the transfers contemplated hereby (the "Excluded Lear Assets"):

          A. all accounts receivable of Lear or AIM relating to the businesses transferred as described in Subsection (c) above arising at any time, and all accounts receivable of Lear or AIM relating to the businesses transferred as described in Subsections (b) above arising prior to November 1, 1997;

          B. accounts receivable or payments with respect to tooling completed or to be completed by Lear as described in Subsection (f) above; and

          C. all of the assets specifically identified in Schedule 1.2(C) hereto.

     1.3 Transferred Donnelly Assets. As of the closing dates indicated (as defined in Article 7), Donnelly and Eurotrim will convey, transfer and assign to the Company, free and clear of all Liens other than Permitted Encumbrances, and the Company hereby accepts, the following assets (collectively, the "Transferred Donnelly Assets"):

          (a) Donnelly's 128th South facility in Holland,  Michigan described on
     Schedule 1.3(a)(1) and all machinery, equipment, tools, fixtures, furniture and other fixed assets located at such facility, including but not limited to the machinery, equipment and other tangible assets of DHT located at such facility and those assets listed on Schedule 1.3(a)(2) and all inventory and supplies associated therewith, but excluding certain furniture and fixtures and equipment related to Donnelly Customer Business Units located at such facility, including but not limited to those assets listed on Schedule 1.3(a)(3) (to be transferred as of the Initial Closing
     Date);

          (b) certain specified machinery, equipment, tools, fixtures, furniture and other assets located at Donnelly's Grand Haven, Michigan facility described on Schedule 1.3(b) (to be transferred as of the Initial Closing
     Date) and the inventory and supplies associated therewith (to be transferred as of one or more Subsequent Closing Dates). The inventories shall be at least equal to the amounts reflected on the applicable balance sheet as of October 31, 1997, and Donnelly will contribute to the Company an amount in cash equal to any shortfall in the amount of inventory or the Company will refund to Donnelly an amount in cash equal to any excess over the October 31, 1997 amount. Prior to December 31, 1997, the parties will review the feasibility and desirability of modifying the purchasing arrangement between the Company and Donnelly with the Company assuming control of the production and/or inventory at the Grand Haven facility);

          (c) all of the issued and outstanding shares of capital stock of Eurotrim (to be transferred as of the Initial Closing Date);

          (d) [intentionally omitted]

          (e) all of the assets specifically identified in Schedule 1.3(e) or otherwise reflected on the balance sheets included as part of Schedule 1.3(e) (as of the respective closing dates indicated); and

          (f) all completed tooling which is related to the business operations and assets referred to in (a)-(b) above shall be transferred as of the respective closing dates indicated; all tooling which is applicable to Products sold by Donnelly for vehicles in which the Product launch will occur prior to November 1, 1997, shall be completed by Donnelly through customer approval and then transferred to the Company. Any tooling which is related to the business operations and assets of the businesses referred to in (a) - (b) above for future programs with a start of production date after November 1, 1997, shall be transferred (as of the respective closing dates indicated) at its work-in-process stage together with any liabilities or prepaid assets associated with such work in process tools.

Notwithstanding anything set forth in this Section 1.3, all assets of Donnelly not described in (a) through (f) above, including, but not limited to, the following assets, shall be excluded from the transfers contemplated hereby (the "Excluded Donnelly Assets"):

          A. all accounts receivable of Donnelly arising at any time;

          B. accounts receivable or payments with respect to tooling completed or to be completed by Donnelly as described in Subsection (f) above; and C. all of the assets specifically identified in Schedule 1.3C hereto.

     1.4 Transfer of Contracts. As of the closing dates indicated on Schedule 1.4, Donnelly, Lear and AIM will convey, transfer and assign to the Company and the Company will assume their respective rights and obligations under their respective contracts identified on Schedule 1.4 (the "Assigned Contracts"), subject to any required approvals. The Assigned Contracts will include Donnelly's production and supply contract with Aeroplex. 1.5 Relocating Assets and Operations. The responsibility for and expense of moving the transferred assets shall allocated as follows:

          (a) Lear shall be responsible for all of the relocation and set-up expenses relating to the transfer of the Transferred Lear Assets located in the Sheboygan, Wisconsin facility to the Marlette, Michigan facility, which relocation shall be completed on or before July 1, 2000, unless otherwise approved by the Members.

          (b) Lear shall be responsible for all of the relocation and set-up expenses relating to the transfer of the Transferred Lear Assets located in the Colne, England facility to the Tipton, England facility, which relocation shall be completed on or before July 1, 2000, unless otherwise approved by the Members.

          (c) Lear shall be responsible for all of the relocation and set-up expenses relating to the transfer of the Transferred Lear Assets located in the Tipton, England facility (including the Lear Transferred Assets from Colne, England) to another facility, at a location to be determined by the Company, which relocation shall be completed on or before July 1, 2000, unless otherwise approved by the Members.

          (d) Donnelly shall be responsible for all of the relocation and set-up expenses relating to the transfer of the Transferred Donnelly Assets located in the Grand Haven, Michigan facility to the facility located at 128 South, Holland, Michigan, or to Marlette, Michigan which relocation shall be completed on or before July 1, 2000 unless otherwise approved by the Members.

     1.6 Certain Production. With respect to the Grand Haven, Sheboygan, Colne and Tipton facilities, any production being conducted at such facilities as of the Closing Date applicable to such facility may continue to be conducted at such facility at the discretion of the Transferor with respect to that facility. With respect to production to be commenced after the Closing Date applicable to such facility, the parties to this Agreement may by mutual written consent agree to conduct such production at such facility; provided, however, that the Company shall have the unilateral right (exercisable upon nine months advance notice) to require that such product be removed from such facility to a location designated by the Company.

     1.7 Capital Expenditures. With respect to each of the facilities referenced in Section 1.5 hereof, the Company shall pay the costs of those capital expenditures related to the production of Products that are approved in advance by the Company.

     1.8 Eurotrim. The parties intend and agree to operate Eurotrim's business at Eurotrim's present location in Naas, Ireland.

                                    ARTICLE 2
                            ASSUMPTION OF LIABILITIES

     2.1 Assumed Lear Liabilities. As of the closing dates indicated, the Company will assume the following specified debts, liabilities and obligations of Lear and AIM (the "Assumed Lear Liabilities"):

          (a) all accounts payable of Lear and AIM incurred after November 1, 1997, which are related to the Transferred Lear Assets and the business being transferred by Lear and AIM to the Company, except (i) costs to complete tooling described in Section 1.2(f),

               (ii) costs to relocate  equipment  as provided in Section 1.5 and
          (iii) accounts payable related to the business operation and assets described in Section 1.2(c).

          (b) those  liabilities  reflected  on the balance  sheets  included in
     Schedule 1.2(e) or otherwise specifically identified on Schedule 2.1(as of the respective closing dates indicated).

     2.2 Assumed Donnelly Liabilities. As of the closing dates indicated, the Company will assume the following specified debts, liabilities and obligations of Donnelly (the "Assumed Donnelly Liabilities"):

          (a) all accounts payable of Donnelly incurred after November 1, 1997, which are related to the Transferred Donnelly Assets and the business being transferred by Donnelly to the Company, except (i) costs to complete tooling described in Section 1.3(f), (ii) costs to relocate equipment as provided in Section 1.5 and (iii) accounts payable related to the business operation and assets described in Section 1.3(b); and

          (b) those  liabilities  reflected  on the balance  sheets  included in
     Schedule 1.3(e) or otherwise specifically identified on Schedule 2.2 (as of the respective closing dates indicated).

     2.3 Excluded Liabilities. Except for the liabilities expressly assumed by the Company under the terms of this Agreement, the Company is not assuming and shall not be liable for any debts, liabilities or obligations of, or litigation or claims against, Lear, AIM, Donnelly or their respective subsidiaries and affiliates.

                                    ARTICLE 3
                       CAPITAL CONTRIBUTION AND PRORATIONS

     3.1 Capital Contributions. The assets transferred to the Company as described in Article 1 are capital contributions and/or loans to the Company as provided in the Operating Agreement.

     3.2 Prorations. As of the applicable closing dates , the real and personal property taxes, water, gas, electricity and other utilities, local business or other license fees or taxes, rents and other similar periodic charges shall be prorated between the appropriate Transferor and the Company, with such Transferor bearing the pro rata portion of such taxes, charges and other amounts which relate to the period prior to the date of this Agreement and the Company bearing the pro rata portion of such taxes, charges and other amounts which relate to the period on and after the date of this Agreement.

                                    ARTICLE 4
                         REPRESENTATIONS AND WARRANTIES

     Each of Lear, AIM and Donnelly (each a "Transferor") represents and warrants to the Company and to the parties to this Agreement other than itself as follows with respect to itself:

     4.1  Corporate  Status and  Authority.  Transferor  is a  corporation  duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to own, lease and operate the Transferred Assets being transferred by such Transferor pursuant to this Agreement and to carry on that portion of its business being transferred to the Company pursuant to this Agreement. Transferor has the power and authority to execute, deliver and perform this Agreement and all other agreements and documents to be executed and delivered by it in connection herewith. Transferor is qualified to do business as a foreign corporation in each jurisdiction where the failure to do so would reasonably be expected to have a materially adverse effect on the Transferred Assets or business being transferred by such Transferor to the Company. The execution, delivery and performance of this Agreement and the transfer to the Company by Transferor of such Transferor's Transferred Assets have been duly authorized by all requisite corporate action on Transferor's part. Transferor has duly executed this Agreement, and this Agreement constitutes Transferor's legal, valid and binding obligation, enforceable against it in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, moratorium, reorganization or similar laws affecting creditors' rights and to equitable principles.

     4.2 Conflicts and Consents. Transferor's execution and delivery of this Agreement, and the performance of its obligations hereunder, do not (a) conflict with or violate any provision of Transferor's Articles of Incorporation or Bylaws, (b) violate or, alone or with notice or the passage of time or both, result in the breach or the termination of, or otherwise give any contracting party the right to terminate or declare a default under, the terms of any material written agreement relating to the business or the Transferred Assets being transferred by such Transferor to the Company pursuant to this Agreement, or (c) violate any judgment, order, decree, or any material law, statute, regulation or other judicial or governmental restriction to which Transferor is subject. Transferor is not required to make any filing with, or to obtain any permit, authorization, consent or approval of, any governmental or regulatory authority as a condition to the lawful performance by Transferor of its obligations hereunder, except for governmental approvals pursuant to the Merger Control Statute and Article 85.

     4.3 Title to Assets. Transferror has good and marketable title to the Transferred Assets being transferred by such Transferror to the Company pursuant to this Agreement, free and clear of all Liens except for Permitted Encumbrances. Title to the Transferred Assets being transferred by Transferor to the Company pursuant to this Agreement does not, and to its knowledge there exists no condition affecting the title to or use of any part of its Transferred Assets which would, prevent the Company from occupying, using, or enforcing its rights acquired hereunder in respect of any part of such Transferred Assets from and after the date of this Agreement to the same full extent that Transferror could continue to do so if the transactions contemplated hereby did not take place.

     4.4 Accounts Receivable. Those Transferred Assets being transferred by Transferor to the Company which are accounts receivable have arisen in the ordinary course of business, and are valid and collectible. None of Transferor's accounts receivable being transferred to the Company are or will be subject to any set-off or counterclaim.

     4.5 Inventories. Those Transferred Assets being transferred by Transferor which constitute finished goods inventory are saleable in the ordinary course of business consistent with past practice. All of Transferor's work-in-process, raw materials and supplies inventories which are included in the Transferred Assets can be used or consumed in the usual and ordinary course of business as now conducted and are not in amounts in excess of normal requirements.

     4.6 Condition of Assets. All of the Transferred Assets being transferred by the Transferor to the Company which are tangible assets are, in the aggregate, in good operating condition, normal wear and tear excepted, are capable of being used for their intended purpose in the ordinary course of business consistent with past practice and are, in the aggregate, all the assets necessary to conduct the business of Transferor being transferred to the Company.

     4.7 Owned Real Property. A complete and accurate legal description of each Transferor's Owned Real Property or Transferor's Leased Real Property included in the Transferred Assets and being transferred to the Company pursuant to this Agreement is set forth on Schedule 4.7. There are no currently pending condemnation proceedings which affect such Transferor's Owned Real Property being transferred or Transferor's Leased Real Property, the lease for which is being transferred, to the Company pursuant to this Agreement nor are there any currently ongoing improvements by any public authority, any part of the cost of which will be assessed against such Owned Real Property. Since January 1, 1997, Transferor has not experienced any material interruption in the delivery of adequate service of any utilities or other public authorities required in the operation of its business. The Transferor's Owned Real Property and Transferor's Leased Real Property have adequate water supply, and storm and sanitary sewage facilities for the current needs of the business as conducted by the Transferor. The buildings located on the Owned Real Property are free of any material structural defects or zoning, use or other restrictions which could reasonably be expected to threaten their continued operation in substantially the same manner as currently operated by the Transferor.

     4.8 Environmental Matters. Except as set forth on Schedule 4.8(a) with respect to Lear or AIM or on Schedule 4.8(b) with respect to Donnelly:

          (a) Neither the Transferred Assets transferred by such Transferror nor any real property leased by Transferor which lease is being assumed by the Company nor any real property where the business being transferred by Transferor to the Company is being conducted contain or have previously contained any Hazardous Substances or underground storage tanks.

          (b) To the Knowledge of Transferor, there has been no Release of any Hazardous Substances at any or from any properties adjacent to any of Transferor's Owned Real Property, any real property leased by Transferor which lease is being assumed by the

     Company or any real property where the business being transferred to the Company is being conducted.

          (c) The business and Transferred Assets of Transferor being transferred to the Company, any real property leased by Transferor which lease is being assumed by the Company and any real property where the business being transferred by Transferor to the Company is being conducted have complied and are in compliance with all Environmental Laws in all material respects.

          (d) With respect to the business and the Transferred Assets being transferred by Transferor to the Company, any real property leased by Transferor which lease is being assumed by the Company and any real property where the business being transferred by Transferor to the Company is being conducted, Transferor has obtained and is in material compliance with all permits, licenses, and other authorizations that are required pursuant to Environmental Law.

          (e) With respect to the business and Transferred Assets being transferred by Transferor to the Company, any real property leased by Transferor which lease is being assumed by the Company and any real property where the business being transferred by Transferor to the Company is being conducted, Transferor has not received any written or oral notice, report, or information regarding actual or alleged violations of Environmental Law, or any liabilities or potential liabilities, including any investigatory, remedial, or corrective obligations relating to it or its facilities arising under Environmental Law, the subject of which has not been fully resolved or settled.

          (f) With respect to the business and Transferred Assets being transferred by Transferor to the Company, any real property leased by Transferor which lease is being assumed by the Company and any real property where the business being transferred by Transferor to the Company is being conducted, Transferor has not treated, stored, disposed of, arranged  for or  permitted  the  disposal  of,  transported,  handled,  or
     released  any  substance,   including  without   limitation  any  Hazardous
     Substance, or owned or operated any property or facility (and no such property or facility is contaminated by any such substance) in a manner that has given or would give rise to liabilities, including any liability for response costs, corrective action costs, personal injury, property damage, natural resources damages, or attorney fees, pursuant to any Environmental Law.

          (g) Neither this Agreement nor the consummation of the transaction that is the subject of this Agreement will result in any obligations for site investigation or cleanup, or notification to or consent of government agencies, pursuant to any Environmental Law.

          (h) No environmental lien has attached to any of the Transferred Assets being transferred to the Company by Transferor.

          (i) No facts, events, or conditions relating to the business or Transferred Assets being transferred by such Transferor to the Company, any real property leased by Transferor which lease is being assumed by the Company or any real property where the business being transferred by Transferor to the Company is being conducted will prevent, hinder, or limit continued compliance with Environmental Law, give rise to any
     investigatory,    remedial,   or   corrective   obligations   pursuant   to
     Environmental Law, or give rise to any other liabilities pursuant to Environmental Law.

     4.9 Taxes. Transferor has filed all federal, state and local tax returns required to be filed by it with respect to the business and Transferred Assets being transferred by such Transferor to the Company, and has paid all taxes which have become due pursuant thereto or otherwise, other than taxes the liability for which is being contested in good faith. There are no tax claims, audits or proceedings pending in connection with the properties, business, income, expenses, net worth and franchises of Transferor and, to the Knowledge of Transferor, there are no such threatened claims, audits or proceedings.

     4.10 Financial Information. Schedule 4.10(a) with respect to Lear, AIM and Empetek, and Schedule 4.10(b) with respect to Donnelly and Eurotrim contain unaudited internal financial projections concerning the Transferred Assets and business operations being transferred by such Transferor to the Company (the "Financial Projections"). To the knowledge of Transferor, the assumptions underlying such Transferor's Financial Projections are accurate and there are no material facts known to such Transferor that would make such Financial Projections or underlying assumptions inaccurate or invalid.

     4.11 Litigation. No material claim, litigation, action, or proceeding is pending, or, to the knowledge of Transferor, threatened, and no order, injunction or decree is outstanding, against or relating to the business or Transferred Assets being transferred by Transferor to the Company or the Assumed Donnelly Liabilities or Assumed Lear Liabilities, as the case may be, of such Transferor which are being assumed by the Company, and, to the Knowledge of Transferor, there is no state of facts or event which would reasonably be expected to form the basis for such a claim, litigation, action, investigation or proceeding.

     4.12 Employee Benefits. Except as disclosed in Schedule 4.12 to this Agreement, with respect to the business, operations and Transferred Assets being transferred by each Transferor to the Company:

          (a) Transferor has delivered or made available to the other parties to this Agreement prior to the execution of this Agreement copies of all of Transferor's Benefit Plans currently adopted, maintained by, sponsored in whole or in party by, or contributed to by Transferor.

          (b) None of Transferor's Benefit Plans is or has been a "multiemployer plan" within the meaning of Section 3(37) of ERISA.

          (c) All of Transferor's Benefit Plans are in material compliance with the applicable terms of ERISA, the Internal Revenue Code and any other applicable laws, rules or regulations.

          (d) Each ERISA Plan of Transferor which is intended to be qualified under Section 401(a) of the Internal Revenue Code has received a favorable determination letter which takes into account the Tax Reform Act of 1986 and subsequent legislation for which a determination letter is available from the Internal Revenue Service, and Transferor is not aware of any circumstances likely to result in revocation of any such favorable determination letter.

          (e) As of the date of the most recent actuarial valuation, no Pension Plan of Transferor had any "unfunded current liability," as that term is defined in Section 302(d)(8)(A) of ERISA, and the fair market value of the assets of any such plan exceeds the plan's "benefit liabilities," as that term is defined in Section 4001(a)(16) of ERISA, which were determined under actuarial factors that would apply if the plan terminated in accordance with all applicable legal requirements and assuming the adoption of interest rate and mortality tables described in Section 417(e)(3)(A)(i) and the use of such interest rates published in January 1997, and assuming that all participants take a lump sum distribution of their vested accrued benefits on January 1, 1997. Since the date of the most recent actuarial valuation, there has been (i) no material change in the financial position of any Pension Plan of Transferor, (ii) no change in the actuarial assumptions with respect to any Pension Plan of Transferor, and (iii) no increase in benefits under any Pension Plan of Transferor as a result of plan amendments or changes in applicable law which is reasonably likely to materially adversely affect the funding status of any such plan.

     4.13 Labor and Employment Matters. Except as disclosed on Schedule 4.13 to this Agreement with respect to persons employed in connection with the business, operations and Transferred Assets being transferred by such Transferor to the
Company: (a) Transferor is not a party to any collective bargaining or similar agreement, (b) Transferor is in substantial compliance with any collective bargaining or similar agreement to which it is a party and with all applicable laws concerning employment and employment practices, terms and conditions of employment, wages and hours, occupational safety and health, and is not engaged in any material unfair labor or employment practices, (c) there is, and during twelve (12) months prior to the date of this Agreement there has been, no labor strike or other material dispute between Transferor and its employees, and (d) there are no material charges, investigations, administrative proceedings or formal complaints of discrimination pending against Transferor before any federal, state or local agency or court.

     4.14 Compliance with Contracts. With respect to the Assigned Contracts listed on Schedule 1.4, except as provided on such Schedule: (a) the Assigned Contracts are valid, binding and enforceable agreements in accordance with their terms; (b) neither Transferor nor the other party to any Assigned Contract to which such Transferor is a party is in default under or in breach of any thereof; (c) no event has occurred which, with notice or lapse of time or both, would constitute such a default or breach; and (d) there is no requirement to obtain the written consent of any third party to the assignment thereof to the Company. There have been no discussions or correspondence concerning the breach or termination of any of the foregoing and there is no default under or any breach of any of the foregoing by any other party thereto.

     4.15 Compliance with Laws. Transferor holds all material governmental permits, licenses, certificates, permits or other permissions necessary to use and operate the Transferred Assets of Transferor. Transferor is presently using the Transferred Assets and conducting its business in compliance with all applicable statutes, ordinances, rules, regulations and orders of any governmental authority, except for immaterial violations. Transferor is not subject to or in default under any judgment, order or decree of any court, administrative agency or other governmental authority applicable to the Transferred Assets or the business conducted using the Transferred Assets.

     4.16 Brokers and Finders. No broker, finder or other person or entity acting in a similar capacity has participated on behalf of Transferor in bringing about the transaction herein contemplated, rendered any services with respect thereto or been in any way involved therewith.

                                    ARTICLE 5
                REPRESENTATIONS AND WARRANTIES REGARDING EMPETEK

     Lear and AIM, jointly and severally, represent and warrant to the Company and Donnelly as follows:

     5.1 Capitalization. The registered ownership interest of Empetek consists of 26,354,000 Czech crowns, all of which have been contributed to Empetek. All of the registered ownership interest of Empetek has been duly authorized, is duly and validly issued and outstanding, is fully paid and nonassessable, and is owned of record and beneficially solely by Lear, free and clear of any Liens, charges or other encumbrances of any nature whatsoever. There are no outstanding options, warrants, contracts, preemptive rights, proxies, calls, commitments or demands or rights of any character obligating Empetek to issue any ownership interest or options or rights with respect thereto, and there are no existing or outstanding securities of any kind convertible or exchangeable for any ownership interest of Empetek. The Articles of Incorporation, Bylaws, minute books and stock books of Empetek which have been furnished to Donnelly are true and complete and current up to the date of this Agreement.

     5.2 Absence of Undisclosed Liabilities. Except to the extent specifically reflected and adequately reserved against in the balance sheet of Empetek included in Schedule 5.2 or otherwise disclosed in Schedule 5.2, Empetek had no material liabilities or obligations whatsoever, whether accrued, absolute, contingent or otherwise.

     5.3 Material Contracts. Except as set forth on Schedule 5.3, Empetek is not a party to nor bound by any contract or agreement that could reasonably be expected to result in aggregate payments by Empetek or liability of Empetek in excess of the amount identified in Schedule 5.3.

     5.4 Corporate Status and Authority. Empetek is a corporation duly organized, validly existing and in good standing under the laws of their respective jurisdictions of incorporation, with full corporate power and authority to own, lease and operate its assets and to carry on its business as presently conducted. Empetek is qualified to do business as a foreign corporation in each jurisdiction where the failure to do so would reasonably be expected to have a materially adverse effect on its assets or business. The execution, delivery and performance of this Agreement by Lear has been duly authorized by all requisite corporate action on Empetek's part.

     5.5 Conflicts and Consents. Lear's execution and delivery of this Agreement, and the performance of its obligations hereunder, do not (a) conflict with or violate any provision of Empetek's Articles of Incorporation or Bylaws,
(b) violate or, alone or with notice or the passage of time or both, result in the breach or the termination of, or otherwise give any contracting party the right to terminate or declare a default under, the terms of any material written agreement relating to Empetek's business or assets, or (c) violate any judgment, order, decree, or any material law, statute, regulation or other judicial or governmental restriction to which Empetek is subject.

     5.6 Title to Assets. Empetek has good and marketable title to its assets, free and clear of all Liens except for Permitted Encumbrances. Title to the assets of Empetek does not, and to their knowledge there exists no condition affecting the title to or use of any part of its assets which would, prevent Empetek from occupying, using, or enforcing its rights acquired hereunder in respect of any part of such sssets from and after the date of this Agreement to the same full extent that Empetek could continue to do so if the transactions contemplated hereby did not take place.

     5.7 Accounts Receivable. Empetek's accounts receivable have arisen in the ordinary course of business, and are valid and collectible. None of Empetek's accounts receivable are or will be subject to any set-off or counterclaim.

     5.8 Inventories. Empetek's finished goods inventory is saleable in the ordinary course of business consistent with past practice. All of Empetek's work-in-process, raw materials and supplies inventories which are included in the Transferred Assets can be used or consumed in the usual and ordinary course of business as now conducted and are not in amounts in excess of normal requirements.

     5.9 Condition of Assets. Empetek's tangible assets are, in the aggregate, in good operating condition, normal wear and tear excepted, are capable of being used for their intended purpose in the ordinary course of business consistent with past practice and are, in the aggregate, all the assets necessary to conduct the business of Empetek as presently conducted.

     5.10 Owned Real Property. A complete and accurate legal description of Empetek's Owned Real Property and Leased Real Property is set forth on Schedule
5.10. There are no currently pending condemnation proceedings which affect Empetek's Owned Real Property being transferred or Leased Real Property nor are there any currently ongoing improvements by any public authority, any part of the cost of which will be assessed against such Owned Real Property. Since January 1, 1997, Empetek has not experienced any material interruption in the delivery of adequate service of any utilities or other public authorities required in the operation of its business. Empetek's Owned Real Property and Leased Real Property have adequate water supply, and storm and sanitary sewage facilities for the current needs of the business as conducted by the Empetek. The buildings located on the Owned Real Property are free of any material structural defects or zoning, use or other restrictions which could reasonably be expected to threaten their continued operation in substantially the same manner as currently operated by Empetek.

     5.11 Environmental Matters. Except as set forth on Schedule 5.11,

          (a) Empetek's owned or leased real property does not contain and has not previously contained any Hazardous Substances or underground storage tanks.

          (b) To the Knowledge of Lear, there has been no Release of any Hazardous Substances at any or from any properties adjacent to any of Empetek's Owned Real Property or any real property leased by Empetek.

          (c) Empetek's business, assets and real property have complied and are in compliance with all Environmental Laws in all material respects.

          (d) Empetek has obtained and is in material compliance with all permits, licenses, and other authorizations that are required pursuant to applicable Environmental Law.

          (e) Empetek has not received any written or oral notice, report, or information regarding actual or alleged violations of Environmental Law, or any liabilities or potential liabilities, including any investigatory, remedial, or corrective obligations relating to it or its facilities arising under Environmental Law, the subject of which has not been fully resolved or settled.

          (f) Empetek has not treated, stored, disposed of, arranged for or permitted the disposal of, transported, handled, or released any substance, including without limitation any Hazardous Substance, or owned or operated any property or facility (and no such property or facility is contaminated by any such substance) in a manner that has given or would give rise to liabilities, including any liability for response costs, corrective action costs, personal injury, property damage, natural resources damages, or attorney fees, pursuant to any Environmental Law.

          (g) Neither this Agreement nor the consummation of the transaction that is the subject of this Agreement will result in any obligations for site investigation or cleanup, or notification to or consent of government agencies, pursuant to any Environmental Law.

          (h) No environmental lien has attached to any of material assets of Empetek.

          (i) No facts, events, or conditions relating to Empetek or its assets will prevent, hinder, or limit continued compliance with Environmental Law, give rise to any
     investigatory,    remedial,   or   corrective   obligations   pursuant   to
     Environmental Law, or give rise to any other liabilities pursuant to Environmental Law.

     5.12 Taxes. Empetek has filed all federal, state and local tax returns required to be filed by it, and has paid all taxes which have become due pursuant thereto or otherwise, other than taxes the liability for which is being contested in good faith. There are no tax claims, audits or proceedings pending in connection with the properties, business, income, expenses, net worth and franchises of Empetek and, to the Knowledge of Lear, there are no such threatened claims, audits or proceedings.

     5.13 Litigation. No material claim, litigation, action, or proceeding is pending, or, to the knowledge of Lear, threatened, and no order, injunction or decree is outstanding, against or relating to Empetek, there is no state of facts or event which would reasonably be expected to form the basis for such a claim, litigation, action, investigation or proceeding.

     5.14 Employee Benefits. Except as disclosed in Schedule 5.14 to this Agreement, with respect to Empetek:

          (a) Empetek has delivered or made available to the other parties to this Agreement prior to the execution of this Agreement copies of all of Empetek's Benefit Plans currently adopted, maintained by, sponsored in whole or in party by, or contributed to by Empetek.

          (b) All of Empetek's Benefit Plans are in material compliance with theapplicable terms of all applicable laws, rules or regulations.

     5.15 Labor and Employment Matters. Except as disclosed on Schedule 5.15 to this Agreement: (a) Empetek is not a party to any collective bargaining or similar agreement, (b) Empetek is in substantial compliance with any collective bargaining or similar agreement to which it is a party and with all applicable laws concerning employment and employment practices, terms and conditions of employment, wages and hours, occupational safety and health, and is not engaged in any material unfair labor or employment practices, (c) there is, and during twelve (12) months prior to the date of this Agreement there has been, no labor strike or other material dispute between Empetek and its employees, and (d) there are no material charges, investigations, administrative proceedings or formal complaints of discrimination pending against Empetek before any federal, state or local agency or court.

     5.16 Compliance with Contracts.  With respect to the material  contracts of
Empetek: (a) such contracts are valid, binding and enforceable agreements in accordance with their terms; (b) neither Empetek nor the other party to such material contract to which Empetek is a party is in default under or in breach of any thereof; (c) no event has occurred which, with notice or lapse of time or both, would constitute such a default or breach; and (d) there is no requirement to obtain the written consent of any third party as a result of the transactions contemplated by this Agreement. There have been no discussions or correspondence concerning the breach or termination of any of the foregoing and there is no default under or any breach of any of the foregoing by any other party thereto.

     5.17 Compliance with Laws. Empetek holds all material governmental permits, licenses, certificates, permits or other permissions necessary to use its assets and operate its business. Empetek is presently using its assets and conducting its business in compliance with all applicable statutes, ordinances, rules, regulations and orders of any governmental authority, except for immaterial violations. Empetek is not subject to or in default under any judgment, order or decree of any court, administrative agency or other governmental authority applicable to their respective assets and business.

     5.18 Brokers and Finders. No broker, finder or other person or entity acting in a similar capacity has participated on behalf of Empetek in bringing about the transaction herein contemplated, rendered any services with respect thereto or been in any way involved therewith.

                                    ARTICLE 6
                REPRESENTATIONS AND WARRANTIES REGARDING EUROTRIM

     Donnelly represents and warrants to Lear and AIM as follows:

     6.1 Capitalization. The issued and outstanding capital stock of Eurotrim consists of one ordinary share. All of the issued and outstanding capital stock of Eurotrim has been duly authorized, is duly and validly issued and outstanding, is fully paid and nonassessable, and is owned of record and beneficially solely by Donnelly, free and clear of any Liens, charges or other encumbrances of any nature whatsoever. There are no outstanding options, warrants, contracts, preemptive rights, proxies, calls, commitments or demands or rights of any character obligating Eurotrim to issue any shares of stock or options or rights with respect thereto, and there are no existing or outstanding securities of any kind convertible or exchangeable for shares of stock or other securities of Eurotrim. The Articles of Incorporation, Bylaws, minute books and stock books of Eurotrim which have been furnished to Lear are true and complete and current up to the date of this Agreement.

     6.2 Absence of Undisclosed Liabilities. Except to the extent specifically reflected and adequately reserved against in the balance sheet of Eurotrim included in Schedule 6.2 or otherwise disclosed in Schedule 6.2, Eurotrim had no material liabilities or obligations whatsoever, whether accrued, absolute, contingent or otherwise.

     6.3 Material Contracts. Except as set forth on Schedule 6.3, Eurotrim is not a party to or bound by any contract or agreement that could reasonably be expected to result in aggregate payments by Eurotrim or liability of Eurotrim in excess of the amount identified in Schedule 6.3.


     6.4 Corporate Status and Authority. Eurotrim is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to own, lease and operate its assets and to carry on its business as presently conducted. Eurotrim is qualified to do business as a foreign corporation in each jurisdiction where the failure to do so would reasonably be expected to have a materially adverse effect on its assets or business. The execution, delivery and performance of this Agreement by Donnelly has been duly authorized by all requisite corporate action on Eurotrim's part.

     6.5 Conflicts and Consents. Donnelly's execution and delivery of this Agreement, and the performance of its obligations hereunder, do not (a) conflict with or violate any provision of Eurotrim's Articles of Incorporation or Bylaws,
(b) violate or, alone or with notice or the passage of time or both, result in the breach or the termination of, or otherwise give any contracting party the right to terminate or declare a default under, the terms of any material written agreement relating to Eurotrim's business or assets, or (c) violate any judgment, order, decree, or any material law, statute, regulation or other judicial or governmental restriction to which Eurotrim is subject.

     6.6 Title to Assets. Eurotrim has good and marketable title to its assets , free and clear of all Liens except for Permitted Encumbrances. Title to the Transferred Assets being transferred by Eurotrim to the Company pursuant to this Agreement does not, and to its knowledge there exists no condition affecting the title to or use of any part of its assets which would, prevent Eurotrim from occupying, using, or enforcing its rights acquired hereunder in respect of any part of such Assets from and after the date of this Agreement to the same full extent that Eurotrim could continue to do so if the transactions contemplated hereby did not take place.

     6.7 Accounts Receivable. Eurotrim's accounts receivable have arisen in the ordinary course of business, and are valid and collectible. None of Eurotrim's accounts receivable are or will be subject to any set-off or counterclaim.

     6.8 Inventories. Eurotrim's finished goods inventory is saleable in the ordinary course of business consistent with past practice. All of Eurotrim's work-in-process, raw materials and supplies inventories which are included in the Transferred Assets can be used or consumed in the usual and ordinary course of business as now conducted and are not in amounts in excess of normal requirements.

     6.9 Condition of Assets. Eurotrim's tangible assets are, in the aggregate, in good operating condition, normal wear and tear excepted, are capable of being used for their intended purpose in the ordinary course of business consistent with past practice and are, in the aggregate, all the assets necessary to conduct the business of Eurotrim as presently conducted.

     6.10 Leased Real Property. A complete and accurate legal description of Eurotrim's Leased Real Property is set forth on Schedule 6.10. There are no currently pending condemnation proceedings which affect Eurotrim's Leased Real Property nor are there any currently ongoing improvements by any public authority, any part of the cost of which will be assessed against such Leased Real Property. Since January 1, 1997, Eurotrim has not experienced any material interruption in the delivery of adequate service of any utilities or other public authorities required in the operation of its business. Eurotrim's Leased Real Property has adequate water supply, and storm and sanitary sewage facilities for the current needs of the business as conducted by the Eurotrim. The buildings located on the Leased Real Property are free of any material structural defects or zoning, use or other restrictions which could reasonably be expected to threaten their continued operation in substantially the same manner as currently operated by the Eurotrim.

     6.11 Environmental Matters. Except as set forth on Schedule 6.11,

          (a) Eurotrim's Leased Real Property does not contain and has not previously contained any Hazardous Substances or underground storage tanks.

          (b) To the Knowledge of Donnelly, there has been no Release of any Hazardous Substances at any or from any properties adjacent to any real property leased by Eurotrim.

          (c) Eurotrim's business, assets and real property have complied and are in compliance with all Environmental Laws in all material respects.

          (d) Eurotrim has obtained and is in material compliance with all permits, licenses, and other authorizations that are required pursuant to applicable Environmental Law.

          (e) Eurotrim has not received any written or oral notice, report, or information regarding actual or alleged violations of Environmental Law, or any liabilities or potential liabilities, including any investigatory, remedial, or corrective obligations relating to it or its facilities arising under Environmental Law, the subject of which has not been fully resolved or settled.

          (f) Eurotrim has not treated, stored, disposed of, arranged for or permitted the disposal of, transported, handled, or released any substance, including without limitation any Hazardous Substance, or owned or operated any property or facility (and no such property or facility is contaminated by any such substance) in a manner that has given or would give rise to liabilities, including any liability for response costs, corrective action costs, personal injury, property damage, natural resources damages, or attorney fees, pursuant to any Environmental Law.

          (g) Neither this Agreement nor the consummation of the transaction that is the subject of this Agreement will result in any obligations for site investigation or cleanup, or notification to or consent of government agencies, pursuant to any Environmental Law.

          (h) No environmental lien has attached to any of material assets of Eurotrim.

          (i) No facts, events, or conditions relating to Eurotrim or its assets will prevent, hinder, or limit continued compliance with Environmental Law, give rise to any investigatory, remedial, or corrective obligations pursuant to Environmental Law, or give rise to any other liabilities pursuant to Environmental Law.

     6.12 Taxes. Eurotrim has filed all federal, state and local tax returns required to be filed by it , and has paid all taxes which have become due pursuant thereto or otherwise, other than taxes the liability for which is being contested in good faith. There are no tax claims, audits or proceedings pending in connection with the properties, business, income, expenses, net worth and franchises of Eurotrim and, to the Knowledge of Donnelly, there are no such threatened claims, audits or proceedings.

     6.13 Litigation. No material claim, litigation, action, or proceeding is pending, or, to the knowledge of Lear, threatened, and no order, injunction or decree is outstanding, against or relating to Eurotrim, there is no state of facts or event which would reasonably be expected to form the basis for such a claim, litigation, action, investigation or proceeding.

     6.14 Employee Benefits. Except as disclosed in Schedule 6.14 to this Agreement, with respect to Eurotrim:

          (a) Eurotrim has delivered or made available to the other parties to this Agreement prior to the execution of this Agreement copies of all of Eurotrim's Benefit Plans currently adopted, maintained by, sponsored in whole or in party by, or contributed to by Eurotrim.

          (b) All of Eurotrim's Benefit Plans are in material compliance with the applicable terms of all applicable laws, rules or regulations.

     6.15 Labor and Employment Matters. Except as disclosed on Schedule 6.15 to this Agreement : (a) Eurotrim is not a party to any collective bargaining or similar agreement, (b) Eurotrim is in substantial compliance with any collective bargaining or similar agreement to which it is a party and with all applicable laws concerning employment and employment practices, terms and conditions of employment, wages and hours, occupational safety and health, and is not engaged in any material unfair labor or employment practices, (c) there is, and during twelve (12) months prior to the date of this Agreement there has been, no labor strike or other material dispute between Eurotrim and its employees, and (d) there are no material charges, investigations, administrative proceedings or formal complaints of discrimination pending against Eurotrim before any federal, state or local agency or court.

     6.16 Compliance with Contracts.  With respect to the material  contracts of
Eurotrim: (a) such contracts are valid, binding and enforceable agreements in accordance with their terms; (b) neither Eurotrim nor the other party to such material contract to which such Eurotrim is a party is in default under or in breach of any thereof; (c) no event has occurred which, with notice or lapse of time or both, would constitute such a default or breach; and (d) there is no requirement to obtain the written consent of any third party as a result of the transactions contemplated by this Agreement. There have been no discussions or correspondence concerning the breach or termination of any of the foregoing and there is no default under or any breach of any of the foregoing by any other party thereto.

     6.17 Compliance with Laws. Eurotrim holds all material governmental permits, licenses, certificates, permits or other permissions necessary to use its assets and operate its business. Eurotrim is presently using its assets and conducting its business in compliance with all applicable statutes, ordinances, rules, regulations and orders of any governmental authority, except for immaterial violations. Eurotrim is not subject to or in default under any judgment, order or decree of any court, administrative agency or other governmental authority applicable to Eurotrim's asses and business.

     6.18 Brokers and Finders. No broker, finder or other person or entity acting in a similar capacity has participated on behalf of Eurotrim in bringing about the transaction herein contemplated, rendered any services with respect thereto or been in any way involved therewith.

                                    ARTICLE 7
                                     CLOSING

     7.1 Closing. The consummation of the transactions and transfers contemplated hereby shall take place at one or more closings (the "Closings"). The initial transfers contemplated hereby shall take place as of November 1, 1997 (the "Initial Closing Date") unless otherwise mutually agreed to by Lear, AIM and Donnelly. The subsequent transfers contemplated hereby shall take place at such dates and times (the "Subsequent Closing Dates") as are mutually agreed to by Lear, AIM and Donnelly and in each case shall be on or before December 31, 1999. Notwithstanding the foregoing, each of the Closings shall be subject to the fulfillment or waiver of the conditions precedent contained in Sections 7.2. The transfers and deliveries described herein for each such Closing shall be mutually interdependent and regarded as occurring simultaneously at such Closing; and no such transfer or delivery shall become effective until all the other transfers and deliveries provided for in herein with respect to such Closing have also been consummated.

     7.2 Conditions Precedent. The obligations of each party to this Agreement to complete each Closing and consummate the transactions contemplated hereby are contingent upon the fulfillment of each of the following conditions on or before each such Initial Closing Date or Subsequent Closing Date, as the case may be, except to the extent that such party waives one or more such conditions to its obligations:

          (a) Representations and Warranties. The representations and warranties of the other parties to this Agreement shall be true and correct in all material respects on and as of such Initial Closing Date or Subsequent Closing Date, as the case may be, with the same effect as though such representations and warranties had been made on and as of such date except for representations and warranties that speak as of specific date other than such Initial Closing Date or Subsequent Closing Date, which shall be true and correct in all material respects as of such date.

          (b) Consents and Approvals. All material consents, approvals, permits, licenses and actions or filings or notices (including those required pursuant to the European Union merger control statute or Article 85) to any governmental or regulatory authority (including, but not limited to, authorities of the United States, the European Union, any European country, or any other national, state or local governmental authority) or of any third party necessary to permit the parties to perform their respective obligations hereunder and to consummate the transactions contemplated hereby shall have been duly obtained, made or given and shall be in full force and effect, and all waiting periods under applicable laws shall have expired or be terminated.

          (c) Litigation. No claim, action, suit, arbitration or other proceeding by or before any federal, state, local or foreign court or governmental, regulatory or administrative agency or authority shall be pending or threatened on the Initial Closing Date or the Subsequent Closing Date, as the case may be, which seeks to enjoin, restrain or prohibit the consummation, or to change in any material respect, the transactions contemplated by this Agreement or seeks material damages from one or more parties to this Agreement in connection with the contemplated transactions.

          (d) Material Adverse Change. There shall have been no determination by either Lear or Donnelly that the Closing and the consummation of the transactions contemplated by this Agreement are not in the best interests of such party and its shareholders by reason of a material adverse change since the date of this Agreement in the Transferred Assets, business, financial condition or results of operations of the businesses being transferred by Lear and AIM (in the case of a determination by Donnelly) or by Donnelly (in the case of a determination by Lear).

          (e) Completion of Schedules. Each of the parties hereto shall have completed the Schedules and Exhibits to be provided by such party pursuant to this Agreement, the Operating Agreement and the Agreements contemplated thereby in form and substance satisfactory to the other parties hereto.

          (f) Completion of Tooling Schedules. Each party shall have completed and delivered to the other parties schedules concerning such party's tooling and such schedules shall be satisfactory in form and substance to the other parties hereto.

          (g) Closing Documentation. Each party shall have received at such Closing the following documentation signed by all necessary parties to such documentation:

               (i) Bill of Sale. Each Transferor shall execute and deliver a bill of sale in the form attached hereto as Exhibit A.

               (ii) Assignment and Assumption. Each Transferor will execute an assignment of accounts receivable, intangible assets and contracts and the Company will execute assumptions of the transferred obligations therewith.

               (iii) Stock Transfer Agreement and Stock Power. At the Closing on the Initial Closing Date, Lear shall execute and deliver to the Company the Stock

          Transfer Agreement attached as Exhibit B-1 hereto with respect to the ownership interest of Empetek, and Donnelly shall execute and deliver to the Company the Stock Transfer Agreement attached as Exhibit B-2 hereto with respect to the outstanding shares of Eurotrim.

               (iv) Warranty Deed. Each Transferor shall execute and deliver a Warranty Deed with respect to Owned Real Property being transferred by such Transferor to the Company.

               (v) Title Insurance. With respect to Owned Real Property, the Transferor transferring such Owned Real Property shall deliver to the Company a written title insurance binder or policy for such Owned Real Property naming the Company as an insured.

               (vi) Other Agreements. The Operating Agreement among Lear, Donnelly and the Company, and all other agreements referenced therein will have been executed and delivered by all parties.

                                    ARTICLE 8
                              ADDITIONAL AGREEMENTS

     8.1 Repurchase of Accounts Receivable. If an account receivable that was included in the Transferred Assets is not paid in full within ninety (90) days after the Effective Date, then upon the written request of the Company the Transferor that transferred such account receivable to the Company shall within thirty (30) days after such written report repurchase such account receivable from the Company for cash in an amount equal to the unpaid balance of such account receivable. With respect to any account receivable of Transferor that is not paid in full within ninety (90) days after the Effective Date, upon the written request of the Company, such Transferor shall repurchase such account receivable from the Company for cash in an amount equal to the unpaid balance of such account receivable.

     8.2 Expenses; Transfer Taxes. Each Transferor shall pay all real estate and conveyance taxes, filing fees, survey fees and title insurance premiums with respect to the Transferred Assets being transferred by such Transferor to the Company. Each Transferor shall pay all of the expenses incident to the transactions contemplated by this Agreement which are incurred by such Transferor or its representatives.

     8.3 Further Assurances. The parties hereto shall execute all further instruments and perform all acts which are or may become necessary to effectuate the intent and accomplish the purposes of this Agreement.

     8.4 Assignment of Contracts. To the extent the assignment of any contract, lease, commitment or other asset to be assigned to the Company pursuant to this Agreement shall require the consent of any other person, this Agreement shall not constitute a contract to assign the same if an attempted assignment would constitute a breach thereof or give rise to any right of acceleration or termination. Each Transferor shall use its reasonable best efforts to obtain consents to any such assignment. If such consent is not obtained, the transferor agrees to cooperate with the Company in any reasonable arrangement designed to provide for the Company the benefits thereunder, including, but not limited to, having (a) the Company act as agent for such Transferor; and (b) such Transferor enforce for the benefit of the Company, at the Company's expense, any and all rights of such Transferor against the other party thereto arising out of the cancellation by such other party or otherwise.

     8.5 Waiver of Bulk Transfer Laws. The Company hereby waives compliance with the provisions of any so-called "Bulk Transfer Laws," or any similar law as enacted in any jurisdiction, to the extent applicable to the transactions contemplated hereby.

     8.6 Operation and Maintenance. Each Transferor agrees that from the date of this Agreement until its tangible Transferred Assets are transferred to the Company, such Transferor shall operate and maintain such Transferred Assets in the ordinary course of its business.

                                    ARTICLE 9
                                 INDEMNIFICATION

     9.1 Survival of Representations and Warranties. The representations and warranties contained in Article 4 (with respect to Lear, AIM and Donnelly),
Article 5 (with respect to Lear and AIM), and Article 6 (with respect to Donnelly) of this Agreement shall survive the Closing and continue to be binding for a period of five (5) years after the date hereof. The covenants and agreements of the parties hereto contained herein shall survive the Closing and shall remain in full force and effect until they have been performed.

     9.2 Indemnification by Lear. Lear and AIM shall jointly and severally indemnify the Company and Donnelly and their respective directors, officers, employees and agents (the "Donnelly Indemnified Parties") against and hold them harmless from:

          (a) Representations. All Liability, loss, damage, deficiency or expense resulting from or arising out of any breach of any representation or warranty by Lear or AIM herein;

          (b) Covenants. All Liability, loss, damage or deficiency resulting from or arising out of any breach or nonperformance of any covenant or obligation made or incurred by Lear or AIM herein;

          (c) Liabilities. Any imposition (including, but not limited to, imposition by operation of any bulk transfer or other Law) by a third party upon any of the Donnelly Indemnified Parties of any Liability of Lear or AIM which the Company has not specifically agreed to assume pursuant to this Agreement; and

          (d) Costs. Any and all reasonable costs and expenses (including, but not limited to, reasonable legal, accounting, expert witness and consulting fees) related to any of the foregoing.

     9.3 Indemnification by Donnelly. Donnelly shall indemnify the Company, Lear and AIM and their respective directors, officers, employees and agents (the "Lear Indemnified Parties") against and hold them harmless from:

          (a) Representations. All Liability, loss, damage, deficiency or expense resulting from or arising out of any breach of any representation or warranty by Donnelly herein;

          (b) Covenants. All Liability, loss, damage or deficiency resulting from or arising out of any breach or nonperformance of any covenant or obligation made or incurred by Donnelly herein;

          (c) Liabilities. Any imposition (including, but not limited to, imposition by operation of any bulk transfer or other Law) by a third party upon any of the Lear Indemnified Parties of any Liability of Donnelly which the Company has not specifically agreed to assume pursuant to this Agreement; and

          (d) Costs. Any and all reasonable costs and expenses (including, but not limited to, reasonable legal, accounting, expert witness and consulting fees) related to any of the foregoing.

     9.4 Indemnification for Misrepresented Financial Information. Notwithstanding anything in this Article 9 to the contrary, in the event that a Transferor's representation contained in Section 4.10 concerning Historical Financial Information or Financial Projections materially differs from or understates historical or expected financial results, that Transferor shall compensate the other Member for the difference between the value of the Transferor's business contributed to the Company based upon the information set forth herein less the value of such business based upon the correct information as determined pursuant to this Section 9.4. If the actual aggregate EBITDA for 1998 and 1999 for the Transferred Assets and related business operations contributed by a Transferor to the Company is less than an amount equal to the projected EBITDA contained in the Financial Projections (as defined in Schedule
9.4 hereto) minus $1,000,000, then within ninety (90) days after the end of 1999 the Transferor shall contribute to the Company an amount in cash equal to the amount by which projected EBITDA minus $1,000,000 exceeds the actual aggregate EBITDA for such years.

     9.5 Third Party Claims. If any legal proceedings shall be instituted or any claim asserted by any third party in respect of which Donnelly Indemnified Parties on the one hand, or Lear Indemnified Parties on the other hand, may be entitled to indemnity hereunder, the party asserting such right to indemnity (the "Indemnitee") shall give the party from whom indemnity is sought (the "Indemnifying Party") prompt written notice (the "Claims Notice") thereof. The Claims Notice shall describe the asserted claim in reasonable detail and shall indicate an estimate of the amount of the

Liability that has been or may be suffered by the Indemnitee. A delay in giving the Claims Notice shall only relieve the recipient of liability to the extent the recipient suffers actual prejudice because of the delay. The Indemnifying Party shall be entitled to assume the defense of any action, suit or claim brought against the Indemnitee with respect to which the Indemnifying Party may have any indemnity liability hereunder. The Indemnifying Party shall be responsible for any legal or other expenses incurred by the Indemnifying Party in connection with the defense thereof. In the event the Indemnifying Party assumes such defense, the Indemnitee shall continue to have the right to be represented, at its own expense, by counsel of its choice in connection with the defense of such a proceeding or claim. Neither the Indemnifying Party nor the Indemnitee shall make any settlement of any claim or consent to the entry of any judgment without the written consent of the other party (which consent shall not be unreasonably withheld). The parties hereto agree to cooperate fully with each other in connection with the defense, negotiation or settlement of any such proceeding or claim. Each party, without cost to the other party, shall make available to the other party and their attorneys and accountants all books and records of such party relating to such proceeding or litigation.

                                   ARTICLE 10
                               CERTAIN DEFINITIONS

     When used in this Agreement, the following terms in all of their tenses and cases shall have the meanings assigned to them below or elsewhere in this
Agreement:

     "Affiliate"  of  any  Person  means  any  person   directly  or  indirectly
controlling, controlled by, or under common control with, any such Person.

     "Benefit Plan" of any party means any and all employee benefit plans of such party as defined in ERISA, including, but not limited to, all pension, retirement, profit-sharing, deferred compensation, stock option, employee stock ownership, severance pay, vacation, bonus or other incentive plans, all other employee programs, arrangements or agreements, all medical, vision, dental or other health plans, all life insurance plans, and all other employee benefit plans or fringe benefit plans currently adopted, maintained by, sponsored by or contributed to by any party or its subsidiary for the benefit of employees, retirees, dependents, spouses, directors, or other beneficiaries.

     "Contracts" means any commitment, understanding, instrument, lease, pledge, mortgage, indenture, note, license, agreement, purchase or sale order, contract, promise, or similar arrangement evidencing or creating any obligation, whether written or oral.

     "DHT"  means  Donnelly  Happich  Technology,   an  entity  affiliated  with
Donnelly.

     "Environmental Law" shall mean all federal, state, and local statutes, regulations, ordinances, and similar provisions having the force or effect of law, all judicial and administrative orders and determinations, all contractual obligations, and all common law concerning public health and safety, worker health and safety, and pollution or protection of the environment including without limitation all those relating to the presence, use, production, generation, handling, transport, treatment, storage, disposal, distribution, labeling, testing, processing, discharge, release, threatened release, control, or cleanup of any Hazardous Substance.

     "EBITDA"  means  earnings  before   interest,   taxes,   depreciation   and
amortization as determined according to generally accepted accounting principles consistently applied.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "ERISA Plan" of a party means a Benefit Plan of that party or any subsidiary of such party which is an "employee pension benefit plan," as that term is defined in Section 3(2) of ERISA.

     "Governmental Authority" means any foreign, federal, state, regional or local authority, agency, body, court or instrumentality, regulatory or otherwise, which, in whole or in part, was formed by or operates under the auspices of any foreign, federal, state, regional or local government.

     "Hazardous Substance" means any substance in any concentration which is or could be detrimental to human health or safety or to the environment, currently or hereafter listed, defined, or designated as hazardous, toxic, radioactive or dangerous, or otherwise regulated, under any Environmental Law, whether by type or by quantity, including any substance containing any such substance as a component. Hazardous Substance includes, without limitation, any toxic waste, pollutant, contaminant, hazardous substance, toxic substance, hazardous waste, special waste, industrial substance, oil or petroleum or any derivative or byproduct thereof, radon, radioactive material, asbestos, asbestos-containing material, urea, formaldehyde, foam insulation, lead and Polychlorinated Biphenyls.

     "Intellectual Property Rights" means know-how, manufacturing techniques, trade secrets and confidential proprietary information, but does not include patents and trademarks.

     "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

     "Knowledge" means with respect to Lear the actual knowledge as of the applicable closing date of Frank Preston, Joseph McCarthy or any other manager or staff employee of Lear or Empetek associated with the Transferred Lear Assets and transferred business operations. "Knowledge" means with respect to Donnelly the actual knowledge as of the applicable closing date of John Donnelly, William
R. Jellison, or any other manager or staff employee of Donnelly or Eurotrim associated with the Transferred Donnelly Assets and transferred business operations.

     "Law" means any common law and any federal, state, regional, local or foreign law, rule, statute, ordinance, rule, order or regulation in effect as of the Effective Date (other than federal or state antitrust Laws as they may relate to the transactions contemplated by this Agreement).

     "Liabilities" means responsibilities, obligations, duties, commitments, claims, and liabilities of any and every kind, whether known or unknown, accrued, absolute, contingent or otherwise.

     "Lien" means any pledge, lien (including tax lien), charge, claim, encumbrance, security interest, mortgage, option, restriction on transfer (including, without limitation, any buy-sell agreement or right of first refusal or offer), forfeiture, penalty, equity or other right of another Person of every nature and description whatsoever.

     "Owned Real Property" means those certain parcels of owned real property, together with the buildings, structures and other improvements erected thereon, and together with all easements, rights and privileges appurtenant thereto, which are described in Schedule 4.7 hereto (or Schedule 5.10 hereto in the case of Empetek).

     "Pension Plan" of a party shall mean any ERISA Plan of that party or any subsidiary of that party which is also a "defined benefit plan" as defined in
Section 414(j) of the Internal Revenue Code.

     "Permitted Encumbrances" means all matters set forth in Schedule 9.1, and shall also include the following:

          (a) all liens for taxes and assessments, both general and special, and other governmental charges which are not yet due and payable as of the Effective Date;

          (b) all land use, building and zoning codes and ordinances of general effect, and other laws, ordinances, regulations, rules, orders, licenses and determinations of any federal, state, county, municipal or other governmental authority, now or hereafter enacted of general effect, made or issued by any such governmental authority affecting the Owned Real Property;

          (c) all easements, rights-of-way, covenants, conditions, restrictions, reservations, licenses, agreements, and other matters of record;

          (d) all electric power, telephone, gas, sanitary sewer, storm sewer, water and other utility lines, pipelines, service lines, and facilities of any nature on, over or under the Owned Real Property, and all licenses, easements and rights-of-way, and other agreements relating thereto; and

          (e) other imperfections of title, easements and encumbrances, if any, which taken together with items (a) through (d) above do not, individually or in the aggregate, materially adversely affect the marketability or insurability of title to any parcel of Owned Real Property or materially detract from the Company's title to or ability to use the Transferred Assets other than Owned Real Property.

     "Person" means any individual, firm, corporation, partnership, limited liability company, limited liability partnership, association, estate, trust, pension or profit-sharing plan, or any other entity, including any government entity.

     "Petroleum Products" means petroleum, gasoline, oil, fuel oil, diesel fuel and petroleum solvents.

     "Products" shall have the meaning attributed to it in the Operating Agreement.

     "RCRA" means Resource Conservation and Recovery Act of 1976, as amended.

     "Release" means any direct or indirect spilling, pumping, pouring, emitting, emptying, placing, discharging, injecting, escaping, leaking, dumping, or disposing on or into any building or facility or the environment whether intentional or unintentional.

     "Storage" means storage as defined by RCRA as of the Effective Date or by any similar Law of any jurisdiction where Transferor presently conducts business.

     "Tax" means any charge or assessment by or liability to any Governmental Authority, including, but not limited to, any deficiency, interest or penalty.

     "Transferred Assets" means the Transferred Lear Assets and the Transferred Donnelly Assets, collectively.

     "Treatment" means treatment as defined by RCRA as of the Effective Date or by any similar Law of any jurisdiction where the Transferred Assets are located as of the Effective Date.

                                   ARTICLE 11
                                  CONSTRUCTION

     11.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without giving effect to any applicable principles of conflicts of laws.

     11.2 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered
(i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

         To Lear                   Lear Corporation
         or AIM:                   21557 Telegraph Road
                                   Southfield, Michigan 48034
                                   Attention: Vice President and General Counsel
                                   Telecopy No. (248) 746-1677

         To Donnelly               Donnelly Corporation
         or Eurotrim:              414 East Fortieth Street

                                   Holland, Michigan 49423
                                   Attention: John Donnelly
                                   Telecopy No. (616) 786-6034

         With a copy to:           Varnum, Riddering, Howlett & Schmidt LLP
                                   Suite 1600, Bridgewater Place
                                   333 Bridge Street, N.W., P.O. Box 352
                                   Grand Rapids, Michigan 49504
                                   Attention: Daniel Molhoek
                                   Telecopy No.  (616) 336-7000

         To the Company:           Lear Donnelly Overhead Systems, L.L.C.
                                   39650 Orchard Hill Place
                                   Novi, Michigan 49375
                                   Attention: Richard Perreault
                                   Telecopy No. _____________

     11.3 Severability. If any provision of this Agreement shall be conclusively determined by a court of competent jurisdiction to be invalid or unenforceable to any extent, the remainder of this Agreement shall not be affected thereby.

     11.4 Binding Effect. Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the parties, their respective successors, legal representatives and permitted assigns.

     11.5 Pronouns and Plurals. All pronouns and variations thereof are deemed to refer to the masculine, feminine, neuter, singular or plural as the identity of the appropriate Person(s) may require.

     11.6  No  Third  Party  Rights.   This  Agreement  is  intended  to  create
enforceable rights between the parties hereto only, and creates no rights in, or obligations to, any other Persons whatsoever.

     11.7 Time is of Essence. Time is of the essence in the performance of each and every obligation herein imposed.

     11.8 Schedules Included in Exhibits; Incorporation by Reference. Any reference to an Exhibit to this Agreement contained herein shall be deemed to include any Schedules to such Exhibit. Each of the Exhibits referred to in this Agreement, and each Schedule to such Exhibits, is hereby incorporated by reference in this Agreement as if such Schedules and Exhibits were set out in full in the text of this Agreement.

     11.9 Amendments. This Agreement may not be amended except by unanimous written agreement of all of the parties hereto.

     11.10 Creditors. None of the provisions of this Agreement shall be for the benefit or enforceable by any creditors of any party hereto.

     11.11 Counterparts; Facsimile Transmission. This Agreement may be executed by the parties hereto in counterparts, each of which shall be deemed to be an original instrument, but all of which together shall constitute one and the same document. The Agreement may be executed and delivered by facsimile transmission.

     11.12 Entire Agreement; Section Headings. This Agreement constitutes the entire Agreement among the parties hereto relating to the subject matter hereof and supersedes all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall be affect in any way the meaning or interpretation of this Agreement.

     11.13 Assignment. This Agreement and each and every covenant, term and condition hereof shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns. Except as otherwise specifically provided in this Agreement, neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party without the prior written consent of all the parties to this Agreement.

     11.14 Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or relating to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute arises among two or more parties to this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one party to the others of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission by one arbitrator. The parties shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If he or she will not the arbitrator shall be appointed by the American Arbitration

Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Any party may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing party as the arbitration panel deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan, or Grand Rapids, Michigan, at the election of the Member not giving the Arbitration Notice.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


LEAR CORPORATION                             AUTOMOTIVE INDUSTRIES
("Lear")                                     MANUFACTURING, INC.
                                             ("AIM")

By:_____________________________             By: J.  F.  McCarthy

  Its:__________________________                Its:____________________________



DONNELLY CORPORATION                              LEAR DONNELLY OVERHEAD
("Donnelly")                                      SYSTEMS, L.L.C.
                                                  (the "Company")

By:/s/ Dwane Baumgardner                          By: Richard Perreault
       Dwane Baumgardner
 Its:  Chief Executive Officer and President        Its:________________________

                         LIST OF EXHIBITS AND SCHEDULES


Exhibit A                Bill of Sale
Exhibit B-1              Empetek Stock Transfer Agreement
Exhibit B-2              Eurotrim Stock Transfer Agreement

Schedule 1.2(a)          Transferred Lear Assets
Schedule 1.2(b)          Excluded Lear Assets
Schedule 1.3(a)          Transferred Donnelly Assets
Schedule 1.3(b)          Excluded Donnelly Assets
Schedule 1.4             Assigned Contracts
Schedule 2.1             Assumed Lear Liabilities
Schedule 4.7             Owned Real Property
Schedule 4.8(a)          Lear Environmental Disclosures
Schedule 4.8(b)          Donnelly Environmental Disclosures
Schedule 4.10(a)         Lear and Empetek Projected Financial Information
Schedule 4.10(b)         Donnelly and Eurotrim Projected Financial Information
Schedule 4.12            Employee Benefits Disclosures
Schedule 4.13            Labor and Employment Matter Disclosures
Schedule 5.2             Empetek Undisclosed Liabilities
Schedule 5.3             Empetek Material Contracts
Schedule 5.10            Empetek Real property
Schedule 5.11            Empetek Environmental Matters
Schedule 5.14            Empetek Benefits
Schedule 5.15            Empetek Labor and Employment Matters
Schedule 6.2             Eurotrim Undisclosed Liabilities
Schedule 6.3             Eurotrim Material Contracts
Schedule 6.10            Eurotrim Real Property
Schedule 6.11            Eurotrim Environmental Matters
Schedule 6.14            Eurotrim Benefits
Schedule 6.15            Eurotrim Labor Employment Matters
Schedule 9.4             Projected EBITDA
Schedule 11.1            Permitted Encumbrances

                               TRANSFER AGREEMENT
                                  SCHEDULE 9.4

     1. Projected aggregate EBITDA for calendar 1998 and 1999 for the Transferred Lear Assets and related business operations contributed by Lear, AIM and LIS is $24,131,000.

     2.   Projected  aggregate  EBITDA  for  calendar  1998  and  1999  for  the
          Transferred   Donnelly   Assets  and   related   business   operations
          contributed by Donnelly is $15,903,000.

                                   EXHIBIT C-1

                      DONNELLY U.S. LEASED WORKER AGREEMENT


     THIS LEASED WORKER AGREEMENT (this "Agreement") is entered into as of this 1st day of November, 1997 (the "Effective Date"), by and among DONNELLY CORPORATION, a Michigan corporation, ("Donnelly") and LEAR DONNELLY OVERHEAD SYSTEMS L.L.C., a Michigan limited liability company (together with its subsidiaries, the "Company").

                                    RECITALS:

     WHEREAS, Lear and Donnelly Corporation as members of the Company have executed an Operating Agreement of the Company dated September 3, 1997 (the "Operating Agreement"); capitalized terms not defined herein shall have the meaning ascribed to them in the Operating Agreement;

     WHEREAS, the parties desire that the Company shall lease and eventually employ (subject to the terms of this Agreement) those Donnelly employees associated with the business being transferred by Donnelly to the Company as contemplated by the Operating Agreement;

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    ARTICLE 1
                          ASSIGNMENT OF LEASED WORKERS

     1.1 "Leased Workers" shall mean those persons identified on Schedule A who are employed by Donnelly as of the effective date of their assignment to the Company, as supplemented from time to time to include additional Donnelly employees, if any, assigned to the Company as Leased Workers under this Agreement. With respect to persons or positions identified on Schedule A, Donnelly may substitute a different individual for the individual listed on Schedule A. Donnelly's employees associated with Donnelly's Grand Haven,
Michigan facility are not Leased Workers and are not being assigned to the Company pursuant to this Agreement.

     1.2 Assignment of Leased Workers. Effective as of the Effective Date, Donnelly hereby assigns the Leased Workers identified on Schedule A who are currently employed by Donnelly (primarily at Donnelly's 128th South Facility in Holland, Michigan) to perform the services performed by such Leased Workers immediately prior to the Effective Date

("Services") for the term of this Agreement. Schedule A will be supplemented from time to time to include additional Donnelly employees, if any, assigned to the Company as Leased Workers under this Agreement and to exclude Donnelly employees whose employment with Donnelly terminates prior to their assignment to the Company and employees who elect not to accept employment with the Company and are reassigned by Donnelly.

     1.3 Employee Compensation. While a Leased Worker is performing Services under this Agreement, Donnelly will pay all wages and compensation and provide all benefits to the Leased Worker, subject to payment by the Company for the Services as provided by this Agreement.

     1.4 Status. The Donnelly employees assigned to perform Services for the Company are solely the employees of Donnelly and nothing contained in this Agreement shall be construed to create any other relationship between the parties. Donnelly has recruited, interviewed, tested, selected, hired and trained the Leased Workers. Donnelly will maintain all necessary payroll and personnel records and compute wages and withhold applicable federal, state and local taxes and social security payments for the Leased Workers. Donnelly and the Company shall cooperate to discipline, review and evaluate employees. Donnelly has sole responsibility to determine compensation and terminate Leased Workers assigned pursuant to this Agreement.


                                    ARTICLE 2
                       PAYMENTS BY THE COMPANY TO DONNELLY

     2.1 Payment. The Company agrees to pay Donnelly an amount equal to Donnelly's direct costs (wages, compensation, withholding and employment taxes, and bonuses) of employing the Leased Workers to perform the Services (as further described on Schedule B) and an amount equal to Donnelly's indirect actual costs related and appropriately allocated to the Leased Workers, including, but not limited to, employee benefits, workers' compensation insurance, and payments to the Michigan Employment Security Commission. Donnelly shall submit to the Company monthly invoices for the Services, which invoices shall be due and payable within seven (7) days of receipt.


                                    ARTICLE 3
                     WORKERS' COMPENSATION AND OTHER MATTERS

     3.1 Workers' Compensation. Donnelly shall maintain, at its expense, workers' compensation insurance for Leased Workers, covering any compensable work-related injuries or illnesses they sustain on the premises owned or leased by the Company during their work assignment. Donnelly shall provide a copy of the workers' compensation insurance certificate annually on its renewal date to the Company.

     3.2 OSHA. The Company will provide Donnelly with all information required under the Occupational Safety and Health Act, or other applicable laws, regarding any work-related injuries or illnesses sustained by Leased Workers while on Company premises during their work assignment.

     3.3 General Liability Insurance. Donnelly shall maintain, at its expense, general liability insurance to cover the tortious actions or negligence of Leased Workers while on the premises of the Company during their work assignment. Donnelly shall provide a copy of the liability insurance certificate annually on its renewal date to the Company.

     3.4 Unemployment Benefits. Donnelly shall be responsible for unemployment benefits for Leased Workers.

     3.5 Drug/Alcohol Policy. Leased Workers will be subject to Donnelly's Employee Alcohol and Drug Testing policy. Donnelly will notify the Company if a Leased Worker is selected for a drug and alcohol test, and will coordinate with the Company the scheduling of the test. Donnelly will pay for the cost of the aforementioned tests, and will recommend to the Company what disciplinary action must be taken in the event of a positive test result.

     3.6 Employment Laws. Donnelly and the Company shall comply with the Americans with Disabilities Act, the Civil Rights Act, the Age Discrimination in Employment Act, the Fair Labor Standards Act, and other applicable state and federal labor and employment laws.

     3.7 Safety. The Company shall provide the Leased Worker with (i) a suitable workplace which complies with all applicable safety and health standards, statutes and ordinances, (ii) all necessary information, training and safety equipment with respect to hazardous substances, and (iii) adequate instructions, assistance, supervision, and time to perform the services requested of them. The Company is responsible for all claims, losses, damages and expenses concerning
(i) hazardous substances and all other pollutants and contaminants present at or released from the workplace which the Company provides for the Leased Workers, or (ii) any violations of applicable safety or health standards, statutes and ordinances.

     3.8 Employee Records. Personnel files for Leased Workers will be maintained by Donnelly. The Company shall provide performance feedback to Leased Workers and will provide Donnelly with written documentation of such feedback. All information contained in personnel files for Leased Workers will be available to appropriate staff of the Company on request. For each Leased Worker that becomes an employee of the Company, that employee's complete personnel file with be transferred to the Company.


                                    ARTICLE 4
                                   TRANSITION

     4.1 Offer of Employment. The Company agrees to offer to employ each Leased Worker between six (6) and fifteen (15) months after the effective date of the assignment of such Leased Worker by Donnelly to the Company. The Leased Worker shall have forty-five (45) days from the date of such employment offer to accept or reject the offer. The terms of the employment offer shall include compensation and benefits broadly comparable (as agreed by Donnelly) to the compensation and benefits paid by Donnelly to such Leased Worker immediately prior to such offer of employment by the Company. Donnelly and the Company shall encourage Leased Workers to consider and accept employment offers from the Company. If a Leased Worker is hired as an employee of the Company, this Agreement shall no longer apply to that Leased Worker after the date of hire. Notwithstanding the foregoing, Leased Workers who are fifty (50) years of age or older and who have five (5) or more years of service at Donnelly will be leased by the Company for a period of at least five (5) years.

     4.2 Return to Donnelly. Leased Workers assigned as of the Effective Date (but not new hires of the Company or temporary agency employees) will have the opportunity to transfer to other Donnelly facilities through the Donnelly Job Posting Program and at the time of such transfer will cease to be Leased Workers. Donnelly will, at the request of the Company, replace any Leased Workers who return to Donnelly with other Donnelly Leased Workers, temporary agency employees, or new hires. In addition, after receiving an employment offer from the Company pursuant to Section 4.1, each Leased Worker who was employed by Donnelly prior to the Effective Date shall have forty-five (45) days from the date of such offer to the Company to accept such offer or to elect to seek other employment at Donnelly. Leased Workers who make such an election may return to Donnelly through the provisions of Donnelly's Job Posting Program and/or Staff Reduction Program. All Leased Workers shall remain Leased Workers until their assignment to Donnelly or a Donnelly affiliate; provided, however, that the Company may cease leasing any Leased Worker who does not accept the Company's offer of employment within forty-five (45) days of such offer. The timing of any such return shall be mutually agreed upon the respective human resource managers of Donnelly and the Company, based upon the number of such employees and the availability of other positions. In addition, if a significant number of the Leased Workers elect to return to Donnelly, then Donnelly and the Board of Directors of the Company agree to discuss and consult together concerning the process for such return in order to help reduce any potential adverse impact on the respective business operations of

Donnelly and the Company. All returns to Donnelly shall be subject to the business needs and policies of Donnelly and the rights of Donnelly employees. Leased Workers who become employees of the Company will separate their employment from Donnelly as of the date they become an employee of the Company.


                                    ARTICLE 5
                                 INDEMNIFICATION

     Donnelly shall indemnify and hold harmless the Company, its agents and employees from and against any and all claims, losses, actions, damages, expenses, and all other liabilities, including but not limited to attorney's fees, arising out of or resulting from a Leased Worker's willful misconduct or reckless performance of or failure to perform the work within the scope of the assignment hereunder to the extent any such claim, loss, action, damage, expense or other liability is attributable to bodily injury to or death of any person or damage to or destruction of any property, whether belonging to the Company or to another provided, however, that Donnelly shall not be liable for any injury, death, damage or destruction to the extent caused by the negligent or willful acts or omissions of the Company, its agents, employees or contractors. The Company shall give notice in writing to Donnelly of any such claim, loss, action, damage, expense or other liability within 15 days after discovery of the event upon which the claim may be based or the learning of such claim, whichever occurs first.


                                    ARTICLE 6
                                  CONSTRUCTION

     6.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without giving effect to any applicable principles of conflicts of laws.

     6.2 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered
(i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

              To Donnelly:              Donnelly Corporation
                                        414 East Fortieth Street
                                        Holland, Michigan 49423

                                        Attention: John Donnelly
                                        Telecopy No. (616) 786-6034

              With a copy to:           Varnum, Riddering, Howlett & Schmidt LLP
                                        Suite 1600, Bridgewater Place
                                        333 Bridge Street, N.W., P.O. Box 352
                                        Grand Rapids, Michigan 49504
                                        Attention: Daniel Molhoek
                                        Telecopy No.  (616) 336-7000

              To the Company:           Lear Donnelly Overhead Systems, L.L.C.
                                        39650 Orchard Hill Place
                                        Novi, Michigan 48375
                                        Attention: Richard Perrault
                                        Telecopy No. ________________

              With a copy to:           Lear Corporation
                                        21557 Telegraph Road
                                        Southfield, Michigan 48034
                                        Attention: Vice President and
                                        General Counsel
                                        Telecopy No. (248) 746-1677

     6.3 Severability. If any provision of this Agreement shall be conclusively determined by a court of competent jurisdiction to be invalid or unenforceable to any extent, the remainder of this Agreement shall not be affected thereby.

     6.4 Binding Effect. Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the parties, their respective successors, legal representatives and permitted assigns.

     6.5 No Third Party Rights. This Agreement is intended to create enforceable rights between the parties hereto only, and creates no rights in, or obligations to, any other Persons whatsoever.

     6.6 Time is of Essence. Time is of the essence in the performance of each and every obligation herein imposed.

     6.7 Schedules; Incorporation by Reference. Any reference to a Schedule or Exhibit to this Agreement contained herein shall be deemed to include any Schedules to such Exhibit. Each of the Exhibits and Schedules to this Agreement, and each Schedule to such

Exhibits, is hereby incorporated by reference in this Agreement as if such Schedules and Exhibits were set out in full in the text of this Agreement.

     6.8 Amendments. This Agreement may not be amended except by written agreement executed by duly authorized officers of all of the parties hereto.

     6.9 Entire Agreement; Section Headings. This Agreement, the Operating Agreement, the agreements contemplated thereby, and any other related written agreement between the parties hereto constitute the entire Agreement among the parties hereto relating to the subject matter hereof and supersede all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall be affect in any way the meaning or interpretation of this Agreement.

     6.10 Assignment. This Agreement and each and every covenant, term and condition hereof shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns. Except as otherwise specifically provided in this Agreement or the Operating Agreement (particularly
Section 9.2(a) thereof), neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party (other than an Affiliate of the Member) without the prior written consent of all the parties to this Agreement.

     6.11 Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or relating to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute (excluding business decisions to be voted on by Members or Directors) arises among the Members under this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one Member to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If he or she will not, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either Member may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing Member as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the Member not giving the Arbitration Notice.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                       DONNELLY CORPORATION
                                       ("Donnelly")


                                       By /s/ Dwane Baumgardner
                                       Its Chief Executive Officer and President

                                       LEAR DONNELLY OVERHEAD SYSTEMS,
                                       LLC


                                       By/s/ Richard Perreault

                         LIST OF EXHIBITS AND SCHEDULES

Schedule A                 Leased Workers
Schedule B                 Payment by Company to Donnelly

                                   EXHIBIT D-1

                      DONNELLY TECHNOLOGY LICENSE AGREEMENT


     THIS TECHNOLOGY LICENSE AGREEMENT (this "Agreement") is entered into effective as of November 1, 1997 (the "Effective Date"), by and among DONNELLY CORPORATION, a Michigan corporation ("Donnelly"), (Lear and Donnelly are sometimes referred to herein as the "Members"), and LEAR DONNELLY OVERHEAD SYSTEMS L.L.C., a Michigan limited liability company (together with its subsidiaries, the "Company"); and LEAR CORPORATION, a Delaware Corporation ("Lear").

                                    RECITALS:

     WHEREAS, Lear Corporation ("Lear") and Donnelly as members of the Company have executed a revised Operating Agreement of the Company on the date hereof (the "Operating Agreement") creating a joint venture between Lear and Donnelly; capitalized terms not defined herein shall have the meaning ascribed to them in the Operating Agreement;

     WHEREAS, Lear is a party to this Agreement in order to protect its rights and perform its obligations hereunder;

     WHEREAS, Donnelly is the owner of certain intellectual property rights principally covering or principally used in the manufacture of Products (as such term is defined in the Operating Agreement);

     WHEREAS, the parties desire to enter into this Agreement to provide certain rights for the Company to license certain specified intellectual property rights from Donnelly; and

     WHEREAS, the Company may develop improvements to the intellectual property rights licensed from Donnelly and may develop other intellectual property rights and the parties desire to enter into this Agreement to provide certain rights for Donnelly to license such improvements and intellectual property rights from the Company;

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     1.1 "Intellectual Property Rights" shall mean United States, international and foreign patents and patent applications (including United States provisional applications and all PCT patent applications), any and all patents issuing therefrom or otherwise corresponding thereto, and all divisionals, continuations, continuations-in-part, reissues, reexamination certificates and extensions thereof, describing and/or claiming Technology, and all mask works, industrial design registrations and applications for such registrations, technology, and all other proprietary rights covering or otherwise related to Technology and/or processes for manufacture and/or use of Products embodying Technology arising prior to or during the term of this Agreement.

     1.2 "Technology" shall mean technological developments principally covering or principally used in the manufacture of Products including, but not be limited to, the technology described on Schedule A hereto, ideas, concepts, inventions, processes, principles of operation, formulae, patterns, drawings, prints, proposals, devices, software, compilations of related information, records, specifications and the knowhow, arising before or during the term of this Agreement. Technology shall not include existing or future technological developments or intellectual property rights of Donnelly or its Affiliates relating to or concerning either (a) "Electronic Components" as such term is defined in the Purchase and Supply Agreement by and among the parties hereto,
(b) optics or lenses, or (c) bent or coated glass.

     1.3 "Improvement" shall mean (i) any alteration, modification or enhancement to Technology or Intellectual Property Rights which improves the effectiveness, efficiency, performance or other attribute of, or otherwise relates to, Technology or Intellectual Property Rights, or any element thereof, or (ii) any new product or material which performs substantially the same function as Technology or Intellectual Property Rights but does so through a different method or process.

                                    ARTICLE 2
                            LICENSE GRANT BY DONNELLY

     2.1 License Grant. Donnelly hereby grants unto the Company a royalty-free, paid-up, worldwide, exclusive license of Donnelly's Technology and Intellectual Property Rights (a) identified as Group A and Group B on Schedule A attached hereto to make, have made, use, and sell the Products (but not to make, have made, use, or sell anything other than the Products) and (b) identified as Group C on Schedule A attached hereto, to make, have made, use and sell those Products included within the existing order for Volvo (but not to make, have made, use or sell any other Product or anything other than Products). Notwithstanding the exclusive license, Donnelly reserves the right to use its Technology and Intellectual Property Rights to the extent not prohibited by the Noncompetition and Non-Solicitation Agreement between Donnelly and Lear of even date. The term of this license is described in Article 9 of this Agreement.

     2.2 Sublicenses. The Company may not sublicense Donnelly's Technology or Intellectual Property Rights without Donnelly's prior written consent; provided, however, that the Company shall have the right to sublicense Donnelly's Technology and Intellectual Property Rights to the Company's subsidiaries (any non-U.S. subsidiaries shall be required to pay a commercially reasonable royalty rate to the Company for such sublicense, which royalty rate shall be no less than the royalty paid by such subsidiaries to Lear pursuant to the Company's Technology License with Lear of even date).


                                    ARTICLE 3
                  IMPROVEMENTS AND LICENSE GRANT BY THE COMPANY

     3.1 Ownership of Improvements. The Company shall own and shall have all rights, including Intellectual Property Rights, in all Improvements which are conceived and reduced to practice by the Company's personnel or by third party personnel working on the Company's behalf.

     3.2 License Grant. The Company hereby grants and agrees to grant to Donnelly or Lear, as the case may be, a royalty-free, paid-up, worldwide, non-exclusive, non-transferrable license of the Improvements, Technology and Intellectual Property Rights of the Company on the terms set forth in this Agreement.


                                    ARTICLE 4
                          JOINTLY DEVELOPED TECHNOLOGY

     4.1 Jointly Developed Technology

          (a) Technology and Intellectual Property Rights developed jointly by Donnelly and the Company after the date of this Agreement shall be owned by the Company, and the Company shall have all rights in and to such jointly developed Technology and Intellectual Property Rights. Technology and Intellectual Property Rights developed jointly by Donnelly and Lear or by Donnelly, Lear and the Company shall be owned by the Company and the Company shall have all rights in and to such jointly developed Technology and Intellectual Property Rights.

          (b) The Company hereby grants unto Donnelly a royalty-free, paid-up, worldwide, non-assignable, non-transferrable, non-exclusive license of any jointly developed Technology and Intellectual Property Rights on the terms set forth in this Agreement.


                                    ARTICLE 5
                          PROSECUTION OR MAINTENANCE OF
                          INTELLECTUAL PROPERTY RIGHTS

     5.1 Maintenance by Donnelly. Donnelly shall retain the right to (but shall not be obligated to) prosecute and/or maintain [at the Company's] expense, all of the Technology and Intellectual Property Rights licensed by Donnelly to the Company pursuant to Article 2 of this Agreement. The Company shall have the right to prosecute and/or maintain at the Company's expense any of the Intellectual Property Rights licensed hereunder in any country when the Company has been notified by Donnelly that Donnelly no longer wishes to prosecute or maintain such Intellectual Property Rights in such country, and Donnelly hereby agrees to notify the Company of its intent to cease prosecution or payment of maintenance fees of any of such Intellectual Property Rights in any such country, at least sixty (60) days prior to the date of any abandonment of any right or the date of any required payment or filing which Donnelly does not intend to make or file. With respect to any Intellectual Property Rights abandoned by Donnelly and prosecuted and maintained by the Company pursuant to this Section 5.2, the Company agrees to grant unto Donnelly a royalty-free, paid-up, worldwide, non-exclusive license to such Intellectual Property Rights.

     5.2 Maintenance by the Company. The Company shall retain the right to (but shall not be obligated to) prosecute and/or maintain at its expense, all of the Improvements, Technology and Intellectual Property Rights licensed by the Company to Donnelly pursuant to Article 3 or Article 4 of this Agreement. Donnelly shall have the right to prosecute and/or maintain at Donnelly's expense any of the Intellectual Property Rights of the Company licensed hereunder in any country when Donnelly has been notified by the Company that the Company no longer wishes to prosecute or maintain such Intellectual Property Rights in such country, and the Company hereby agrees to notify Donnelly of its intent to cease prosecution or payment of maintenance fees of any of such Intellectual Property Rights in any such country, at least sixty (60) days prior to the date of any abandonment of any right or the date of any required payment or filing which the Company does not intend to make or file.


                                    ARTICLE 6
                         COOPERATION AND CONFIDENTIALITY

     6.1 Exchange of Information. During the term of this License, Donnelly, the Company and their respective Affiliates will exchange information concerning all Technology and Intellectual Property Rights conceived or developed by any of them relating to Products and processes or techniques used in the manufacture of Products.


     6.2 Cooperation. The Company and Donnelly agree to cooperate with each other in the prosecution of pending applications concerning the Intellectual Property Rights or any new applications based upon any Improvements thereto by providing, upon request, technical information and data in an appropriate form relating to the subject matter or any pending or issued applications and/or improvements.

     6.3 Confidentiality. The Company acknowledges that some of the Intellectual Property Rights and Technology licensed pursuant to this Agreement or developed by Donnelly or the Company after the date of this Agreement relate to information which is not publicly available ("Confidential Information"), including, without limitation, information exchanged pursuant to Section 6.1 hereof, the Technology listed or described in Schedule B and any jointly developed Technology. The Company hereby agrees not to disclose the Confidential Information to any third parties for a period of ten (10) years after the receipt of such Confidential Information, except to only (a) those employees of the Company having a legitimate business need-to-know and (b) consultants engaged by the Company. The Company agrees that prior to making disclosures to any consultant, it will obtain a confidentiality and non-use agreement. For purposes of this section, any Affiliate of the Company other than Donnelly, Lear or a subsidiary of the Company is deemed to be a third party.

     6.4 Confidentiality Exceptions. Notwithstanding the provisions of Section 6.3, Confidential Information shall not include (a) information which is known to the public or is generally known within the industry or business, (b) information which the Company is required to disclose pursuant to law or order of a court having jurisdiction (provided that the Company offers the Donnelly an opportunity to obtain an appropriate protective order or administrative relief against disclosure of such Confidential Information), and (c) information which was legally acquired by the Company from a third party in good faith, provided that such disclosure by the third party was not in breach of any agreement between such third party and the other party hereto.

     6.5 Protection of Rights. The parties hereto agree that it shall be the policy of the Company to protect the Intellectual Property Rights and not to infringe upon the intellectual property rights of third parties.


                                    ARTICLE 7
                                 INDEMNIFICATION

     7.1 No Representation or Indemnification. Nothing in this Agreement is intended to state or otherwise imply that the exercise of any right or license granted by Donnelly pursuant to this Agreement by the Company will not infringe rights of third parties. Donnelly does not undertake any obligation to indemnify the Company against, or assume any responsibility for, any claim of infringement by any third party relating to or arising out of any exercise of any right or license referenced in this Agreement.


     7.2 Limited Warranty. Donnelly warrants that to its knowledge, except as set forth in Schedule C, no claim has been asserted that the exercise of rights or licenses transferred or granted by Donnelly to the Company pursuant to this Agreement infringe upon any third party rights.

     7.3 No Indemnification by the Company Concerning non-Product Uses. The Company does not undertake any obligation to indemnify Donnelly against, or assume any responsibility for, any claim of infringement by any third party relating to or arising out of any exercise by Donnelly of any right or license granted by the Company to Donnelly pursuant to this Agreement.

     7.4 Indemnification by the Company Concerning Products. The Company agrees to indemnify and hold harmless Donnelly and its Affiliates from and against any loss, cost, expense (including, but not limited to, costs of investigation and defense, attorney's fees, expert witnesses, consultants and litigation support services), liability, settlement and damages as a result of any claim(s) that the manufacture or sale of any Products after the Closingt Date infringes upon any patent or other intellectual property rights of any third party.

                                    ARTICLE 8
              INFRINGEMENT OF LICENSED INTELLECTUAL PROPERTY RIGHTS

     8.1 Action by the Company. The Company shall have the right but shall not be obligated to institute proceedings in its own name or in the name of Donnelly against any third party infringer (in the field of use of Products) of any Intellectual Property Rights licensed by Donnelly to the Company pursuant to this Agreement. If Donnelly or the Company becomes aware of any actual, threatened, or apparent infringement of any of the licensed Intellectual Property Rights by any Person in the field of use of Products, such party agrees to provide the other party with written notice prior to suit of such actual, threatened, or apparent infringement and agrees to furnish to the other party any available evidence of such actual, threatened, or apparent infringement. Donnelly agrees to cooperate in any proceedings instituted by the Company against third party infringers and to provide information relating to such proceedings which the Company may reasonably request. In the event that the Company determines that it lacks standing to commence such a proceeding, Donnelly agrees to execute such documents and take such actions as the Company may reasonably request for the purpose of commencing such infringement proceedings. The Company shall have the right to control prosecution of such proceedings regardless of whether the proceedings are commenced in Donnelly's name or in the name of the Company; provided, however, that in the event of a counterclaim against Donnelly, the litigation shall be jointly managed by Donnelly and the Company and Donnelly's costs and expenses (including, but not limited to, reasonable attorney's fees) will be paid by the Company pursuant to
Section 7.4.

     8.2 Action by Donnelly. In the event Donnelly notifies the Company or receives notice from the Company of actual, threatened, or apparent infringement of any licensed rights or Intellectual Property Rights by a third party, and the Company does not institute proceedings against such a third party within sixty
(60) days of notification, then Donnelly may institute proceedings against such a third party, at Donnelly's expense, and in the Company's name (if necessary). The Company agrees to cooperate fully with the Company in such proceedings. Any recovery awarded in such proceedings shall be retained by Donnelly.


                                    ARTICLE 9
                              TERM AND TERMINATION

     9.1 Term. The licenses granted hereunder shall continue so long as either Lear or Donnelly are:

          (a) Members of the Company or

          (b) operating the business of the Company after a withdrawal by the other unless otherwise terminated as provided herein.

     9.2 Default. If any party fails to comply with any of its obligations hereunder, and after notice from another party such failure continues for sixty
(60) days, such action shall constitute a default hereunder and under the Operating Agreement; provided, however, if a default under this Agreement cannot reasonably and with due diligence and good faith be cured within said 60-day period, and if the defaulting party promptly commences and proceeds to complete the cure of such default with due diligence and in good faith, the 60-day period with respect to such default shall be extended to include such additional period of time as may be reasonably necessary to cure such default.

     9.3 Remedies on Default. Upon the occurrence of a default hereunder, which is not cured during the applicable cure period, the non-breaching parties shall have the rights and remedies available at law and in equity and may institute arbitration and/or legal proceedings in accordance with Section 10.11 hereof with respect to any damages or losses incurred by the non-defaulting party. If the default is by a Member, and the default is a Material Default (as defined in the Operating Agreement), the other Member shall also have all rights provided in the Operating Agreement, including that included in Section 4.5(c) thereof.


                                   ARTICLE 10
                                  CONSTRUCTION

     10.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without giving effect to any applicable principles of conflicts of laws.

     10.2 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered
(i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

              To Donnelly:              Donnelly Corporation
                                        414 East Fortieth Street
                                        Holland, Michigan 49423
                                        Attention: John Donnelly

                                        Telecopy No. (616) 786-6034

              With a copy to:           Varnum, Riddering, Howlett & Schmidt LLP
                                        Suite 1600, Bridgewater Place
                                        333 Bridge Street, N.W., P.O. Box 352
                                        Grand Rapids, Michigan 49504
                                        Attention: Daniel Molhoek
                                        Telecopy No.  (616) 336-7000

              To the Company:           Lear Donnelly Overhead Systems, L.L.C.
                                        39650 Orchard Hill Place
                                        Novi, Michigan 48375
                                        Attention: Richard Perreault
                                        Telecopy No. ________________

              With a copy to:           Lear Corporation
                                        21557 Telegraph Road
                                        Southfield, Michigan 48034
                                        Attention: Vice President and
                                        General Counsel
                                        Telecopy No. (248) 746-1677

     10.3 Severability. If any provision of this Agreement shall be conclusively determined by a court of competent jurisdiction to be invalid or unenforceable to any extent, the remainder of this Agreement shall not be affected thereby.

     10.4 Binding Effect. Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the parties, their respective successors, legal representatives and permitted assigns.

     10.5  No  Third  Party  Rights.   This  Agreement  is  intended  to  create
enforceable rights between the parties hereto only, and creates no rights in, or obligations to, any other Persons whatsoever.

     10.6 Time is of Essence. Time is of the essence in the performance of each and every obligation herein imposed.

     10.7 Schedules Included in Exhibits; Incorporation by Reference. Any reference to an Exhibit to this Agreement contained herein shall be deemed to include any Schedules to such Exhibit. Each of the Exhibits referred to in this Agreement, and each Schedule to such Exhibits, is hereby incorporated by reference in this Agreement as if such Schedules and Exhibits were set out in full in the text of this Agreement.

     10.8 Amendments. This Agreement may not be amended except by written agreement executed by duly authorized officers of all of the parties hereto.

     10.9 Entire Agreement; Section Headings. This Agreement, the Operating Agreement and the agreements contemplated by the Operating Agreement constitute the entire agreement among the parties hereto relating to the subject matter hereof and supersede all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall be affect in any way the meaning or interpretation of this Agreement.

     10.10 Assignment. Except as otherwise specifically provided in this Agreement or the Operating Agreement (particularly Section 9.2(a) thereof), neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party (other than an Affiliate of the Member) without the prior written consent of all the parties to this Agreement.

     10.11 Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or related to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute (excluding business decisions to be voted on by Members or Directors) arises among the Members under or relating to this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one Member to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If he or she will not, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either Member may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing Member as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the Member not giving the Arbitration Notice.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                      DONNELLY CORPORATION
                                      ("Donnelly")


                                       By/s/ Dwane Baumgardner
                                             Dwane Baumgardner
                                       Its Chief Executive Officer and President


                                       LEAR DONNELLY OVERHEAD SYSTEMS,
                                       LLC


                                       By /s/Richard Perreault

                                        Its ___________________________


                                       LEAR CORPORATION


                                       By /s/ J.  F.  McCarthy

                                         Its ___________________________

                         LIST OF EXHIBITS AND SCHEDULES


Schedule A                 Description of Licensed Donnelly Technology
Schedule B                 Confidential Information
Schedule C                 Claims Asserted

                                   SCHEDULE A

                           Donnelly License Agreement
                       Description of Licensed Technology

                                                 Title/
Country   Serial No.   Patent No.   Patent Date  Description

GROUP A
USA       132,004      4,807,096    21NO1989     Interior Light/Carrier Module
                                                 for Vehicles
USA       07/535,111   5,153,572    060C992      Touch-Sensitive Control Circuit
USA       07/598,129   5,189,417    23FE1993     Detection Circuit for Matrix
                                                 Touch Pad
USA       07/605,497   5,239,152    24AU1993     Touch Sensor Panel with Hidden
                                                 Graphic Mode
USA       07/909,782   5,475,577    12DE1995     Accessory Attachment Plate for
                                                 Vehicle Panels
USA       08/040,188   5,572,205    05NO1996     Touch Control System
USA       08/367,844   5,671,996    30SE1997     Vehicle/Instrumentation/Console
                                                 Lighting EPC
EPC       95650048.2                             Vehicle Instrumentation/Console
USA       08/482029    5,667,896    16SE1997     Vehicle Window Assembly for
                                                 Mounting Interior Vehicle
USA       29/032,836                             Rail Module
USA       60/027,996                             Digital Compass
USA       08/740,701                             Touch Control System
USA       29,057,275                             Vehicle Rail Module Exterior
                                                 Surface Incorporating a Handle,
                                                 Coathook and Lamp
USA       Continuation of
          584                                    Vehicle Window Assembly for
                                                 Mounting Interior Vehicle
USA                                              Vehicle Instrumentation/Console
                                                 Lighting
          08/901,929                             Pyroelectric Intrusion
                                                 Detection in Motor Vehicles
USA       117,220      4,862,594    9/5/89       Magnetic Compass System for a
                                                 Vehicle
USA       267,972      4,937,945    7/3/90       Magnetic Compass with Hall
                                                 Effect Encoder
USA       596,854      5,131,154    7/21/92      Magnetic Compass with Optical
                                                 Encoder
USA       811,578      5,255,442    10/26/93     Vehicle Compass with Electronic
                                                 Sensor
USA       142,509      5,644,851    7/8/97       Compensation System for
                                                 Electronic Compass
USA       457,621      5,632,092    5/27/97      Compensation System for
                                                 Electronic Compass
USA       823,469                                Compensation System for
                                                 Electronic Compass
EPC       93/900861.1                            Vehicle Electronic Sensor
Japan     511672/93    5,255,442                 Vehicle Compass with Electronic
                                                 Sensor
EPC       95/904055.1  5,644,851                 Compensation System for
                                                 Electronic Compass
Japan     7-512748     5,644,851                 Compensation System for
                                                 Electronic Compass
USA       08/901,929                             Pyroelectric Intrusion
                                                 Detection in Motor Vehicles

Country   Serial No.   Patent No.   Patent Date  Description

GROUP B

USA       29/071,095                             Vehicular Coat
                                                 Hook Assembly
                                                 (Design)
Brazil    PCT/US95/15705                         Mounting Clip
Canada                                           Mounting Clip

European  PCT/US95/15705                         Mounting Clip

Japan     PCT/US95/15705                         Mounting Clip

South Korea                                      Mounting Clip

Mexico                                           Mounting Clip

United
States    08/349,031                             Mounting Clip

United
States    08/701,589   5,662,375    9/2/97       Mounting Clip

WIPO      PCT/US95/15705

United
States    08/312,820                             Modular Panel
                                                 Assembly

United
States    08/681,316                             Modular Panel
                                                 Assembly

WIPO      PCT/US95/12387                         Modular Panel
                                                 Assembly

United
States    60,031,558                             Single Lens, Push-
                                                 Push, Dual Lamp
                                                 Assembly

United
States                                           Overhead Console
                                                 with Magnetic
                                                 Sensor Roof
                                                 Mounting

United
States                                           Visor with
                                                 Structural Foam
                                                 Core

United
States                                           CHMSL/Task Lamp

United
States                                           Visor Detent
                                                 Control

United
States                                           Blow Molded Visor

                                                 Title/
Country   Serial No.   Patent No.   Patent Date  Description

GROUP B

United
States                                           Clamshell Visor
                                                 W/Heat Fabric
                                                 Edges

United
States                                           Visor Construction

United
States                                           Visor with Powered
                                                 Mirror Door

United
States    60/009/852                             Vehicle Interior
                                                 Light w/Light Pipe
                                                 for Uniform
                                                 Illumination

United
States    08/784,028                             Vehicle Interior
                                                 Light w/Light Pipe
                                                 For Uniform
                                                 Illumination

United
States                                           Visor Mounting

United
States                                           Clam Visor with
                                                 Lighted Mirror

United
States    60/012,088                             Overhead Console
                                                 with Drop-Down
                                                 Door

United
States    60/034,375                             Overhead Console
                                                 with Drop-Down
                                                 Door

United
States    08/804,354                             Overhead Console
                                                 with Drop-Down
                                                 Door

United
States                                           Flex Web Button
                                                 Gland

United
States                                           Visor with Courtesy
                                                 Lighting

United
States                                           Anti-Rotation
                                                 Mounting Clip

United
States                                           Vanity Mirror
                                                 W/Dimmer Switch

United
States                                           Vanity Mirror
                                                 W/Dimmer Switch

                                                 Title/
Country   Serial No.   Patent No.   Patent Date  Description

GROUP B

United
States                                           Sunglass Holder for
                                                 Vehicle

United
States                                           PCB Pin Clip

United
States                                           Sun Visor with
                                                 Support Pin

United
States                                           Electrochromic
                                                 Sunvisor

United
States                                           Lighted Vanity
                                                 W/Mirror

United
States    60/040,833                             Forward Sun
                                                 Protection With
                                                 Accessory Integration

United
States                                           Windshield
                                                 Mounted Visor

United
States    60/023,104                             Expandable Coat
                                                 Hook


United
States    60/025,166                             Grab Handle
                                                 Assembly and Method of
                                                 Assembling Same

United
States                                           Grab Handle Assembly and
                                                 Method of Assembling Same

United
States    60/021,096                             Visor with
                                                 Integrally Molded
                                                 Unitary Frame

WIPO      PCT/US97/11751                         Visor with
                                                 Integrally Molded
                                                 Unitary Frame

United
States                                           Visor Mirror and
                                                 Endcap Mirror
                                                 Assembly

United
States                                           Vanity Lamp

                                                 Title/
Country   Serial No.   Patent No.   Patent Date  Description

GROUP B

United
States                                           Overhead Console
                                                 Comp.  Compass

United
States    60/022,238                             Garage Door
                                                 Opener Bin

United
States    08/896,043                             Garage Door
                                                 Opener Bin

United
States                                           Sliding
                                                 Auxiliary Sun
                                                 Visor Blade
                                                 Assembly

United
States                                           Happich Visor
                                                 Bracket Patent

United
States                                           Visor with Pressed
                                                 Substrate/Molded
                                                 Frame Clamshell

United
States                                           Pivoting Coat Hook
                                                 with Finger Access
                                                 Notch

United
States                                           Vanity Mirror/Door
                                                 Spring, Lamp
                                                 Switch

United
States                                           Overhead Console
                                                 with Garage Door
                                                 Opener

United
States    60/052,454                             Vehicle Soft
                                                 Console with
                                                 Interchangeable
                                                 Accessor Bins and
                                                 In-Molded Skin and
                                                 Fastener

United
States                                           Garnish Trim
                                                 Mounted
                                                 Components

United
States                                           Illumination/Visor
                                                 Vanity Mirror

United
States                                           Snap Together
                                                 Clamshell Visor
                                                 With Snap-in
                                                 Mirror Assembly

                                                 Title/
Country   Serial No.   Patent No.   Patent Date  Description

GROUP B

United
States                                           Visor with Fabric
                                                 Plain and Tear Seal
                                                 at Eye Ends

United
States                                           Aubiliary Visor
                                                 with Molded
                                                 Torque Connector

United
States                                           Terminal Strip Bulb
                                                 Retainer

United
States                                           EPP Clamshell
                                                 Visor

United
States                                           Vehicle Sun Visor
                                                 with Rigid Interior
                                                 Skin

                                                 Title/
Country   Serial No.   Patent No.   Patent Date  Description

GROUP C

Ireland A vehicle rearview mirror and a vehicle control system incorporating such mirror

Ireland                                          Push Button
                                                 Support Member

Ireland                                          A Printed Circuit
                                                 Board Pin
                                                 Connector

Ireland                                          Electro-Optic
                                                 Rearview Mirror
                                                 System (EC Mirror)

                                   Schedule B

                             Confidential Technology


     All manufacturing processes, methods or techniques used in the manufacture of Products, including, but not limited to, those Product utilizing any of the Technology or Intellectual Property Rights listed on Schedule A.

                                   Schedule C

                                 Asserted Claims


     Prince Corporation ("Prince") has asserted that products manufactured in accordance with Intellectual Property Rights listed on Schedule A violate patents of Prince Corporation.

     In January 1995, Prince asserted Donnelly was in violation of its Patent No. 953305. After some discussions between counsel for both parties, the matter was dropped.

     Approximately eight years ago, Prince contacted Donnelly about alleged infringement of a compass. After preliminary meetings, no further assertions were made.

     Prince is currently asserting that Donnelly's consoles with garage door openers violate Prince Patent No. 4,595,228. Donnelly does not believe it infringes. Extensive corres-pondence and counterproposals have been exchanged, including an offer to license the patent at $.17 per unit. Donnelly has provided Lear with copies of the relevant correspondence.

                                   EXHIBIT D-2

                        LEAR TECHNOLOGY LICENSE AGREEMENT


     THIS TECHNOLOGY LICENSE AGREEMENT (this "Agreement") is entered into as of this 1st day of November, 1997 (the "Effective Date"), by and among LEAR CORPORATION, a Delaware corporation ("Lear"), (Lear and Donnelly are sometimes referred to herein as the "Members"), and LEAR DONNELLY OVERHEAD SYSTEMS L.L.C., a Michigan limited liability company (together with its subsidiaries, the "Company"); and DONNELLY CORPORATION, a Michigan corporation ("Donnelly").

                                    RECITALS:

     WHEREAS, Lear and Donnelly as members of the Company have executed an Operating Agreement of the Company dated September 3, 1997 (the "Operating Agreement") creating a joint venture between Lear and Donnelly; capitalized terms not defined herein shall have the meaning ascribed to them in the Operating Agreement;

     WHEREAS, Donnelly is a party to this Agreement in order to protect its rights and perform its obligations hereunder;

     WHEREAS, Lear is the owner of certain intellectual property rights principally covering or principally used in the manufacture of Products (as such term is defined in the Operating Agreement);

     WHEREAS, the parties desire to enter into this Agreement to provide certain rights for the Company to license certain specified intellectual property rights from Lear; and

     WHEREAS, the Company may develop improvements to the intellectual property rights licensed from Lear and may develop other intellectual property rights and the parties desire to enter into this Agreement to provide certain rights for Lear to license such improvements and intellectual property rights from the Company;

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     1.1 "Intellectual Property Rights" shall mean United States, international and foreign patents and patent applications (including United States provisional applications and all PCT patent applications), any and all patents issuing therefrom or otherwise corresponding thereto, and all divisionals, continuations, continuations-in-part, reissues, reexamination certificates and extensions thereof, describing and/or claiming Technology, and all mask works, industrial design registrations and applications for such registrations, technology, and all other proprietary rights covering or otherwise related to Technology and/or processes for manufacture and/or use of Products embodying Technology arising prior to or during the term of this Agreement.

     1.2 "Technology" shall mean technological developments principally covering or principally used in the manufacture of Products including, but not be limited to, the technology described on Schedule A hereto, ideas, concepts, inventions, processes, principles of operation, formulae, patterns, drawings, prints, proposals, devices, software, compilations of related information, records, specifications and the knowhow, arising before or during the term of this Agreement. Technology shall not include existing or future technological developments or intellectual property rights of Lear or its Affiliates relating to or concerning the items and matters disclosed on attached Exhibit 1.

     1.3 "Improvement" shall mean (i) any alteration, modification or enhancement to Technology or Intellectual Property Rights which improves the effectiveness, efficiency, performance or other attribute of, or otherwise relates to, Technology or Intellectual Property Rights, or any element thereof, or (ii) any new product or material which performs substantially the same function as Technology or Intellectual Property Rights but does so through a different method or process.

                                    ARTICLE 2
                              LICENSE GRANT BY LEAR

     2.1 License Grant. Lear hereby grants unto the Company a royalty-free, paid-up, worldwide, exclusive license of Lear's Technology and Intellectual Property Rights to make, have made, use, and sell the Products (but not to make, have made, use, or sell anything other than the Products). Notwithstanding the exclusive license, Lear reserves the right to use its Technology and Intellectual Property Rights to the extent not prohibited by the Noncompetition and Non-Solicitation Agreement between Lear and Lear of even date. The term of this license is described in Article 9 of this Agreement.


     2.2 Sublicenses. The Company may not sublicense Lear's Technology or Intellectual Property Rights without Lear's prior written consent; provided, however, that the Company shall have the right to sublicense Lear's Technology and Intellectual Property Rights to the Company's subsidiaries (any non-U.S. subsidiaries shall be required to pay a commercially reasonable royalty rate to the Company for such sublicense, which royalty rate shall be no less than the royalty paid by such subsidiaries to Lear pursuant to the Company's Technology License with Lear of even date).

                                    ARTICLE 3
                  IMPROVEMENTS AND LICENSE GRANT BY THE COMPANY

     3.1 Ownership of Improvements. The Company shall own and shall have all rights, including Intellectual Property Rights, in all Improvements which are conceived and reduced to practice by the Company's personnel or by third party personnel working on the Company's behalf.

     3.2 License Grant. The Company hereby grants and agrees to grant to Lear or Donnelly, as the case may be, a royalty-free, paid-up, worldwide, non-exclusive, non-transferrable license of the Improvements, Technology and Intellectual Property Rights of the Company on the terms set forth in this Agreement.

                                    ARTICLE 4
                          JOINTLY DEVELOPED TECHNOLOGY

     4.1 Jointly Developed Technology.

          (a) Technology and Intellectual Property Rights developed jointly by Lear and the Company after the date of this Agreement shall be owned by the Company, and the Company shall have all rights in and to such jointly developed Technology and Intellectual Property Rights. Technology and Intellectual Property Rights developed jointly by Lear and Donnelly or by Lear, Donnelly and the Company shall be owned by the Company and the Company shall have all rights in and to such jointly developed Technology and Intellectual Property Rights.

          (b) The Company hereby grants unto Lear a royalty-free, paid-up, worldwide, non-assignable, non-transferrable, non-exclusive license of any jointly developed Technology and Intellectual Property Rights on the terms set forth in this Agreement.

                                    ARTICLE 5
                          PROSECUTION OR MAINTENANCE OF
                          INTELLECTUAL PROPERTY RIGHTS

     5.1 Maintenance by Lear. Lear shall retain the right to (but shall not be obligated to) prosecute and/or maintain [at the Company's expense], all of the Technology and Intellectual Property Rights licensed by Lear to the Company pursuant to Article 2 of this Agreement. The Company shall have the right to prosecute and/or maintain at the Company's expense any of the Intellectual Property Rights licensed hereunder in any country when the Company has been notified by Lear that Lear no longer wishes to prosecute or maintain such Intellectual Property Rights in such country, and Lear hereby agrees to notify the Company of its intent to cease prosecution or payment of maintenance fees of any of such Intellectual Property Rights in any such country, at least sixty
(60) days prior to the date of any abandonment of any right or the date of any required payment or filing which Lear does not intend to make or file. With respect to any Intellectual Property Rights abandoned by Lear and prosecuted and maintained by the Company pursuant to this Section 5.2, the Company agrees to grant unto Lear a royalty-free, paid-up, worldwide, non-exclusive license to such Intellectual Property Rights.

     5.2 Maintenance by the Company. The Company shall retain the right to (but shall not be obligated to) prosecute and/or maintain at its expense, all of the Improvements, Technology and Intellectual Property Rights licensed by the Company to Lear pursuant to Article 3 or Article 4 of this Agreement. Lear shall have the right to prosecute and/or maintain at Lear's expense any of the Intellectual Property Rights of the Company licensed hereunder in any country when Lear has been notified by the Company that the Company no longer wishes to prosecute or maintain such Intellectual Property Rights in such country, and the Company hereby agrees to notify Lear of its intent to cease prosecution or payment of maintenance fees of any of such Intellectual Property Rights in any such country, at least sixty (60) days prior to the date of any abandonment of any right or the date of any required payment or filing which the Company does not intend to make or file.

                                    ARTICLE 6
                         COOPERATION AND CONFIDENTIALITY

     6.1 Exchange of Information. During the term of this License, Lear, the Company and their respective Affiliates will exchange information concerning all Technology and Intellectual Property Rights conceived or developed by any of them relating to Products and processes or techniques used in the manufacture of Products.

     6.2 Cooperation. The Company and Lear agree to cooperate with each other in the prosecution of pending applications concerning the Intellectual Property Rights or any new applications based upon any Improvements thereto by providing, upon request, technical information and data in an appropriate form relating to the subject matter or any pending or issued applications and/or improvements.

     6.3 Confidentiality. The Company acknowledges that some of the Intellectual Property Rights and Technology licensed pursuant to this Agreement or developed by Lear or the Company after the date of this Agreement relate to information which is not publicly available ("Confidential Information"), including, without limitation, information exchanged pursuant to Section 6.1 hereof, the Technology listed or described in Schedule B and any jointly developed Technology. The Company hereby agrees not to disclose the Confidential Information to any third parties for a period of ten (10) years after the receipt of such Confidential Information, except to only (a) those employees of the Company having a legitimate business need-to-know and (b) consultants engaged by the Company. The Company agrees that prior to making disclosures to any consultant, it will obtain a confidentiality and non-use agreement. For purposes of this section, any Affiliate of the Company other than Lear, Donnelly or a subsidiary of the Company is deemed to be a third party.

     6.4 Confidentiality Exceptions. Notwithstanding the provisions of Section 6.3, Confidential Information shall not include (a) information which is known to the public or is generally known within the industry or business, (b) information which the Company is required to disclose pursuant to law or order of a court having jurisdiction (provided that the Company offers the Lear an opportunity to obtain an appropriate protective order or administrative relief against disclosure of such Confidential Information), and (c) information which was legally acquired by the

Company from a third party in good faith, provided that such disclosure by the third party was not in breach of any agreement between such third party and the other party hereto.

     6.5 Protection of Rights. The parties hereto agree that it shall be the policy of the Company to protect the Intellectual Property Rights and not to infringe upon the intellectual property rights of third parties.

                                    ARTICLE 7
                                 INDEMNIFICATION

     7.1 No Representation or Indemnification. Nothing in this Agreement is intended to state or otherwise imply that the exercise of any right or license granted by Lear pursuant to this Agreement by the Company will not infringe rights of third parties. Lear does not undertake any obligation to indemnify the Company against, or assume any responsibility for, any claim of infringement by any third party relating to or arising out of any exercise of any right or license referenced in this Agreement.

     7.2 Limited Warranty. Lear warrants that to its knowledge, except as set forth in Schedule C, no claim has been asserted that the exercise of rights or licenses transferred or granted by Lear to the Company pursuant to this Agreement infringe upon any third party rights.

     7.3 No Indemnification by the Company Concerning non-Product Uses. The Company does not undertake any obligation to indemnify Lear against, or assume any responsibility for, any claim of infringement by any third party relating to or arising out of any exercise of any right or license granted by the Company to Lear pursuant to this Agreement.

     7.4 Indemnification by the Company Concerning Products. The Company agrees to indemnify and hold harmless Lear and its Affiliates from and against any loss, cost, expense (including, but not limited to, costs of investigation and defense, attorney's fees, expert witnesses, consultants and litigation support services), liability, settlement and damages as a result of any claim(s) that the manufacture or sale of any Products after the Closing Date infringes upon any patent or other intellectual property rights of any third party.

                                    ARTICLE 8
              INFRINGEMENT OF LICENSED INTELLECTUAL PROPERTY RIGHTS

     8.1 Action by the Company. The Company shall have the right but shall not be obligated to institute proceedings in its own name or in the name of Lear against any third party infringer (in the field of use of Products) of any Intellectual Property Rights licensed by Lear to the Company pursuant to this Agreement. If Lear or the Company becomes aware of any actual, threatened, or apparent infringement of any of the licensed Intellectual Property Rights by any Person in the field of use of Products, such party agrees to provide the other party with written notice prior to suit of such actual, threatened, or apparent infringement and agrees to furnish to the other party any available evidence of such actual, threatened, or apparent infringement. Lear agrees to cooperate in any proceedings instituted by the Company against third party infringers and to provide information relating to such proceedings which the Company may reasonably request. In the event that the Company determines that it lacks standing to commence such a proceeding, Lear agrees to execute such documents and take such actions as the Company may reasonably request for the purpose of commencing such infringement proceedings. The Company shall have the right to control prosecution of such proceedings regardless of whether the proceedings are commenced in Lear's name or in the name of the Company; provided, however, that in the event of a counterclaim against Lear, the litigation shall be jointly managed by Lear and the Company and Lear's costs and expenses (including, but not limited to, reasonable attorney's fees) will be paid by the Company pursuant to Section 7.4.

     8.2 Action by Lear. In the event Lear notifies the Company or receives notice from the Company of actual, threatened, or apparent infringement of any licensed rights or Intellectual Property Rights by a third party, and the Company does not institute proceedings against such a third party within sixty
(60) days of notification, then Lear may institute proceedings against such a third party, at Lear's expense, and in the Company's name (if necessary). The Company agrees to cooperate fully with the Company in such proceedings. Any recovery awarded in such proceedings shall be retained by Lear.

                                    ARTICLE 9
                              TERM AND TERMINATION

     9.1 Term. The licenses granted hereunder shall continue so long as either Lear or Lear are:

          (a) Members of the Company or

          (b) operating the business of the Company after a withdrawal by the other unless otherwise terminated as provided herein.

     9.2 Default. If any party fails to comply with any of its obligations hereunder, and after notice from another party such failure continues for sixty
(60) days, such action shall constitute a default hereunder and under the Operating Agreement; provided, however, if a default under this Agreement cannot reasonably and with due diligence and good faith be cured within said 60-day period, and if the defaulting party promptly commences and proceeds to complete the cure of such default with due diligence and in good faith, the 60-day period with respect to such default shall be extended to include such additional period of time as may be reasonably necessary to cure such default.

     9.3 Remedies on Default. Upon the occurrence of a default hereunder, which is not cured during the applicable cure period, the non-breaching parties shall have the rights and remedies available at law and in equity and may institute arbitration and/or legal proceedings in accordance with Section 10.11 hereof with respect to any damages or losses incurred by the non-defaulting party. If the default is by a Member, and the default is a Material Default (as defined in the Operating Agreement), the other Member shall also have all rights provided in the Operating Agreement, including that included in Section 4.5(c) thereof.

                                   ARTICLE 10
                                  CONSTRUCTION

     10.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without giving effect to any applicable principles of conflicts of laws.

     10.2 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered
(i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

                 To Donnelly:           Donnelly Corporation
                                        414 East Fortieth Street
                                        Holland, Michigan 49423
                                        Attention: John Donnelly
                                        Telecopy No. (616) 786-6034

                  With a copy to:       Varnum, Riddering, Howlett & Schmidt LLP
                                        Suite 1600, Bridgewater Place
                                        333 Bridge Street, N.W., P.O. Box 352
                                        Grand Rapids, Michigan 49504
                                        Attention: Daniel Molhoek
                                        Telecopy No.  (616) 336-7000

                  To the Company:       Lear Donnelly Overhead Systems, L.L.C.
                                        39650 Orchard Hill Place
                                        Novi, Michigan 48375
                                        Attention: Richard Perreault
                                        Telecopy No. ________________

                  With a copy to:       Lear Corporation
                                        21557 Telegraph Road
                                        Southfield, Michigan 48034
                                        Attention: Vice President and
                                        General Counsel
                                        Telecopy No. (248) 746-1677

     10.3 Severability. If any provision of this Agreement shall be conclusively determined by a court of competent jurisdiction to be invalid or unenforceable to any extent, the remainder of this Agreement shall not be affected thereby.

     10.4 Binding Effect. Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the parties, their respective successors, legal representatives and permitted assigns.

     10.5  No  Third  Party  Rights.   This  Agreement  is  intended  to  create
enforceable rights between the parties hereto only, and creates no rights in, or obligations to, any other Persons whatsoever.

     10.6 Time is of Essence. Time is of the essence in the performance of each and every obligation herein imposed.

     10.7 Schedules Included in Exhibits; Incorporation by Reference. Any reference to an Exhibit to this Agreement contained herein shall be deemed to include any Schedules to such Exhibit. Each of the Exhibits referred to in this Agreement, and each Schedule to such Exhibits, is hereby incorporated by reference in this Agreement as if such Schedules and Exhibits were set out in full in the text of this Agreement.

     10.8 Amendments. This Agreement may not be amended except by written agreement executed by duly authorized officers of all of the parties hereto.

     10.9 Entire Agreement; Section Headings. This Agreement, the Operating Agreement and the agreements contemplated by the Operating Agreement constitute the entire agreement among the parties hereto relating to the subject matter hereof and supersede all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall be affect in any way the meaning or interpretation of this Agreement.

     10.10 Assignment. Except as otherwise specifically provided in this Agreement or the Operating Agreement (particularly Section 9.2(a) thereof), neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party (other than an Affiliate of the Member) without the prior written consent of all the parties to this Agreement.

     10.11 Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or related to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute (excluding business decisions to be voted on by Members or Directors) arises among the Members under or relating to this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one Member to the other of its intent to arbitrate (an

"Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If he or she will not, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either Member may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing Member as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the Member not giving the Arbitration Notice.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                       DONNELLY CORPORATION
                                       ("Donnelly")

                                       By/s/ Dwane Baumgardner
                                             Dwane Baumgardner
                                       Its Chief Executive Officer and President

                                       LEAR DONNELLY OVERHEAD SYSTEMS,
                                       LLC

                                       By/s/ Richard Perreault

                                         Its

                                       LEAR CORPORATION
                                       ("Lear")

                                       By /s/ J.F. McCarthy

                                         Its

                         LIST OF EXHIBITS AND SCHEDULES


Schedule A                 Description of Licensed Lear Technology
Schedule B                 Confidential Information
Schedule C                 Claims Asserted

Exhibit 1                  Excluded Technology

                                    EXHIBIT 1
                               Excluded Technology

     Technology shall not include existing or future technological developments or intellectual property rights of Lear or its Affiliates relating to or concerning . [To be mutually agreed upon by Lear and Donnelly within 30 days after the date hereof].

                                    EXHIBIT E

                          PURCHASE AND SUPPLY AGREEMENT


     THIS PURCHASE AND SUPPLY AGREEMENT (this "Agreement") is entered into as of this 1st day of November, 1997 (the "Effective Date"), by and among LEAR CORPORATION, a Delaware corporation ("Lear"), DONNELLY CORPORATION, a Michigan corporation ("Donnelly"), (Lear and Donnelly are sometimes referred to herein as the "Members"), Empetek autodily s.r.o., a corporation organized and existing under the laws of the Czech Republic ("Empetek"), DONNELLY EUROTRIM LIMITED, a corporation organized and existing under the laws of the Republic of Ireland ("Eurotrim") and LEAR DONNELLY OVERHEAD SYSTEMS L.L.C., a Michigan limited liability company (together with its subsidiaries, the "Company").

                                    RECITALS:

     WHEREAS, Lear and Donnelly as members of the Company have executed an Operating Agreement of the Company dated September 3, 1997 (the "Operating Agreement"); capitalized terms not defined herein shall have the meaning ascribed to them in the Operating Agreement; and

     WHEREAS, the Company may request assistance from Lear or Donnelly with respect to sales to original equipment manufacturers of vehicles ("OEMs"); and

     WHEREAS, if requested by the Company, Lear and Donnelly will from time to time enter into contracts with OEMs to produce Products (as such term is defined in the Operating Agreement); and

     WHEREAS, the parties desire to enter into this Agreement to provide the terms of production and sale of the Products by the Company to Lear or Donnelly for resale to the OEMs if the Company has requested such assistance with an OEM; and

     WHEREAS, the parties desire to enter into this Agreement to provide for Donnelly and Lear to have certain rights as preferred suppliers to the Company.

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    ARTICLE 1
                               SALES AND MARKETING

     1.1 Sales Representation to OEMs. At the request of the Company, Lear and Donnelly will, from time to time, represent the Company by providing sales and customer support as sales representative with respect to the Company's Products. The Board of Directors of the Company will make such appointments. Its determination of whether the Company, Lear, Donnelly or another party will be appointed as sales representative of the Company's Products at any OEM shall be based upon capacity, experience, the nature of the relationship with the OEM and the cost to the Company. OEMs may be assigned to Lear or Donnelly from time to time by the Company, and if accepted shall be "Lear OEMs" or "Donnelly OEMs" as the case may be. The Board of Directors may also request Lear or Donnelly to jointly provide sales and customer service or to cooperate with the Company to provide sales and customer service to any OEM. The Board of Directors may, from time to time, change or cancel the appointment of any party as a sales representative for any OEM.

     Should the Company appoint Lear or Donnelly as a sales representative, the prices, terms and conditions of sale of Products from the Company to Lear and Donnelly will be established by the Company. Lear and Donnelly will sell the Company's Products to OEMs for the same price and on the same terms as it purchases the Products from the Company, except to the extent the Board of Directors permits Lear and Donnelly to recoup sales costs.

     1.2 Responsibility for Non-OEM Customers. Sales and customer support of Products sold to customers who are not OEMs (including the Members) shall be the responsibility of the Company; provided, however, that if the primary sales contact is with the OEM, then the responsibility for sales and customer support shall be determined according to Section 1.1 hereof (even if the Product is sold to a customer that is not an OEM).

     1.3 Responsibility of Sales Representatives. In case Lear or Donnelly is appointed as a sales representative to provide sales and customer support to any
OEM:

          (a) Scope of Responsibilities. As used in this Agreement, sales and customer support to be provided by Lear or Donnelly shall include the following responsibilities and functions: primary customer contacts in the acquisition phase of any project prior to assurances by the OEM that a purchase will be made or issuance of a purchase order by an OEM (whichever occurs first), including customer contacts with respect to design, engineering and specifications, and may also include customer contacts relating to prototyping, testing and program management.

          If Lear or Donnelly is providing sales and customer support to an OEM, the Company and Lear or Donnelly will work together to coordinate all activities. The following responsibilities and functions shall be the responsibility of the Company: product design and development, program management, engineering, quality assurance, prototyping, testing and validation, and tooling. In addition, the Company will provide such technical and design support as is required, including training Lear and Donnelly personnel and working with the OEM.

          Product research and development, design, engineering and customer coordination for program management for the type of Products now sold by Lear ("Lear R & D") will be performed by Lear and for the type of Products now sold by Donnelly ("Donnelly R & D") will be performed by Donnelly until sufficient personnel have been transferred to the Company. It is anticipated that the Company will promptly retain sufficient resources to provide Donnelly R & D and that Donnelly's support would be minimal.

          (b) Costs and Expenses. Lear and Donnelly shall each be responsible for their own direct and indirect costs and expenses of their respective sales activities provided pursuant to this Agreement. Neither Lear nor Donnelly will be reimbursed for any such expenses with respect to Prior Contracts (as hereinafter defined) or New Contracts (as hereinafter defined), except as specifically approved by the Board of Directors.

          Lear will not be reimbursed for any costs incurred by it for Lear R & D with respect to Prior Contracts. Donnelly will be reimbursed for any costs incurred by it for performing Program Management and Advanced Quality to the extent such services were included as expenses of the Company in the business plans submitted by Donnelly. The reimbursement shall be in the amounts set forth on Exhibit A, payable in the years set forth therein.




                                    ARTICLE 2
                      CONTRACTS TO SUPPLY PRODUCTS TO OEMS

          2.1 Parties to Product Contracts. Contracts to supply Products shall be between the OEM and the Company unless the OEM is a "Lear OEM" or a "Donnelly OEM". Contracts entered into after the Effective Date to supply Products to Lear OEMs shall be between Lear and the Lear OEM, and purchase orders under such contracts shall be issued by the Lear OEM to Lear. Contracts entered into after the Effective Date to supply Products to Donnelly OEMs shall be between Donnelly and the Donnelly OEM, and purchase orders under such contracts shall be issued by the Donnelly OEM to Donnelly. Notwithstanding the foregoing, an OEM may contract directly with the Company or obtain appropriate assurances from the Company if the OEM so requests.

     2.2 Product Contracts Prior to the Effective Date. Contracts entered into by Lear or Donnelly or projects sourced to them prior to the Effective Date and included within their Business Plan to supply Products ("Prior Contracts") shall remain between the parties to such Prior Contract.

     2.3 Negotiation of Contracts. The Company and any other party providing sales and customer support to an OEM agree to cooperate with each other in preparing bids and negotiating contracts to supply Products to OEMs. The prices and terms will be established based upon customer requirements and needs as negotiated with the OEMs, provided that the final price and terms for any new contract to supply Products to an OEM (a "New Contract") will be established by the Company.

     2.4 Company Contractual Commitment. With respect to each New Contract or Prior Contract between Lear or Donnelly and an OEM, the Company agrees and consents to be contractually bound to fulfill the contractual obligations of Lear or Donnelly, as the case may be, with respect to such New Contract or Prior Contract on the terms and conditions specified therein; provided, however, that the price to be received by the Company and other terms shall be modified as provided by this Agreement. The Company agrees to execute such documentation as Lear, Donnelly or an OEM may deem reasonably necessary to evidence the obligations of the Company pursuant to this Section 2.4.

     2.5 Warranty and Indemnification. With respect to contracts between an OEM and Lear or Donnelly with respect to Products, the Company will warrant to Lear or Donnelly, as the case may be, the same warranties made by Lear or Donnelly to the OEMs pursuant to the Prior Contracts and New Contracts. The Company agrees to indemnify, defend and hold Lear and Donnelly and their respective officers, directors, employees and affiliates harmless from and against any and all loss, damage, claim, expense (including reasonable attorney's fees) or other liability resulting from or relating to any warranty or product liability claim concerning Products supplied by the Company, including Products supplied pursuant to Prior Contracts or New Contracts; provided, however, that the Company makes no warranty and shall have no obligation to indemnify a Member concerning components supplied to the Company by such Member. The Company shall have the right to participate in the negotiation, litigation and shall have the right to approve any settlement (which approval will not be unreasonably withheld) of any such claim for which the Company is obligated to indemnify pursuant to this paragraph. With respect to components supplied by a Member or its Affiliate to the Company, the manufacturer of such component shall provide the Company with a warranty comparable to the warranty customarily provided by such manufacturer to third party purchasers of such components.

                                    ARTICLE 3
                PURCHASE ORDERS, INVOICING AND PAYMENT PROCEDURES

     3.1 Purchase Orders. With respect to both New Contracts and Prior Contracts between an OEM and Lear or Donnelly, it is contemplated that the OEM which is a party to such contract will issue purchase orders to Lear or Donnelly, whichever is a party to that contract. On the Effective Date, with respect to Prior Contracts and promptly upon receipt of a new purchase order for Products, Lear or Donnelly, as the case may be, shall promptly issue a corresponding purchase order to the Company on the same terms and, except as permitted by this Agreement, at the same price.

     The purchase order terms and conditions from the Member to the Company will include all terms and conditions contained in the OEM purchase order to the Member, including delivery and product warranty terms. The Company shall indemnify and hold harmless the Member from and against all loss, cost, expense (including but not limited to costs of litigation and defense, attorneys fees, expert witnesses, consultants and litigation support services or devices), liability settlement or damages ("Damages") arising from any claim based on the manufacture, assembly, delivery, sale or use of the Product, except for Damages caused by the design or engineering performed by such Member.

     3.2 Shipment of Product. Unless otherwise specified, Products shall be shipped directly from the Company to the OEM purchasing such Product. Shipment notices shall be transmitted simultaneously to the OEM and the Member responsible for sales to that OEM.

     3.3 Company Invoices to Lear or Donnelly.

          (a) With respect to New Contracts between an OEM and Lear or Donnelly, the Company will invoice Lear for Products shipped to Lear OEMs and will invoice Donnelly for Products shipped to Donnelly OEMs. In the case of New Contracts, the amount of such invoices shall be equal to 100% of the amount to be invoiced to the OEM except as otherwise agreed to by the Member and the Company pursuant to the last sentence of Section 1.4 hereof.

          (b) With respect to Prior Contracts, the Company will invoice Lear or Donnelly whichever is a party to such Prior Contract for Products shipped to OEMs.

          (c) With respect to Products shipped directly to a Member for further processing by that Member, the price from the Company to a Member shall be determined by the Board of Directors of the Company.

     3.4 Invoices to OEMs.

     The parties shall agree on a method for promptly invoicing OEM customers.

     3.5 Accounts Receivable.

          (a) Lear and Donnelly shall each be responsible for accounting for, managing and collecting accounts receivable owed to them by OEM customers.

          (b) Company invoices to Donnelly or Lear shall result in an account receivable owed by Donnelly or Lear, as the case may be, to the Company. Any such accounts receivable shall be payable on the 30th prox day of the month following invoicing. Such payment terms shall apply regardless of whether Donnelly or Lear, as the case may be, has collected the corresponding account receivable from the OEM; provided, however, that if the actions or omissions of the Company are responsible for a delay in payment by the OEM to Lear or Donnelly with respect to a particular invoice, then the Company shall not receive payment of its corresponding account receivable until the OEM has paid Lear or Donnelly, as the case may be.

                                    ARTICLE 4
                         COMPANY PURCHASES FROM MEMBERS

     4.1 Donnelly as Preferred Supplier of Electronics.

          (a) The Company agrees that Donnelly shall be the preferred supplier of Electronic Components. For purposes of this Agreement, "Electronic Components" shall mean those electronics described on Exhibit B which are included within Products, except proprietary electronics of other Persons consented to by Donnelly or specified by an OEM customer after Donnelly has been given the opportunity to persuade the OEM customer to utilize Donnelly Electronic Components or proprietary Electronic Components available through Donnelly. Donnelly may add to the electronics specified on Exhibit B from time to time any type of electronic device on which it has expended or committed to expend $50,000 for Product Development.

          (b) When the Company intends to purchase Electronic Components, the Company shall provide Donnelly with specifications for such Electronic Components so that Donnelly may prepare a quotation for the Company's consideration. The Company shall not provide specifications to or solicit bids from any third party until such quotation has been submitted by Donnelly, provided such submission by Donnelly is timely made. The Company will not design, engineer, manufacture Electronic Components or purchase any Electronic Components from any person other than Donnelly unless:

               (i) Donnelly consents, or;

               (ii) An OEM customer has specified another Person's Electronic Component; and Donnelly has been given the opportunity to persuade the OEM customer to purchase or specify a Donnelly Electronic Component; or

               (iii) Donnelly is not competitive in terms of technology, price, quality and delivery of Electronic Component; provided, however, that if the Company does not believe Donnelly is competitive, it shall inform Donnelly the reasons it is not competitive and provide Donnelly the opportunity to revise its quotations, specifications, or delivery system; provided further, that with respect to any Products which will be sold to countries of the European Economic Area, the Company shall not inform Donnelly of the price or specific terms of any bid for Electronic Components by any other Person.

     Donnelly's status as preferred supplier of Electronic Components shall not obligate Donnelly to supply any particular Electronic Component and shall not obligate Donnelly to match any particular third party quotation.

     4.2 Donnelly as Preferred Supplier of Rear Vision Systems. The Company agrees that Donnelly shall be the preferred supplier of Rear Vision Systems. For purposes of this Agreement, "Rear Vision Systems" shall include all systems to provide vision or object detection behind or along side of a vehicle other than by direct vision, including, but not limited to inside and outside mirrors, camera systems, and blind spot detection systems and all features which are added to or are a part thereof.

     The Company will not purchase any Rear Vision Systems from any person other than Donnelly unless:

          (a) Donnelly consents, or;

          (b) An OEM customer has specified another Person's Rear Vision System; and Donnelly has been given the opportunity to persuade the OEM customer to purchase or specify a Donnelly Rear Vision System, or

          (c) Donnelly is not competitive in terms of technology, price, quality and delivery of Rear Vision Systems; provided, however, that if the Company does not believe Donnelly is competitive, it shall inform Donnelly the reasons it is not competitive and provide Donnelly the opportunity to revise its quotations, specifications, or delivery system; provided further, that with respect to any Products which will be sold to countries of the European Economic Area, the Company shall not inform Donnelly of the price or specific terms of any bid for Rear Vision Systems by any other Person.

     The Company will not engage in the business of designing, manufacturing, assembling, or selling Rear Vision Systems, except to the extent of assembling mirrors in connection with the integrated electronics and overhead system for Volvo pursuant to the existing purchase order form Volvo to Eurotrim.

     Donnelly's status as a preferred supplier of Rear Vision Systems shall not obligate Donnelly to provide any particular Rear Vision System and shall not obligate Donnelly to match any particular third party quotation.

     4.3 Lear as Preferred Supplier. The Company agrees that Lear shall be the preferred supplier of those components of Products to which the parties may agree from time to time ("Lear Components"). The Company will not purchase any Lear Components from any person other than Lear unless:

          (a) Lear consents, or;

          (b) An OEM customer has specified another Person's Lear Component; and Lear has been given the opportunity to persuade the OEM customer to purchase or specify a Lear Component manufactured by Lear, or

          (c) Lear is not competitive in terms of technology, price, quality and delivery of Lear Components; provided, however, that if the Company does not believe Lear is competitive, it shall inform Lear the reasons it is not competitive and provide Lear the opportunity to revise its quotations, specifications, or delivery system; provided further, that with respect to any Products which will be sold to countries of the European Economic Area, the Company shall not inform Lear of the price or specific terms of any bid for

     Lear Components by any other Person. Lear's status as a preferred supplier of Lear Components shall not obligate Lear to supply any particular Lear Components and shall not obligate Lear to match any particular third party quotation.

     4.4 Certain Supply Arrangements. Pursuant to the Transfer Agreement, certain of Donnelly's assets and operations in its Grand Haven, Michigan facility and certain of Lear's assets and operations in its Sheboygan, Wisconsin and Colne and Tipton, England facilities (collectively, the "Designated Facilities") will be transferred to the Company at a future date pursuant to the Transfer Agreement. Prior to such transfer, Products produced by each of the Designated Facilities by Lear or Donnelly, as the case may be, pursuant to New Contracts and Prior Contracts shall be supplied to the Company on the prices and terms described in Exhibit C until the date such Designated Facility is transferred to the Company pursuant to the Transfer Agreement.

     4.5 DHT Arrangements. With respect to Prior Contracts for which Donnelly's affiliate DHT is a supplier and which are not assignable and with respect to Prior Contracts or New Contracts manufactured under any license of DHT which cannot be transferred or sublicensed, DHT will subcontract the Products from the Company and the Company will supply the Products to DHT on the terms of such Prior Contracts and New Contracts and DHT will resell the Products to the OEM that is a party to such contracts.

                                    ARTICLE 5
                              TERM AND TERMINATION

     5.1 Term. This Agreement shall continue so long as Lear and Donnelly are both Members of the Company unless otherwise terminated as provided herein.

     5.2 Default. If any party fails to comply with any of its obligations hereunder, and after notice such failure continues for thirty (30) days with respect to a monetary default or sixty (60) days with respect to a non-monetary default, such action shall constitute a default hereunder and under the Operating Agreement, provided, however, if a non-monetary default under this Agreement cannot reasonably and with due diligence and good faith be cured within said 60-day period, and if the defaulting party promptly commences and proceeds to complete the cure of such default with due diligence and in good faith, the 60-day period with respect to such default shall be extended to include such additional period of time as may be reasonably necessary to cure such default. 5.3 Remedies on Default. Upon the occurrence of a default hereunder which is not cured during the applicable cure period, the non-breaching parties shall have the rights and remedies available at law and in equity and may institute arbitration and/or legal proceedings in accordance with
Section 6.11 hereof with respect to any damages or losses incurred by the non-defaulting party. If the default is by a Member and the default is a Material Default as defined in the Operating Agreement, the other Member shall also have all rights provided in the Operating Agreement, including that included in Section 4.5(c) thereof.

                                   ARTICLE 6
                                  CONSTRUCTION

     6.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without giving effect to any applicable principles of conflicts of laws.

     6.2 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered
(i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

              To Lear:                  Lear Corporation
                                        21557 Telegraph Road
                                        Southfield, Michigan 48034
                                        Attention: Vice President and
                                                   General Counsel
                                        Telecopy No. (248) 746-1677

              To Donnelly
              or Eurotrim:              Donnelly Corporation
                                        414 East Fortieth Street
                                        Holland, Michigan 49423
                                        Attention: John Donnelly
                                        Telecopy No. (616) 786-6034

              With a copy to:           Varnum, Riddering, Howlett & Schmidt LLP
                                        Suite 1600, Bridgewater Place
                                        333 Bridge Street, N.W., P.O. Box 352
                                        Grand Rapids, Michigan 49504
                                        Attention: Daniel Molhoek
                                        Telecopy No.  (616) 336-7000

              To the Company:           Lear Donnelly Overhead Systems, L.L.C.
                                        39650 Orchard Hill Place
                                        Novi, Michigan 48375

                                        Attention: Richard Perreault
                                        Telecopy No. ________________

     6.3 Severability. If any provision of this Agreement shall be conclusively determined by a court of competent jurisdiction to be invalid or unenforceable to any extent, the remainder of this Agreement shall not be affected thereby.

     6.4 Binding Effect. Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the parties, their respective successors, legal representatives and permitted assigns.

     6.5 No Third Party Rights. This Agreement is intended to create enforceable rights between the parties hereto only, and creates no rights in, or obligations to, any other Persons whatsoever.

     6.6 Time is of Essence. Time is of the essence in the performance of each and every obligation herein imposed.

     6.7 Schedules Included in Exhibits; Incorporation by Reference. Any reference to an Exhibit to this Agreement contained herein shall be deemed to include any Schedules to such Exhibit. Each of the Exhibits referred to in this Agreement, and each Schedule to such Exhibits, is hereby incorporated by reference in this Agreement as if such Schedules and Exhibits were set out in full in the text of this Agreement.

     6.8 Amendments. This Agreement may not be amended except by written agreement executed by duly authorized officers of all of the parties hereto.

     6.9 Entire Agreement; Section Headings. This Agreement, the Operating Agreement and the agreements contemplated by the Operating Agreement constitute the entire Agreement among the parties hereto relating to the subject matter hereof and supersede all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall be affect in any way the meaning or interpretation of this Agreement.

     6.10 Assignment. This Agreement and each and every covenant, term and condition hereof shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns. Except as otherwise specifically provided in this Agreement or the Operating Agreement (particularly
Section 9.2(a) thereof), neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party (other than an Affiliate of the Member) without the prior written consent of all the parties to this Agreement.

     In the event either Member  withdraws from the Company  pursuant to Section
4.4 of the Operating Agreement, all of its rights hereunder and all contracts between that Member and OEMs for the sale of Products shall be assigned to the other Member. Provided, however, if an OEM will not permit such transfer, the withdrawing Member will continue to fulfill its obligations to the OEM under its contracts and to the Company under this Agreement.

     6.11 Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or related to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute (excluding business decisions to be voted on by Members or Directors) arises among the Members under this Agreement or any Ancillary Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one Member to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If he or she will not, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either Member may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing Member as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the Member not giving the Arbitration Notice.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                                 LEAR CORPORATION
                                                 ("Lear")

                                                 By /s/ J.  F.  McCarthy

                                                 DONNELLY CORPORATION
                                                 ("Donnelly")

                                                 By /s/ John Donnelly

                                                 DONNELLY EUROTRIM LIMITED
                                                 ("Eurotrim")

                                                 By /s/ Richard Perreault

                                                 EMPETEK

                                                 By/s/ Richard Perreault


                                                 LEAR DONNELLY OVERHEAD SYSTEMS,
                                                 LLC

                                                 By /s/Richard Perreault

                         LIST OF EXHIBITS AND SCHEDULES


        Exhibit A                          Reimbursement for Prior Contracts

        Exhibit B                          Electronic Components

        Exhibit C                          Purchase Price from Member Facilities

                                    EXHIBIT C

                      Purchase Price from Member Facilities


                                                      Company Price as a percent
                                                          of price to customer


                                                        1998      1999      2000

Grand Haven                                             64        77.1      77.1
Sheboygan                                               90.5      91.9      91.9
Colne & Tipton                                          89.3      88.3      88

                                    EXHIBIT F

             DONNELLY NONCOMPETITION AND NON-SOLICITATION AGREEMENT


     THIS NONCOMPETITION AND NON-SOLICITATION AGREEMENT ("Agreement") is dated as of November, 1997 by and among LEAR CORPORATION, a Delaware corporation ("Lear"), and DONNELLY CORPORATION, a Michigan corporation ("Donnelly"). Capitalized terms not otherwise defined herein shall have the meaning set forth in the Operating Agreement (as defined below).


                                    RECITALS


     WHEREAS, as of the date hereof, Donnelly and Lear have been admitted as members of Lear Donnelly Overhead Systems, L.L.C., a Michigan limited liability company (the "Company"), and Lear and Donnelly have entered into an Operating Agreement of the Company dated of even date herewith (the "Operating Agreement");

     WHEREAS, pursuant to, and in consideration of Lear's entering into the Operating Agreement, Donnelly has agreed to enter into this Agreement;

     NOW, THEREFORE, in consideration of the promises and of the mutual covenants, agreements and understandings contained herein and in the Operating Agreement, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

     1. Covenants.

          (a) Unauthorized Disclosure. Donnelly acknowledges that given Donnelly's relationship with the Company, Donnelly has and will transfer certain information to the Company and/or Lear, and has been and will be exposed to and has received and will receive information relating to the confidential affairs of the Company, including, without limitation, business and marketing plans, strategies, customer information, other information concerning the Company's products, promotions, development, financing, expansion plans, and other forms of information considered by the Company to be confidential and in the nature of trade secrets
     (collectively, the "Confidential Information"). The term Confidential Information shall include, without limitation, information relating to the Company's manuals, procedures, Products, designs, technology, practices, pricing, and methods of designing, engineering, testing and manufacturing Products except technology know-how, and other intellectual property rights licensed by Donnelly to the Company. Donnelly agrees that, during the Term and thereafter, it will keep all Confidential Information strictly confidential; during the Term it will not use any Confidential Information except on behalf of the Company; and during the Term and thereafter it will not disclose any Confidential Information, either directly or indirectly, to any Person without the prior written consent of Lear. This confidentiality covenant has no temporal, geographical or territorial restriction. Upon termination of this Agreement, Donnelly will promptly deliver to Lear all notes, memoranda, writings, lists, files, reports, customer lists, correspondence, tapes, disks, cards, maps, logs, data, drawings or any other tangible product or document that has been produced by, received by or otherwise submitted to Donnelly during or prior to the Term which constitutes or embodies Confidential Information of the Company.

          (b) Noncompetition. Except as provided on Exhibit A, Donnelly agrees that it will not during the Term, directly or indirectly (including, without limitation, through an Affiliate), be or become, own, manage, operate, join, finance, advise or counsel, consult with, control, or participate in the ownership, management, operation or control of, or be connected in any other manner including, without limitation, being a stockholder (excepting less than 1% stockholdings for investment purposes only in securities of publicly held and traded companies), member, partner or investor in, any Competing Enterprise. Competing Enterprise means any Person engaged in a business or operation anywhere in the world (collectively, the "Territory") which is directly or indirectly in the business of designing, engineering, manufacturing, selling, marketing and/or servicing of Products. Donnelly acknowledges and agrees that the agreements contained in this Section 1(b) are reasonable and necessary to protect the legitimate business interests of Lear and the Company and are legal, valid and binding obligations of Donnelly enforceable to the fullest extent permitted by applicable law.

          (c) Non-Solicitation. Donnelly agrees that, during the Term, it will not in any way, directly or indirectly (including, without limitation, through an Affiliate), solicit for employment or endeavor to entice away from the Company or Lear, any Person who is an employee or full time consultant of the Company or Lear, other than Persons whose employment with the Company or Lear shall have been terminated by the Company or Lear, as the case may be, prior to the date of solicitation; provided, however, this
     Section 1(c) shall not prevent Donnelly from employing any such Person who contacts Donnelly on his or her own initiative without any direct or indirect solicitation by, or encouragement from, Donnelly; provided further, that this Section 1(c) shall not be deemed to prohibit any general solicitations of employment not specifically directed at particular employees of the Company or Lear.

          (d) Remedies. Donnelly and Lear agree that any breach of the terms of this Agreement would result in irreparable injury and damage to the Company and/or Lear for which the Company and/or Lear would have no adequate remedy at law; therefore, Donnelly also agrees that in the event of any such breach, the Company and/or Lear shall be entitled to an immediate injunction and restraining order to prevent such breach by

Donnelly (including any and all Persons acting for or with it) without having to prove actual damages or post a bond or other security, and to recover all costs and expenses incurred by the Company, including reasonable attorneys' fees and costs, in addition to any other remedies to which the Company and/or Lear may be entitled at law or in equity. The terms of this Section 1(d) shall not be construed as an election of remedies nor prevent the Company and/or Lear from pursuing any other available remedies for any breach hereof, including, without limitation, the recovery of damages. Donnelly and Lear further agree that the provisions of the covenants set forth in this Section 1 are reasonable and valid. Should a court of competent jurisdiction or arbitration tribunal determine, however, that any provision of any of such covenants is unreasonable, either in period of time, scope, geographical area or otherwise, the parties hereto agree that the covenant shall be interpreted and/or reformed and be enforced to the maximum extent that such court or arbitration tribunal deems reasonable.

     2. Exclusions to Noncompetition. Notwithstanding the provisions of Section 1(b) above, and any provision of the Operating Agreement:

          (a) If Donnelly becomes aware of an opportunity for the manufacture or sale of a Product which Donnelly believes the Company should pursue (the "Opportunity"), Donnelly shall present that Opportunity together with all relevant information regarding the Opportunity to the Company. The Board of Directors of the Company shall meet within thirty (30) days after Donnelly presents the Opportunity and all relevant information to the Company to decide whether the Company should pursue the Opportunity. If the Company does not undertake the Opportunity because one or more of the directors appointed by Lear votes against it, then Donnelly may pursue that Opportunity independently, even though it involves the manufacture or sale of Products; provided, however:

               (i) Donnelly shall not expand the scope of the Products being manufactured or sold, the customer base for the Products, or the geographic area in which the Products are manufactured or sold, without again first offering each such Opportunity to the Company in accordance with the provisions of Section 2(a) hereof (for direct sale in the event of a purchaser other than an original equipment manufacturer of automobiles or light duty trucks ("OEM") or for manufacture under the terms of the Purchase and Supply Agreement in the event the purchaser is an OEM).

               (ii) The Company shall have an option for one (1) year after the date Donnelly has begun the business of the Opportunity to purchase Donnelly's interest in the Opportunity at a price equal to the sum of the amount Donnelly paid for that Opportunity, capital expenditures incurred by Donnelly in connection with such Opportunity, the net operating loss incurred by Donnelly in connection with such

          Opportunity, and interest on such expenditures and losses at the rate of Member loans to the Company.

               (iii) For five (5) years following the expiration of the one (1) year option period referenced in Section 2(a)(ii), the Company will have continuing option to purchase Donnelly's interest in the Opportunity for its Fair Market Value (as defined in the Operating Agreement) as of the time of exercise of this option, payable in cash.

          (b) If Donnelly has an opportunity to acquire a business (whether by purchase of capital stock or assets or otherwise) which includes among other lines of business the manufacture or sale of one or more Products (the "Target Business"), Donnelly shall present the opportunity to the Company. Donnelly may present the opportunity to purchase the entire Target Business, or if Donnelly wishes to acquire the remaining portion of the Target Business, shall offer the Company the option to acquire that portion of the business of the Target Business relating to the manufacture or sale of Products, in either case together with all relevant information regarding the Target Business. The purchase price for the portion of the Target Business relating to the manufacture or sale of Products shall be allocated based upon the respective Fair Market Values of each portion of the Target Business. The Board of Directors of the Company shall meet within thirty (30) days after Donnelly presents the opportunity to acquire the Target Business (or portion thereof relating to the manufacture or sale of Products) and all relevant information regarding the Target Business to the Company to decide whether the Company should acquire the Target Business or portion thereof relating to the manufacture or sale of Products, as the case may be. If the Company does not undertake to purchase the Target Business or the portion of the Target Business relating to the manufacture or sale of Products because one or more of the directors appointed by Lear votes against it, then Donnelly may acquire the Target Business or portion thereof relating to the manufacture or sale of Products independently, even though it involves the manufacture or sale of Products. In the event Donnelly acquires all or any portion of the Target Business consisting of the manufacture or sale of Products:

               (i) Donnelly shall not expand the scope of the Products being manufactured or sold, the customer base for the Products, or the geographic area in which the Products are manufactured or sold by the Target Business, without again first offering each such opportunity to the Company in accordance with the provisions of Section 2(b) (for direct sale in the event of a purchaser other than an OEM or for manufacture under the terms of a Purchase and Supply Agreement in the event of a purchaser which is an OEM).

               (ii) The Company shall have an option for one (1) year after the date Donnelly has consummated the purchase of the Target Business or portion thereof consisting of the manufacture or sale of Products to purchase that portion of the Target

          Business relating to the manufacture or sale of Products, as the case may be, for a price equal to the part of the following that is related to the manufacture or sale of Products: the sum of the purchase price for the Target Business, capital expenditures incurred by Donnelly in connection with the Target Business, any net operating loss incurred by Donnelly in connection with the Target Business, and interest on any of the expenditures or losses at the rate of Member loans to the Company.

               (iii) For five years following the expiration of the one (1) year option period referenced in Section 2(b)(ii), the Company will have a continuing option to purchase Donnelly's interest in that portion of the Target Business related to the manufacture or sale of Products for its Fair Market Value (as defined in the Operating Agreement) as of the time of exercise of this option, payable in cash.

          (c) The determination of whether the Company will accept an Opportunity presented pursuant to Section 2(a), acquire a Target Business or the portion thereof relating to the manufacture or sale of Products pursuant to Section 2(b), or exercise an option pursuant to Sections 2(a)(ii), 2(a)(iii), 2(b)(ii) or 2(b)(iii) will be made solely by the directors of the Company appointed by Lear.

          (d) As a condition to Donnelly's pursuing the Opportunity or Target Business independently if the Company elects not to undertake the Opportunity or acquire the Target Business, Donnelly shall (i) ensure that the Opportunity and Donnelly's interest in the Opportunity or that part of Target Business manufacturing or selling Products are transferable to the Company, (ii) not sell or assign its interest in the Opportunity or the part of the Target Business to an Affiliate unless the Affiliate agrees to be bound by this Agreement, (iii) notify the Company at least sixty (60) days prior to entering into an agreement to sell or assign all or any part of its interest in the Opportunity or the Target Business during the period of the options granted pursuant to Sections 2(a) (ii), 2(a)(iii), 2(b)(ii) or 2(b)(iii) hereof, and (iv) not take any other actions which would frustrate the intent and purpose of the options granted in this Section 2.

     3. Acknowledgments.

          (a) Interests of Lear. Donnelly acknowledges that (i) the business of the Company is or may be carried on throughout the Territory, the Company is interested in and solicits or canvasses opportunities throughout the Territory and its competitors are located throughout the Territory, (ii) the Company's reputation in the industry and its relationship with customers are the result of the transfer of value from Lear and Donnelly,
     (iii) the nature of the Company's business is such that the ongoing relationship between the Company and its customers and suppliers are material and have a significant effect on the ability of the Company to continue its business successfully, and (iv) any injury or damage to the Company caused by a breach of the terms of this Agreement by Donnelly would cause injury or damage to Lear.

          (b) Advice of Counsel. Donnelly acknowledges that it has been represented in connection with this Agreement and the Operating Agreement by competent legal counsel of its choice and that it is fully informed of all legal and practical implications of the covenants entered into by it. Donnelly has entered into this Agreement and the Operating Agreement freely and without any undue influence or coercion by Lear or any other Person.

     4. Term. The term of this Agreement (the "Term") shall begin on the date hereof and end on the date two (2) years after the date of the withdrawal of Donnelly as a Member of the Company (whether by voluntary or involuntary withdrawal, upon the sale or Transfer of its Interest to a Person other than an Affiliate, or upon the complete liquidation and dissolution of the Company); provided, however, in the event of any breach by Donnelly of the provisions of
Section 1(b) hereof, the Term shall be extended with respect to the covenants contained in Section 1(b) for such period as such breach continues. Nothing in this Agreement shall create any right in Donnelly to be or remain a Member of the Company.

     5. Termination of Agreement. This Agreement shall terminate at the end of the Term except with respect to any breach of this Agreement that shall have occurred prior to such termination and with respect to any provisions of this Agreement which by their terms expressly continue in effect beyond the expiration of the Term. The existence of any claim or cause of action by Donnelly against Lear or the Company, whether predicated on this Agreement, the Operating Agreement or otherwise, shall not constitute a defense to the enforcement by Lear and/or the Company of the covenants and agreements contained in Section 1 hereof.

     6. Effectiveness. This Agreement shall become effective as of the date of this Agreement.

     7. Notices. Every notice relating to this Agreement shall be in writing and shall be deemed given (i) upon delivery if sent by facsimile transmission(provided receipt is confirmed by a report from the facsimile machine from which the facsimile was transmitted); upon delivery if sent by personal delivery; three (3) business days after mailing if mailed by registered or certified mail, postage prepaid, return receipt requested; or one (1) business day after sending if sent by reputable overnight courier, in each case to the parties at the following addresses and/or facsimile numbers:

         If to Donnelly:

                  Donnelly Corporation,
                  414 East Fortieth Street
                  Holland, Michigan 49423
                  Attention: John Donnelly
                  Telecopy No. (616) 786-6034

         If to Lear:

                  Lear Corporation
                  21557 Telegraph Road
                  Southfield, Michigan 48034
                  Attention: Vice President and General Counsel
                  Telecopy No. (248) 746-1677.

     8. Binding Effect; Assignment. This Agreement shall be binding upon and shall inure to the benefit of Lear, the Company and its successors and assigns. This Agreement shall be binding upon and shall inure to the benefit of Donnelly and its successors. Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by Donnelly without the prior written consent of Lear.

     9. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by duly authorized officers of Donnelly and Lear. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representation, oral or written, express or implied, with respect to the subject matter hereof has been made by either party which is not expressly set forth in this Agreement.

     10. Entire Agreement. This Agreement sets forth the entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior or contemporaneous agreements, promises, representations or understandings, written or oral, between them as to such subject matter.

     11. Heading. The headings contained herein are solely for the purpose of reference, are not part of this Agreement and shall not in any way affect the meaning or interpretation of this Agreement.

     12. Severability. If any provision of this Agreement, or any application thereof to any circumstances, is invalid, in whole or in part, such provision or application shall to that extent be severable and shall not affect other provisions or applications of this Agreement.

     13. Definitions. For purposes of this Agreement:

          (a) "Affiliate" means a Person who, with respect to any other Person, directly or indirectly through one or more intermediaries controls, is controlled by or is under common control with such other Person.

          (b) "Control" means the right, directly or indirectly, to elect a majority of the Board of Directors, Operating Committee or similar governing body of an entity.

          (c) "Person" means and includes, without limitation, an individual, a partnership, a joint venture, a corporation, a limited liability company, a trust, a business association or other entity, an unincorporated organization, or a government or a governmental entity.

     14. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without reference to the principles of conflict of laws.

     15. Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or relating to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. The parties agree that if a Dispute arises under this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior written notice from one party to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled exclusively by final and binding arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining from a court of competent jurisdiction (a) injunctive relief, or (b) equitable or other judicial relief to specifically enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. The parties specifically acknowledge and agree that the provisions of
Section 1 of this Agreement shall be specifically enforced by a court of competent jurisdiction and that any claim for damages under this Agreement, although arising out of the same facts and circumstances, shall nonetheless be resolved through arbitration hereunder. Such arbitration shall be conducted in accordance with Michigan law and the Commercial Arbitration Rules of the American Arbitration Association existing at the time of submission by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either party may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the reasonable fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing party as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the Member not giving the Arbitration Notice.

     16. Counterparts. This Agreement may be executed with counterpart signature pages or in separate counterparts, each of which shall for all purposes be deemed to be an original and all of which taken together shall constitute one and the same Agreement.

     17. Recitals. The Recitals to this Agreement are incorporated herein as a part of this Agreement.


     IN WITNESS WHEREOF, the parties hereto have caused this Noncompetition Agreement to be executed by their duly authorized officers as of the date first written above.


                                       LEAR CORPORATION


_____________________________          By  /s/ J.  F. McCarthy

                                       Its:____________________________



                                       DONNELLY CORPORATION


______________________________         By: /s/ Dwane Baumgardner
                                               Dwane Baumgardner
                                       Its:Chief Executive Officer and President

                                    EXHIBIT A


     Donnelly shall be permitted to design, manufacture and sell electronics, lenses and optics, and flat and curved coated glass for displays, to Persons other than the Company, even if such electronics constitute or are part of Products.

                                    EXHIBIT G

               LEAR NONCOMPETITION AND NON-SOLICITATION AGREEMENT


     THIS NONCOMPETITION AND NON-SOLICITATION AGREEMENT ("Agreement") is dated as of [ ], 1997 by and among LEAR CORPORATION, a Delaware corporation ("Lear"), and DONNELLY CORPORATION, a Michigan corporation ("Donnelly"). Capitalized terms not otherwise defined herein shall have the meaning set forth in the Operating Agreement (as defined below).


                                    RECITALS


     WHEREAS, as of the date hereof, Donnelly and Lear have been admitted as members of Lear Donnelly Overhead Systems, L.L.C., a Michigan limited liability company (the "Company"), and Lear and Donnelly have entered into an Operating Agreement of the Company dated of even date herewith (the "Operating Agreement");

     WHEREAS, pursuant to, and in consideration of Donnelly's entering into the Operating Agreement, Lear has agreed to enter into this Agreement;

     NOW, THEREFORE, in consideration of the promises and of the mutual covenants, agreements and understandings contained herein and in the Operating Agreement, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

     1. Covenants.

          (a) Unauthorized Disclosure. Lear acknowledges that given Lear's relationship with the Company, Lear has and will transfer certain information to the Company and/or Donnelly, and has been and will be exposed to and has received and will receive information relating to the confidential affairs of the Company, including, without limitation, business and marketing plans, strategies, customer information, other information concerning the Company's products, promotions, development, financing, expansion plans, and other forms of information considered by the Company to be confidential and in the nature of trade secrets
     (collectively, the "Confidential Information"). The term Confidential Information shall include, without limitation, information relating to the Company's manuals, procedures, Products, designs, technology, practices, pricing, and methods of designing, engineering, testing and manufacturing Products except technology know-how and other intellectual property rights licensed by Lear to the Company. Lear agrees that, during the Term and thereafter, it will keep all

     Confidential Information strictly confidential; during the Term it will not use any Confidential Information except on behalf of the Company; and during the Term and thereafter it will not disclose any Confidential Information, either directly or indirectly, to any Person without the prior written consent of Donnelly. This confidentiality covenant has no temporal, geographical or territorial restriction. Upon termination of this Agreement, Lear will promptly deliver to Donnelly all notes, memoranda, writings, lists, files, reports, customer lists, correspondence, tapes, disks, cards, maps, logs, data, drawings or any other tangible product or document that has been produced by, received by or otherwise submitted to Lear during or prior to the Term which constitutes or embodies Confidential Information of the Company.

          (b) Noncompetition. Except as provided on Exhibit A, Lear agrees that except through ownership in the Company it will not during the Term, directly or indirectly (including, without limitation, through an Affiliate), be or become, own, manage, operate, join, finance, advise or counsel, consult with, control, or participate in the ownership, management, operation or control of, or be connected in any other manner including, without limitation, being a stockholder (excepting less than 1% stockholdings for investment purposes only in securities of publicly held and traded companies), member, partner or investor in, any Competing Enterprise. Competing Enterprise means any Person engaged in a business or operation anywhere in the world (collectively, the "Territory") which is directly or indirectly in the business of designing, engineering, manufacturing, selling, marketing and/or servicing of Products. Lear acknowledges and agrees that the agreements contained in this Section 1(b) are reasonable and necessary to protect the legitimate business interests of Donnelly and the Company and are legal, valid and binding obligations of Lear enforceable to the fullest extent permitted by applicable law.

          (c) Non-Solicitation. Lear agrees that, during the Term, it will not in any way, directly or indirectly (including, without limitation, through an Affiliate), solicit for employment or endeavor to entice away from the Company or Donnelly, any Person who is an employee or full time consultant of the Company or Donnelly, other than Persons whose employment with the Company or Lear shall have been terminated by the Company or Donnelly, as the case may be, prior to the date of solicitation; provided, however, this
     Section 1(c) shall not prevent Lear from employing any such Person who contacts Lear on his or her own initiative without any direct or indirect solicitation by, or encouragement from, Lear; provided further, that this
     Section 1(c) shall not be deemed to prohibit any general solicitations of employment not specifically directed at particular employees of the Company or Donnelly.

          (d) Remedies. Lear and Donnelly agree that any breach of the terms of this Agreement would result in irreparable injury and damage to the Company and/or Donnelly for which the Company and/or Donnelly would have no adequate remedy at law;

     therefore, Lear also agrees that in the event of any such breach, the Company and/or Donnelly shall be entitled to an immediate injunction and restraining order to prevent such breach by Lear (including any and all Persons acting for or with it) without having to prove actual damages or post a bond or other security, and to recover all costs and expenses incurred by the Company, including reasonable attorneys' fees and costs, in addition to any other remedies to which the Company and/or Donnelly may be entitled at law or in equity. The terms of this Section 1(d) shall not be construed as an election of remedies nor prevent the Company and/or Lear from pursuing any other available remedies for any breach hereof, including, without limitation, the recovery of damages. Lear and Donnelly further agree that the provisions of the covenants set forth in this
     Section 1 are reasonable and valid. Should a court of competent jurisdiction or arbitration tribunal determine, however, that any provision of any of such covenants is unreasonable, either in period of time, scope, geographical area or otherwise, the parties hereto agree that the covenant shall be interpreted and/or reformed and be enforced to the maximum extent that such court or arbitration tribunal deems reasonable.

     2. Exclusions to Noncompetition. Notwithstanding the provisions of Section 1(b) above, and any provision of the Operating Agreement:

          (a) If Lear becomes aware of an opportunity for the manufacture or sale of a Product which Lear believes the Company should pursue (the "Opportunity"), Lear shall present that Opportunity together with all relevant information regarding the Opportunity to the Company. The Board of Directors of the Company shall meet within thirty (30) days after Lear presents the Opportunity and all relevant information to the Company to decide whether the Company should pursue the Opportunity. If the Company does not undertake the Opportunity because one or more of the directors appointed by Donnelly votes against it, then Lear may pursue that Opportunity independently, even though it involves the manufacture or sale of Products; provided, however:

               (i) Lear shall not expand the scope of the Products being manufactured or sold, the customer base for the Products, or the geographic area in which the Products are manufactured or sold, without again first offering each such Opportunity to the Company in accordance with the provisions of Section 2(a) hereof (for direct sale in the event of a purchaser other than an original equipment manufacturer of automobiles or light duty trucks ("OEM") or for manufacture under the terms of the Purchase and Supply Agreement in the event the purchaser is an OEM).

               (ii) The Company shall have an option for one (1) year after the date Lear has begun the business of the Opportunity to purchase Lear's interest in the Opportunity at a price equal to the sum of the amount Lear paid for that Opportunity, capital expenditures incurred by Lear in connection with such Opportunity, the net operating loss incurred by Lear in connection with such Opportunity, and interest on such expenditures and losses at the rate of Member loans to the Company.

               (iii) For five (5) years following the expiration of the one (1) year option period referenced in Section 2(a)(ii), the Company will have continuing option to purchase Lear's interest in the Opportunity for its Fair Market Value (as defined in the Operating Agreement) as of the time of exercise of this option, payable in cash.

          (b) If Lear has an opportunity to acquire a business (whether by purchase of capital stock or assets or otherwise) which includes among other lines of business the manufacture or sale of one or more Products (the "Target Business"), Lear shall present the opportunity to the Company. Lear may present the opportunity to purchase the entire Target Business, or if Lear wishes to acquire the remaining portion of the Target Business, shall offer the Company the option to acquire that portion of the business of the Target Business relating to the manufacture or sale of Products, in either case together with all relevant information regarding the Target Business. The purchase price for the portion of the Target Business relating to the manufacture or sale of Products shall be allocated based upon the respective Fair Market Values of each portion of the Target Business. The Board of Directors of the Company shall meet within thirty
     (30) days after Lear presents the opportunity to acquire the Target Business (or portion thereof relating to the manufacture or sale of Products) and all relevant information regarding the Target Business to the Company to decide whether the Company should acquire the Target Business or portion thereof relating to the manufacture or sale of Products, as the case may be. If the Company does not undertake to purchase the Target Business or the portion of the Target Business relating to the manufacture or sale of Products because one or more of the directors appointed by Donnelly votes against it, then Lear may acquire the Target Business or portion thereof relating to the manufacture or sale of Products independently, even though it involves the manufacture or sale of Products. In the event Lear acquires all or any portion of the Target Business consisting of the manufacture or sale of Products:

               (i) Lear shall not expand the scope of the Products being manufactured or sold, the customer base for the Products, or the geographic area in which the Products are manufactured or sold by the Target Business, without again first offering each such opportunity to the Company in accordance with the provisions of Section 2(b) (for direct sale in the event of a purchaser other than an OEM or for manufacture under the terms of a Purchase and Supply Agreement in the event of a purchaser which is an OEM).

               (ii) The Company shall have an option for one (1) year after the date Lear has consummated the purchase of the Target Business or portion thereof consisting of the manufacture or sale of Products to purchase that portion of the Target

          Business relating to the manufacture or sale of Products, as the case may be, for a price equal to the part of the following that is related to the manufacture or sale of Products: the sum of the purchase price for the Target Business, capital expenditures incurred by Lear in connection with the Target Business, any net operating loss incurred by Lear in connection with the Target Business, and interest on any of the expenditures or losses at the rate of Member loans to the Company.

               (iii) For five years following the expiration of the one (1) year option period referenced in Section 2(b)(ii), the Company will have a continuing option to purchase Lear's interest in that portion of the Target Business related to the manufacture or sale of Products for its Fair Market Value (as defined in the Operating Agreement) as of the time of exercise of this option, payable in cash.

          (c) The determination of whether the Company will accept an Opportunity presented pursuant to Section 2(a), acquire a Target Business or the portion thereof relating to the manufacture or sale of Products pursuant to Section 2(b), or exercise an option pursuant to Sections 2(a)(ii), 2(a)(iii), 2(b)(ii) or 2(b)(iii) will be made solely by the directors of the Company appointed by Lear.

          (d) As a  condition  to  Lear's  pursuing  the  Opportunity  or Target
     Business independently if the Company elects not to undertake the Opportunity or acquire the Target Business, Lear shall (i) ensure that the Opportunity and Lear's interest in the Opportunity or that part of Target Business manufacturing or selling Products are transferable to the Company,
     (ii) not sell or assign its interest in the Opportunity or the part of the Target Business to an Affiliate unless the Affiliate agrees to be bound by this Agreement, (iii) notify the Company at least sixty (60) days prior to entering into an agreement to sell or assign all or any part of its interest in the Opportunity or the Target Business during the period of the options granted pursuant to Sections 2(a) (ii), 2(a)(iii), 2(b)(ii) or 2(b)(iii) hereof, and (iv) not take any other actions which would frustrate the intent and purpose of the options granted in this Section 2.

     3. Acknowledgments.

          (a) Interests of Donnelly. Lear acknowledges that (i) the business of the Company is or may be carried on throughout the Territory, the Company is interested in and solicits or canvasses opportunities throughout the Territory and its competitors are located throughout the Territory, (ii) the Company's reputation in the industry and its relationship with customers are the result of the transfer of value from Donnelly and Lear,
     (iii) the nature of the Company's business is such that the ongoing relationship between the Company and its customers and suppliers are material and have a significant effect on the ability of the Company to continue its business successfully, and (iv) any injury or damage to the Company caused by a breach of the terms of this Agreement by Lear would cause injury or damage to Donnelly.

          (b) Advice of Counsel. Lear acknowledges that it has been represented in connection with this Agreement and the Operating Agreement by competent legal counsel of its choice and that it is fully informed of all legal and practical implications of the covenants entered into by it. Lear has entered into this Agreement and the Operating Agreement freely and without any undue influence or coercion by Donnelly or any other Person.

     4. Term. The term of this Agreement (the "Term") shall begin on the date hereof and end on the date two (2) years after the date of the withdrawal of Lear as a Member of the Company (whether by voluntary or involuntary withdrawal, upon the sale or Transfer of its Interest to a Person other than an Affiliate, or upon the complete liquidation and dissolution of the Company); provided, however, in the event of any breach by Lear of the provisions of Section 1(b) hereof, the Term shall be extended with respect to the covenants contained in
Section 1(b) for such period as such breach continues. Nothing in this Agreement shall create any right in Lear to be or remain a Member of the Company.

     5. Termination of Agreement. This Agreement shall terminate at the end of the Term except with respect to any breach of this Agreement that shall have occurred prior to such termination and with respect to any provisions of this Agreement which by their terms expressly continue in effect beyond the expiration of the Term. The existence of any claim or cause of action by Lear against Donnelly or the Company, whether predicated on this Agreement, the Operating Agreement or otherwise, shall not constitute a defense to the enforcement by Donnelly and/or the Company of the covenants and agreements contained in Section 1 hereof.

     6. Effectiveness. This Agreement shall become effective as of the date of this Agreement.

     7. Notices. Every notice relating to this Agreement shall be in writing and shall be deemed given (i) upon delivery if sent by facsimile transmission(provided receipt is confirmed by a report from the facsimile machine from which the facsimile was transmitted); upon delivery if sent by personal delivery; three (3) business days after mailing if mailed by registered or certified mail, postage prepaid, return receipt requested; or one (1) business day after sending if sent by reputable overnight courier, in each case to the parties at the following addresses and/or facsimile numbers:

         If to Lear:

                  Lear Corporation
                  21557 Telegraph Road
                  Southfield, Michigan 48034
                  Attention: Vice President and General Counsel
                  Telecopy No. (248) 746-1677

         If to Donnelly:

                  Donnelly Corporation,
                  414 East Fortieth Street
                  Holland, Michigan 49423
                  Attention: John Donnelly
                  Telecopy No. (616) 786-6034

     8. Binding Effect; Assignment. This Agreement shall be binding upon and shall inure to the benefit of Donnelly, the Company and its successors and assigns. This Agreement shall be binding upon and shall inure to the benefit of Lear and its successors. Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by Lear without the prior written consent of Donnelly.

     9. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by duly authorized officers of Lear and Donnelly. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representation, oral or written, express or implied, with respect to the subject matter hereof has been made by either party which is not expressly set forth in this Agreement.

     10. Entire Agreement. This Agreement sets forth the entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior or contemporaneous agreements, promises, representations or understandings, written or oral, between them as to such subject matter.

     11. Heading. The headings contained herein are solely for the purpose of reference, are not part of this Agreement and shall not in any way affect the meaning or interpretation of this Agreement.

     12. Severability. If any provision of this Agreement, or any application thereof to any circumstances, is invalid, in whole or in part, such provision or application shall to that extent be severable and shall not affect other provisions or applications of this Agreement.

     13. Definitions. For purposes of this Agreement:

          (a) "Affiliate" means a Person who, with respect to any other Person, directly or indirectly through one or more intermediaries controls, is controlled by or is under common control with such other Person.

          (b) "Control" means the right, directly or indirectly, to elect a majority of the Board of Directors, Operating Committee or similar governing body of an entity.

          (c) "Person" means and includes, without limitation, an individual, a partnership, a joint venture, a corporation, a limited liability company, a trust, a business association or other entity, an unincorporated organization, or a government or a governmental entity.

     14. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without reference to the principles of conflict of laws.

     15. Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or relating to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. The parties agree that if a Dispute arises under this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior written notice from one party to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled exclusively by final and binding arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining from a court of competent jurisdiction (a) injunctive relief, or (b) equitable or other judicial relief to specifically enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. The parties specifically acknowledge and agree that the provisions of
Section 1 of this Agreement shall be specifically enforced by a court of competent jurisdiction and that any claim for damages under this Agreement, although arising out of the same facts and circumstances, shall nonetheless be resolved through arbitration hereunder. Such arbitration shall be conducted in accordance with Michigan law and the Commercial Arbitration Rules of the American Arbitration Association existing at the time of submission by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator.

If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either party may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the reasonable fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing party as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the Member not giving the Arbitration Notice.

     16. Counterparts. This Agreement may be executed with counterpart signature pages or in separate counterparts, each of which shall for all purposes be deemed to be an original and all of which taken together shall constitute one and the same Agreement.

     17. Recitals. The Recitals to this Agreement are incorporated herein as a part of this Agreement.


     IN WITNESS WHEREOF, the parties hereto have caused this Noncompetition Agreement to be executed by their duly authorized officers as of the date first written above.


                                      LEAR CORPORATION


_____________________________         By: /s/ J.  F. McCarthy

                                      Its:____________________________



                                      DONNELLY CORPORATION


______________________________        By: /s/Dwane Baumgardner
                                             Dwane Baumgardner
                                      Its: Chief Executive Officer and President

                                    Exhibit A


Lear shall be permitted to:

     1)   Continue the design, manufacture and sale of:

          (a) headliners for current models of the Ford Taurus and Windstar, provided it subcontracts the substrate to the Company.

          (b) the sunshade and MGB convertible hardtop currently manufactured at its facility in Colne, England.

     2) Design, manufacture and sell to Persons other than the Company, interior pillar covers which are not integrated with or attached to headliners.

     3) Continue its 40% ownership of [Impassa], its joint venture in Mexico, provided (a) Lear will take whatever action permitted by it under its joint venture agreement to restrict Impassa from selling Products in the Territory, and (b) the Company shall have an option to purchase Lear's interest in Impassa at any time during the five years following the date of this Agreement at a price of Fair Market Value (as defined in the Operating Agreement), payable in cash.

     4) Design, manufacture and sell to Persons other than the Company those electronics described on a Schedule those electronics which Lear has developed or to which Lear has rights and which are mutually agreed to by Donnelly and Lear within 30 days after the date hereof, even if such electronics constitute or are part of the Products.

                                    EXHIBIT H

     1. Projected aggregate EBITDA for calendar 1998 and 1999 for the Transferred Lear Assets and related business operations contributed by Lear is $24,131,000.

     2.   Projected  aggregate  EBITDA  for  calendar  1998  and  1999  for  the
          Transferred   Donnelly   Assets  and   related   business   operations
          contributed by Donnelly is $15,903,000.