Form 10-Q/A
period 1997-12-27
DONNELLY CORP
filed 1998-02-10
CIK 805583

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

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                                          December 27,           June 28,
In thousands                                                                 1997                 1997
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                   $5,783                 $8,568
Accounts receivable, less allowance of $949 and $1,064                      69,647                 67,850
Inventories                                                                 43,226                 42,484
Prepaid expenses and other current assets                                   32,671                 33,738
                                                                 -----------------      -----------------
     Total current assets                                                  151,327                152,640
Property, plant and equipment                                              290,028                286,451
Less accumulated depreciation                                              124,699                121,327
                                                                 -----------------      -----------------
     Net property, plant and equipment                                     165,329                165,124
Investments in and advances to affiliates                                   18,834                 15,487
Other assets                                                                23,100                 25,042
                                                                 -----------------      -----------------
     Total assets                                                         $358,590               $358,293
                                                                 =================      =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts and notes payable                                                 $57,950                $76,392
Other current liabilities                                                   44,091                 39,257
                                                                 -----------------      -----------------
     Total current liabilities                                             102,041                115,649
Long-term debt, less current maturities                                    128,343                122,798
Deferred income taxes and other liabilities                                 29,872                 25,674
                                                                 -----------------      -----------------
     Total liabilities                                                     260,256                264,121
                                                                 -----------------      -----------------
Minority interest                                                              726                    345
Preferred stock                                                                531                    531
Common stock                                                                   998                    991
Other shareholders' equity                                                  96,079                 92,305
                                                                 -----------------      -----------------
     Total shareholders' equity                                             97,608                 93,827
                                                                 -----------------      -----------------
     Total liabilities and shareholders' equity                           $358,590               $358,293
                                                                 =================      =================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                        Three Months Ended                              Six Months Ended
                                              December 27,     December 28,   December 27,   December 28,
In thousands except share data                   1997             1996            1997           1996
Net sales .................................   $  194,800       $  188,037     $  359,976     $  301,437
Cost of sales .............................      161,713          153,266        299,189        243,518
        Gross profit ......................       33,087           34,771         60,787         57,919
Operating expenses:
Selling, general and administrative .......       17,412           17,723         32,677         28,810
Research and development ..................        9,297            8,448         18,642         15,567
        Operating income ..................        6,378            8,600          9,468         13,542
Non-operating (income) expenses:
Interest expense ..........................        2,290            3,034          4,694          4,991
Royalty income ............................         -170             -672           -272          -1081
Interest income ...........................         -166             -342           -277           -414
Gain on sale of equity investment .........       -4,598                0         -4,598              0
Other (income) expense, net ...............         -175           -1,292             12           -975
        Income before taxes on income .....        9,197            7,872          9,909         11,021
Taxes on income ...........................        3,733            2,972          3,748          4,143
        Income before minority interest and
                equity earnings ...........        5,464            4,900          6,161          6,878
Minority interest in net (income) loss of
        subsidiaries ......................         -111             -594            234           -594
Equity in losses of affiliated companies ..         -184             -389           -240           -645
Net income ................................   $    5,169       $    3,917     $    6,155     $    5,639
Per share of common stock:
        Basic net income per share ........   $     0.52       $     0.40     $     0.62     $     0.57

        Diluted net income per share ......   $     0.51       $     0.39     $     0.61     $     0.57

        Cash dividends declared ...........   $     0.10       $     0.08     $     0.20     $     0.16

        Average common shares outstanding .    9,940,564        9,822,503      9,916,545      9,809,136

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended
                                                            December 27,       December 28,
In thousands                                                    1997            1996
OPERATING ACTIVITIES
Net income ...............................................   $  6,155         $ 5,639
Adjustments to reconcile net income to net cash from (for)
operating activities:
Depreciation and amortization ............................     12,034           9,443
(Gain) loss on sale of property and equipment ............         71            -805
Gain on sale of affiliate stock ..........................     -4,598            -872
Deferred pension cost and postretirement benefits ........      2,709           2,744
Deferred income taxes ....................................     -1,015          -1,709
Minority interest income (loss) ..........................       -569           1,201
Equity in losses of affiliated companies .................        240           1,032
Changes in operating assets and liabilities:
Sale of accounts receivable ..............................        498          31,957
Accounts receivable ......................................     -3,669         -19,887
Inventories ..............................................     -3,012          -4,440
Prepaid expenses and other current assets ................     -2,362          -1,344
Accounts payable and other current liabilities ...........    -11,183          11,538
Other ....................................................     -2,555            -889
        Net cash from (for) operating activities .........     -7,256          33,608
INVESTING ACTIVITIES
Capital expenditures .....................................    -22,413         -11,497
Proceeds from sale of property and equipment .............        435           3,132
Investments in and advances to equity affiliates .........       -138          -4,567
Repayments on advances to equity affiliates ..............        248               0
Proceeds from sale of affiliated stock ...................     11,067             974
Change in unexpended bond proceeds .......................          0              47
Cash increase due to consolidation of subsidiary .........          0           9,963
Other ....................................................       -322            -739
        Net cash for investing activities ................    -11,123          -2,687
FINANCING ACTIVITIES
Proceeds from long-term debt .............................     17,711               0
Repayments on long-term debt .............................       -430         -19,812
Common stock issuance ....................................        800             322
Dividends paid ...........................................     -2,006          -1,594
Other ....................................................       -218               0
        Net cash from (for) financing activities .........     15,857         -21,084
Effect of foreign exchange rate changes on cash ..........       -263            -346
(Decrease) increase in cash and cash equivalents .........     -2,522           9,837
Cash and cash equivalents, beginning of period ...........      8,568           1,303
Cash and cash equivalents, end of period .................   $  5,783         $10,794

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


NOTE B---INVENTORIES

Inventories consist of:
   (In thousands)                                  December 27,       June 28,
                                                       1997            1997
FIFO and average cost:
  Finished products and work in process            $  17,341       $  16,675
  Raw materials                                       25,885          25,809
                                                   $  43,226       $  42,484

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

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                        Three Months Ended                        Six Months Ended
                                             ----------------------------------------   -------------------------------------
                                                December 27,         December 28,          December 27,       December 28,
                                                    1997                 1996                  1997               1996
                                             ------------------------------------------ -------------------------------------
Net income                                            $5,169,000           $3,917,000           $6,155,000         $5,639,000
Less:  Preferred stock dividends                         (9,959)              (9,959)             (19,918)            (19,918)
                                             ------------------- --------------------   ------------------  -----------------
Income available to common
   stockholders                                        5,159,041            3,907,041            6,135,082          5,619,082

Plus:  Income effect of dilutive stock
   options                                                39,278               50,027               45,333             35,761
                                             ------------------- --------------------   ------------------  -----------------
Income available to common
   stockholders plus effect from
   assumed exercise of stock options                  $5,198,319           $3,957,068           $6,180,415         $5,654,843
                                             =================== ====================   ==================  =================

Weighted-average shares                                9,940,564            9,822,503            9,916,545          9,809,136
Plus:  Effect of dilutive stock
   options                                               154,174              197,497              146,588            169,137
                                             ------------------- --------------------   ------------------  -----------------
Adjusted weighted-average
   shares                                             10,094,738           10,020,000           10,063,133          9,978,273
                                             =================== ====================   ==================  =================

Basic earnings per share                          $         0.52       $         0.40       $         0.62     $         0.57
                                             =================== ====================   ==================  =================

Diluted earnings per share                        $         0.51       $         0.39       $         0.61     $         0.57
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

Net sales for the Company's North American operations increased by approximately 11.3% and 9.5% in the second quarter and first half of 1998 compared to 1997, respectively. The increase was primarily due to programs launched in 1997 running at full production volumes and new product introductions in the modular window, door handle and interior trim product lines. North American car and light truck build increased approximately 6 percent and 3 percent for the second quarter and six-month period, respectively. Net sales for the Company's European operations were slightly higher in the second quarter of 1998 compared to 1997 as reported in the local currencies for these operations. However, due to the increased strength of the dollar to the Deutsche Mark, Irish Punt and French Franc from the three month period in 1998 to the same period in 1997, the reported consolidated net sales for the Company's European operations decreased by over 7%. European net sales increased by approximately 43% in the first half of 1998 from 1997 due to the consolidation of Donnelly Hohe. In the first half of 1998, the Company's European operations were at the same level as 1997, excluding the consolidation of Donnelly Hohe.

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

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $49.1 million in the Company's Combined Consolidated Balance Sheet at December 27, 1997, compared to no borrowings against the Company's $80 million bank revolving credit agreement and borrowings of $33.4 million on the Company's 75 million Deutsche Mark (approximately $41 to $45 million) credit agreement in the Company's Combined Consolidated Balance Sheet at June 28, 1997. These credit agreements were replaced by the $160 million revolver in September 1997. The Company's long-term borrowing increased by $5.5 million from June 28, 1997, to December 27, 1997, primarily to support capital expenditures and working capital requirements for the period, offset by proceeds associated with the sale of the Company's investment in AFC and the transfer of debt to the Lear-Donnelly joint venture.

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