Form 10-Q
period 1998-03-28
DONNELLY CORP
filed 1998-05-08
CIK 805583

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q


                         QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarter ended March 28, 1998 Commission File Number 1-9716

                       DONNELLY CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

              Michigan                          38-0493110
 (State or other jurisdiction of           (IRS Employer
  incorporation or organization)            Identification No.)

49 West Third Street, Holland, Michigan            49423
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

5,689,570 shares of Class A Common Stock and 4,358,505 shares of
Class B Common Stock were outstanding as of April 30, 1998.

DONNELLY CORPORATION

INDEX

                                                           Page
                                                         Numbering
                                                         ---------

PART 1.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Combined Consolidated Balance Sheets
           - March 28, 1998 and June 28, 1997                   3
           Condensed Combined Consolidated Statements of Income
           - Three months and nine months ended March 28, 1998
             and March 29, 1997                                 4
           Condensed Combined Consolidated Statements of Cash Flows
           - Nine months ended March 28, 1998 and
             March 29, 1997                                     5
           Notes to Condensed Combined Consolidated Financial
           Statements                                         6-8

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                9-15


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceeding                                   16

  Item 6.  Exhibits and Reports on Form 8-K                   16

  Signatures                                                  17

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                            March 28,     June 28,
In thousands                                  1998          1997
------------------------------------------------------------------
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                   $  6,679      $  8,568
Accounts receivable, less allowance of
  $881 and $879                               75,137        67,850
Inventories                                   43,384        42,484
Prepaid expenses and other current assets     24,042        33,738
                                            --------      --------
    Total current assets                     149,242       152,640
Property, plant and equipment                295,409       286,451
Less accumulated depreciation                127,892       121,327
                                            --------      --------
    Net property, plant and equipment        167,517       165,124
Investments in and advances to affiliates     18,988        15,487
Other assets                                  24,051        25,042
                                            --------      --------
    Total assets                            $359,798      $358,293
                                            --------      --------
                                            --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts and notes payable                  $ 68,166      $ 76,392
Other current liabilities                     41,952        39,257
                                            --------      --------
    Total current liabilities                110,118       115,649
Long-term debt, less current maturities      118,606       122,798
Deferred income taxes and other liabilities   31,323        25,674
                                            --------      --------
    Total liabilities                        260,047       264,121
                                            --------      --------
Minority interest                                732           345
Preferred stock                                  531           531
Common stock                                   1,002           991
Other shareholders' equity                    97,486        92,305
                                            --------      --------
    Total shareholders' equity                99,019        93,827
                                            --------      --------
    Total liabilities and
      shareholders' equity                  $359,798      $358,293
                                            --------      --------
                                            --------      --------

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                        Three Months Ended     Nine Months Ended
In thousands           March 28,  March 29,   March 28,  March 29,
except share data        1998       1997        1998       1997
------------------------------------------------------------------
Net sales              $ 193,658  $ 181,681   $ 553,634  $ 483,118
Cost of sales            161,009    148,360     459,432    391,878
                        --------   --------    --------   --------
  Gross profit            32,649     33,321      94,202     91,240

OPERATING EXPENSES:
Selling, general and
 administrative           17,380     18,514      50,057     47,324
Research and development   8,595      9,404      28,003     24,971
                        --------   --------    --------   --------
  Operating income         6,674      5,403      16,142     18,945

NON-OPERATING (INCOME) EXPENSES:

Interest expense           2,017      2,663       6,711      7,654
Royalty income              (180)      (135)       (452)    (1,216)
Interest income             (204)      (135)       (481)      (549)
Gain on sale of
 equity investment           ---        ---      (4,598)       ---
Other (income) expense, net (641)      (370)       (629)    (1,345)
                        --------   --------    --------   --------
  Income before taxes
   on income               5,682      3,380      15,591     14,401
Taxes on income            1,408      1,226       5,156      5,369
                        --------   --------    --------   --------
  Income before minority
   interest and equity
   earnings                4,274      2,154      10,435      9,032
Minority interest in net
 (income) loss of
 subsidiaries                 (3)       490         231       (104)
Equity in earnings (losses)
 of affiliated companies    (898)       314      (1,138)      (331)
                        --------   --------    --------   --------
Net income              $  3,373   $  2,958    $  9,528   $  8,597
                        --------   --------    --------   --------
                        --------   --------    --------   --------

PER SHARE OF COMMON STOCK:

  Basic net income
   per share            $   0.34   $   0.30    $   0.96   $   0.87

  Diluted net income
   per share            $   0.34   $   0.30    $   0.95   $   0.86

  Cash dividends
   declared             $   0.10   $   0.10    $   0.30   $   0.26

  Average common shares
   outstanding          9,963,706  9,848,733   9,932,265  9,822,335

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended
                                              March 28,  March 29,
In thousands                                    1998        1997
------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                    $  9,528    $  8,597
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH FROM (FOR) OPERATING ACTIVITIES:
Depreciation and amortization                   18,013      15,291
Gain on sale of property and equipment             (54)       (596)
Gain on sale of affiliate stock                 (4,598)       (872)
Deferred pension cost and postretirement
 benefits                                        4,043       3,916
Deferred income taxes                            1,248      (1,587)
Minority interest income (loss)                   (546)        312
Equity in losses of affiliated companies         1,138         786
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Sale (repayment) of accounts receivable           (884)     38,777
Accounts receivable                             (9,093)    (12,738)
Inventories                                     (3,943)     (4,289)
Prepaid expenses and other current assets        3,827      (2,457)
Accounts payable and other current liabilities  (1,441)      9,008
Other                                           (3,773)     (2,366)
                                              --------    --------
   Net cash from operating activities           13,465      51,782
                                              --------    --------
                                              --------    --------
INVESTING ACTIVITIES
Capital expenditures                           (33,050)    (20,194)
Proceeds from sale of property and equipment       608       3,248
Investments in and advances to equity
 affiliates                                       (653)     (4,589)
Proceeds from sale of affiliate stock           11,067         974
Change in unexpended bond proceeds                 ---         142
Cash increase due to consolidation of subsidiary   ---       9,963
Other                                             (295)       (781)
                                              --------    --------
   Net cash for investing activities           (22,323)    (11,237)
                                              --------    --------
                                              --------    --------
FINANCING ACTIVITIES
Proceeds from long-term debt                     9,452         ---
Repayments on long-term debt                      (429)    (33,369)
Common stock issuance                            1,110         863
Dividends paid                                  (2,578)     (2,592)
Other                                             (218)        ---
                                              --------    --------
   Net cash from (for) financing activities      7,337     (35,098)
                                              --------    --------
                                              --------    --------
Effect of foreign exchange rate changes on cash   (368)       (680)
(Decrease) increase in cash and cash
 equivalents                                    (1,521)      5,447
Cash and cash equivalents, beginning of period   8,568       1,303
                                              --------    --------
Cash and cash equivalents, end of period      $  6,679    $  6,070
                                              --------    --------
                                              --------    --------

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 1998

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 28, 1998, should not be considered indicative of the results that may be expected for the year ended June 27, 1998. The combined consolidated balance sheet at June 28, 1997, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 28, 1997. Certain reclassifications have been made to current and prior year, previously released, data to conform to the current presentation and had no effect on net income reported for any period.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30. Accordingly, each quarter ends on the Saturday closest to the calendar quarter end. Both the quarters ended March 28, 1998, and March 29, 1997, included 13 weeks.


NOTE B---INVENTORIES

Inventories consist of:
                                            March 28,     June 28,
(In thousands)                                1998          1997
------------------------------------------------------------------
FIFO and average cost:
  Finished products and work in process     $ 17,531      $ 16,675
  Raw materials                               25,853        25,809
                                            --------      --------
                                            $ 43,384      $ 42,484
                                            --------      --------
                                            --------      --------

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

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                       Three Months Ended     Nine Months Ended
                      March 28,  March 29,   March 28,  March 29,
                        1998       1997        1998       1997
-----------------------------------------------------------------
Net income           $3,373,000 $2,958,000  $9,528,000 $8,597,000
Less: Preferred stock
      dividends          (9,959)    (9,959)    (29,877)   (29,877)
                      ---------  ---------   ---------  ---------
Income available to common
  stockholders	       3,363,041  2,948,041   9,498,123  8,567,123
                      ---------  ---------   ---------  ---------
                      ---------  ---------   ---------  ---------

Weighted-average
 shares               9,963,706  9,848,733   9,932,265  9,822,335
Plus: Effect of dilutive
      stock options     135,196    161,962     143,976    154,263
                      ---------  ---------   ---------  ---------
Adjusted weighted-average
 shares              10,098,902 10,010,695  10,076,241  9,976,598
                     ---------- ----------  ----------  ---------
                     ---------- ----------  ----------  ---------
Basic earnings per
 share               $     0.34 $     0.30  $    0.96   $    0.87
                     ---------- ----------  ---------   ---------
                     ---------- ----------  ---------   ---------
Diluted earnings
 per share           $     0.33 $     0.29  $    0.94   $    0.86
                     ---------- ----------  ---------   ---------
                     ---------- ----------  ---------   ---------

NOTE D---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                              Nine Months Ended
                                            March 28,    March 29,
(In thousands)                                1998         1997
-----------------------------------------------------------------
Cash paid during the period for:
  Interest                                  $ 6,269      $ 7,437
  Income taxes                              $   751      $ 8,575

Non-Cash investing activities:
  Transfer of non-cash net assets to
   equity-method affiliate (See Note E)     $ 7,845      $  ---


NOTE E---INVESTMENTS IN AND ADVANCES TO AFFILIATES

On November 3, 1997, the Company formed Lear-Donnelly Overhead Systems, L.L.C. ('Lear-Donnelly'), a 50% owned joint venture with Lear Corporation ('Lear'), based in Southfield, Michigan, one of the world's largest independent automotive suppliers. Lear-Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ('products'). The Company and Lear each contributed certain technologies, assets and liabilities for the creation of the joint venture. The Company transferred net assets of $7.8 million associated with its interior trim and lighting businesses, including $10 million of debt, to the joint venture for its 50% interest.

Lear-Donnelly manufactures products for sale to both the Company and Lear, who are responsible for the customer sales efforts to the original equipment manufacturers. Because existing and certain future contracted sales have been retained by the Company, the existence of the joint venture does not significantly impact the comparability of net sales or net income of the Company from period to period. However, due to the supply agreement between Lear-Donnelly and the parent companies and the related net earnings of the joint venture being accounted for under the equity method, the Company's gross profit and operating margins are expected to be unfavorably impacted.

In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation ('AFC') located in Boulder, Colorado. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a one-time pretax gain of approximately $4.6 million, or $0.22 per share after tax. AFC is primarily a manufacturer of thin-film glass coatings and related production equipment used in
the production of liquid crystal displays.   The Company sold all
of its shares in AFC during an initial public offering that was completed in November.


NOTE F---GLOBAL REVOLVER

In September 1997, the Company entered into an unsecured $160 million multi-currency global revolving credit agreement to meet the financing needs of Donnelly Corporation and its majority owned, controlled subsidiaries. This multi-currency revolving credit agreement replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsche Mark revolving Eurocredit loan agreement. Borrowings under this agreement bear interest, at the election of the Company, at a floating rate equal to (i) the Federal Funds Funding rate plus
 .385% to .875% or (ii) the Eurodollar rate plus .185% to .675% based on specific financial ratios of the Company. The Company's initial borrowings under the agreement bear interest at a floating rate of approximately 3.5-4.0% per annum when borrowed in Deutsche Marks and 5.7-6.0% per annum when borrowed in U.S. Dollars. This new revolving credit agreement terminates in September 2004, with an opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

Item 2.

DONNELLY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
THIRD QUARTER REPORT
FOR THE NINE MONTHS ENDED MARCH 28, 1998

On November 3, 1997, the Company formed Lear-Donnelly Overhead Systems, L.L.C. ('Lear-Donnelly'), a 50% owned joint venture with Lear Corporation ('Lear'), based in Southfield, Michigan, one of the world's largest independent automotive suppliers. Lear-Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ('products'). The Company and Lear each contributed certain technologies, assets and liabilities for the creation of the joint venture. The Company transferred net assets of $7.8 million associated with its interior trim and lighting businesses, including $10 million of debt, to the joint venture for its 50% interest.

Lear-Donnelly manufactures products for sale to both the Company and Lear, who are responsible for the customer sales efforts to the original equipment manufacturers. Because existing and certain future contracted sales have been retained by the Company, the existence of the joint venture does not significantly impact the comparability of net sales or net income of the Company from period to period. However, due to the supply agreement between Lear-Donnelly and the parent companies and the related net earnings of the joint venture being accounted for under the equity method, the Company's gross profit and operating margins are unfavorably impacted.

On February 3, 1998, the Company reached a final settlement with Happich Fahrzeug-Innausstaltung GmbH ('Happich') regarding Happich's withdrawal from Donnelly Happich Technology, Inc. ('DHT'), a joint venture for the production of interior trim components, see Part II, Item 1 for a more detailed discussion. As a result of the settlement, the Company now owns 100% of DHT (rather than 60%), resulting in increased charges against earnings from start-up costs of DHT. However, the Company also received payments from Happich for past and future damages and for costs incurred as a result of Happich's withdrawal from DHT which offset the additional start-up costs, resulting in a positive impact on net income in the first and second quarters. The settlement had no impact on the Company's net income in the third quarter.

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

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of or for a period ended on a particular date include Donnelly Hohe's financial statements as of or for a period ended approximately one month before that date. Accordingly, the Company's financial statements for the period ended March 28, 1998, consolidate Donnelly Hohe's financial statements for the period ended
February 28, 1998.

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

RESULTS OF OPERATIONS

Net sales were $193.7 million in the third quarter of 1998 compared to $181.7 million for the third quarter of 1997. For the nine month period, net sales were $553.6 million and $483.1 million for 1998 and 1997, respectively, an increase of 14.6% which is primarily attributed to the consolidation of Donnelly Hohe. Excluding the consolidation of Donnelly Hohe, consolidated net sales for the first nine months of 1998 increased by approximately 5% compared to 1997.

Net sales for the Company's North American operations increased by approximately 10.8% and 9.9% in the third quarter and for the first nine months of 1998 compared to 1997, respectively. The increase was primarily due to programs launched in 1997 running at full production volumes and new product introductions in the modular
window, door handle and interior trim product lines.   North
American car and light truck build was flat in the third quarter and increased only moderately for the nine-month period. Net sales for the Company's European operations, as reported in the local currencies for these operations were slightly higher in the third quarter of 1998 compared to 1997 and increased moderately in the first nine months of 1998, compared to the same period in 1997, excluding the impact of the consolidation of Donnelly Hohe. However, due to the increased strength of the dollar to the Deutsch Mark, Irish Punt and French Franc for the third quarter and first nine months of 1998 as compared to the third quarter and first nine months of 1997, the reported consolidated net sales in dollars for the Company's European operations were flat quarter to quarter and down slightly compared to the first nine months of 1997, excluding the impact of the consolidation of Donnelly Hohe.

Gross profit margin for the third quarter of 1998 was 16.9% compared to 18.3% for the third quarter of 1997 and 17.0% and 18.9% for the nine month periods of 1998 and 1997, respectively. The Company's North American gross profit margins for the three and nine month periods were lower compared to the same periods in 1997 primarily due to the formation of the Lear-Donnelly joint venture and relatively greater revenue growth of products with lower profit margins. The Company's North American operations have experienced a more rapid rate of revenue growth in modular window net sales, relative to the net sales growth of other products, such as mirrors, that have higher profit margins. The Company may experience a change in gross profit margin from period to period based on the sales growth or change in mix of higher or lower margin products. The favorable arbitration award associated with DHT offset excess costs on the visor program in the first and second quarters and improved margins slightly for the first nine month of 1998. Some of the excess costs are expected to continue in the future. The Company's European gross profit margin in the third quarter was stronger than 1997 due to higher volumes at the Company's German operations, strong performance in Spain and France and operational improvements in Ireland. For the nine month period, the Company's European gross profit margin, as a percent to sales, was down slightly.

Selling, general and administrative expenses decreased to 9.0% of net sales in the third quarter of 1998 from 10.2% of net sales in the third quarter of 1997, primarily due to the formation of the Lear-Donnelly joint venture. These costs are lower as a percent to sales due to certain general and administrative expenses to support the interior trim and lighting business transferring to the joint venture, which is accounted for under the equity method. Selling, general, and administrative expenses were 9.0% of net sales for the first nine months of 1998 compared to 9.8% for the same period last
year.   Discount fees of $1.7 million associated with asset
securitization entered into in November 1996 are also included in selling, general and administrative expenses for the first nine months of 1998, compared to $1.0 million of discount fees for the first nine months of 1997.

Research and development expenses for the third quarter of 1998 were 4.4% of net sales compared to 5.2% of net sales for the third quarter of 1997 and were 5.1% and 5.2% of net sales for the first nine months of 1998 and 1997, respectively. The Company expects future research and development expenses to be lower than in the past, primarily due to the transfer of direct expenses to support the interior trim and lighting business to the Lear-Donnelly joint venture, which is being accounted for under the equity method and due to the consolidation of Donnelly Hohe.

The Company's operating income was $6.7 million in the third quarter of 1998, up from $5.4 million in the third quarter of 1997 and for the nine month period was $16.1 million, down from $18.9 million in 1997. The Company's North American operating income was lower as a percent to sales for the three and nine months periods primarily due to losses associated with the start-up of Donnelly Optics and an unfavorable product mix. A favorable arbitration award associated with DHT offset excess costs on the visor program in the first and second quarters and improved margins for the nine month period slightly. Some of the excess costs are expected to continue in the future. The formation of the Lear-Donnelly joint venture did not have a significant impact on the Company's North American operating income. The Company's European operating income was favorably impacted for the quarter due to higher volumes at the Company's German operations, strong performance in Spain and France and operational improvements in Ireland. Operating Income for the Company's European operations, as a percent to sales, was flat for the nine month period compared to 1997. In Germany, plans for restructuring the operations have been delayed due to the change in management at Donnelly Hohe. A modified restructuring plan is in the process of being implemented in the fourth quarter of 1998.

Interest expense was $2.0 and $6.7 million in the third quarter and first nine months of 1998, respectively, compared to $2.7 and $7.7 million for the third quarter and first nine months of 1997, respectively. Interest expense was lower primarily due to lower average debt during the quarter compared to the same period last year and favorable interest rates. In the second quarter of 1997, the Company entered into an agreement to sell an interest in a defined pool of trade accounts receivable. As of the Company's Consolidated Balance Sheet, dated March 28, 1998, a $41.5 million interest in accounts receivable was sold under this agreement, with proceeds used to reduce revolving lines of credit. The discount expense associated with this transaction is included in selling, general and administrative expenses.

Royalty income was $0.2 million and $0.1 million for the third quarter of 1998 and 1997, respectively, and $0.5 million and $1.2 million for the nine month periods, respectively. Royalty income is lower due to the completion of various licensing agreements with companies in Asia. Other income was $0.6 million and $0.4 million for the third quarter of 1998 and 1997, respectively, and $0.6 million and $1.3 million for the nine month periods, respectively. Other income is slightly higher in the third quarter of 1998, compared to the previous year, due to the sale of certain operating assets, as well as a favorable gain on foreign currency transactions. In the second quarter of 1997, the Company sold 2.5% of its holding in Vision Group plc ('Vision Group'), resulting in a $0.9 million gain.

In the second quarter of 1998, the Company recognized a one-time pretax gain of approximately $4.6 million, or $0.22 per share after tax, from the sale of its 50% interest in Applied Films Corporation ('AFC') located in Boulder, Colorado. The Company sold all of its shares in AFC during an initial public offering that was completed in November 1997. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related fees.

The Company's effective tax rate was 24.8% and 33.1% for the three and nine month periods ended March 28, 1998, respectively. This compares to 36.3% and 37.2% for the respective comparable periods for 1997. The lower effective tax rate for the quarter is due to a tax benefit recognized on trade income taxes in the period at the Company's German operations.

Minority interest in net (income) loss of subsidiaries was $0.0 million in the third quarter of 1998 compared to $0.5 million in the third quarter of 1997 and $0.2 million and ($0.1) million in the first nine months of 1998 and 1997, respectively. Equity in earnings (losses) of affiliated companies was ($0.9) million in the third quarter of 1998 compared to $0.3 million for the same period in 1997 and ($1.1) million and ($0.3) million in the first nine months of 1998 and 1997, respectively. Equity earnings were also lower in the third quarter and nine month periods due to losses incurred at Vision Group. The losses were incurred due to slower than anticipated consumer acceptance for Vision Group's integrated camera microchip products. In the first quarter of 1997, the Company accounted for its investment in Donnelly Hohe under the equity method of accounting. The formation of the Lear-Donnelly joint venture did not have a significant impact on the Company's equity earnings for the three or nine month periods.

Net income was $3.4 million in the third quarter of 1998, compared to $3.0 million for the third quarter of 1997 and $9.5 million and $8.6 million for the first nine months of 1998 and 1997, respectively. Net income for the nine month periods included a $2.2 million net gain after taxes associated with the sale of AFC. The Company recognized a net gain of approximately $0.7 million in the second quarter of 1998, and $1.2 million in the first half of 1998, associated with the cash settlement following a favorable interim DHT arbitration award granted to the Company on July 31, 1997. This expected cash settlement was based upon recovery of past and future losses and the recovery of litigation costs. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1997 to 1998 for the third quarter or the nine month periods.

The Company continues to focus on implementing plans during 1998 to improve financial performance. However, the delays in implementing improvements Europe and the investments required for Donnelly Optics are making it difficult to improve the financial performance of the Company. Donnelly Optics continues to experience major losses due to slower-than-expected consumer acceptance of digital imaging products. The Company is currently evaluating options for responding to the market conditions.

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company entered into a new unsecured $160 million multi-currency global revolving credit agreement to meet the financing needs of Donnelly Corporation and its majority owned, controlled subsidiaries. This multi-currency revolving credit agreement replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsche Mark revolving

Eurocredit loan agreement. Borrowings under this agreement bear interest, at the election of the Company, at a floating rate equal to (i) the Federal Funds Funding rate plus .385% to .875% or (ii) the Eurodollar rate plus .185% to .675% based on specific financial ratios of the Company. The Company's initial borrowings under the agreement bear interest at a floating rate of approximately 3.5-4.0% per annum when borrowed in Deutsche Marks and 5.7-6.0% per annum when borrowed in U.S. Dollars. This new revolving credit agreement terminates in September 2004, with an opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $41.1 million in the Company's Combined Consolidated Balance Sheet dated March 28, 1998, compared to no borrowings against the Company's $80 million bank revolving credit agreement and borrowings of $33.4 million against the Company's 75 million Deutsche Mark (approximately $41 to $44 million) credit agreement in the Company's Combined Consolidated Balance Sheet dated June 28, 1997. These credit agreements were replaced by the $160 million revolver in September 1997. The Company's long-term borrowing decreased by $4.2 million from June 28, 1997, to March 28, 1998, primarily due to lower working capital requirements for the period, proceeds associated with the sale of the Company's investment in AFC and the transfer of debt to the Lear-Donnelly joint venture, offset by borrowing to support capital expenditures.

The Company's current ratio was 1.4 and 1.3 at March 28, 1998 and June 28, 1997, respectively. Working capital was $39.1 million at March 28, 1998, compared to $37.0 million at June 28, 1997. The increase in working capital at March 28, 1998, was primarily due to a decrease in accounts payable combined with an increase in accounts receivable, compared to June 28, 1997, offset by a decrease in prepaid tooling for the same period. Accounts payable at June 28, 1997, was higher than normal due to timing of payments on account at this date.

Capital expenditures for the first nine months of 1998 and 1997
were $33.1 and $20.2 million, respectively.   Capital spending in
1998 is expected to be higher compared to the previous year due to the consolidation of Donnelly Hohe for the entire twelve month period, business in diffractive optics and electrochromic mirrors and implementation of new manufacturing, distribution and administrative systems in North America and Europe. 1998 capital spending includes expenditures on assets for the interior lighting and trim business through November 3, 1997.

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

'Safe Harbor' Provisions

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

Recently Issued Accounting Standards

SFAS No. 130, 'Reporting Comprehensive Income,' establishes standards for reporting and display of comprehensive income, its components and accumulated balances in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' which supersedes SFAS No. 14, 'Financial Reporting for Segments of a Business Enterprise,' establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

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

SFAS No. 132, 'Employer's Disclosures about Pensions and Other Postretirement Benefits,' an amendment of FASB Statements No. 87, 88, and 106, revises the standards for employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or the recognition of those plans. This Statement is effective for fiscal years beginning after December 15, 1997, and requires comparative information for earlier periods to be restated. Results of operations and financial position of the Company will be unaffected by implementation of this new standard.

SOP 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires certain costs incurred to be expensed or capitalized depending on the stage of its development and nature. This Statement of Position is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy complies with this Statement. Results of operations and financial position of the Company will be unaffected by this new standard.

SOP 98-5, 'Reporting on Costs of Start-Up Activities,' requires costs of start-up activities and organization costs to be expensed as incurred. This Statement of Position is effective for fiscal years beginning after December 15, 1998. Management has not fully evaluated the impact of this standard on results of operations and financial position of the Company.

No other recently issued accounting standards are expected to have a material impact on the Company.

Year 2000 Date Conversion

The Company has established an ongoing process to identify and resolve the business issues associated with the Year 2000. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs, and programs at the Company's customers or suppliers, that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. A global team of professionals has been assigned responsibility for addressing the business issues and monitoring progress toward their resolution. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans.

Based on preliminary information, costs of addressing the Year 2000 issues are not currently expected to have a materially adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to complete critical Year 2000 compliance efforts in a timely manner, it could result in a material financial risk. Management believes it is devoting the necessary resources to resolve all known significant Year 2000 issues in a timely manner. The Company will expense any maintenance or modification costs incurred to resolve this issue while the costs of new software will be capitalized and amortized over the software's useful life.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. ('Midwest') filed a lawsuit against the Company in Cook County, Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products business. The litigation has been removed to the Federal District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products business had been reached, and has filed its lawsuit in an attempt to compel the Company to proceed with the sale or to pay Midwest damages. On August 28, 1997, the court granted the Company's motion to dismiss one of three counts and on February 5, 1998, the court granted the Company's motion for summary judgment on the remaining two counts. Midwest has appealed the court's decision to the U.S. Seventh Circuit Court of Appeals. Management believes that the claim by Midwest will be resolved without a material effect on the Company's financial condition or results of operations and liquidity.

In June 1994, the Company entered into a joint venture with Happich Fahrzeug-InnausstaHung GmbH of Germany ('Happich') to manufacture and sell sun visors, grab handles and other interior parts in North America. In 1995, when the joint venture was at an early stage of its development, Happich expressed its desire to terminate the joint venture. The parties had been engaged in arbitration over the terms of the joint venture termination since July 29, 1996.
On July 31, 1997, the Company was granted an interim arbitration award favorable to the Company. On February 3, 1998, the Company reached a final settlement with Happich on all outstanding issues. As a result of the settlement, the Company owns 100% of the former joint venture, received payment for damages and costs incurred and entered into other agreements with respect to certain technology and the supply of parts.

The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit 10.1 An English language translation of an Amendment dated March 23, 1998, amending the Acquisition Agreement between the Registrant, Donnelly Holding GmbH, Donnelly Hohe GmbH & Co. KG and the other parties thereto, dated May 25, 1995.

Exhibit 27     Financial Data Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   DONNELLY CORPORATION
                                   Registrant




Date: May 7, 1998                  /s/ J. Dwane Baumgardner
                                   J. Dwane Baumgardner
                                   (Chairman, Chief Executive
                                   Officer, and President)



Date: May 7, 1998                  /s/ Ronald L. Winowiecki
                                   Ronald L. Winowiecki
                                   (Chief Accounting Officer)