Form 10-K
period 1998-06-27
DONNELLY CORP
filed 1998-09-16
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the Fiscal Year ended June 27, 1998
                                       OR

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

               49 West Third Street, Holland, Michigan 49423-2813
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of voting stock held by non-affiliates of the registrant was $115,184,916 as of August 31, 1998.

Number of shares outstanding of each of the registrant's classes of common stock, as of August 31, 1998.

         5,788,343 shares of Class A Common Stock par value, $.10 per share 4,292,657 shares of Class B Common Stock par value, $.10 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 27, 1998, are incorporated by reference into Part II of this report. Portions of the registrant's proxy statement for its annual meeting of shareholders to be held October 16, 1998, are incorporated by reference into
Part III of this report.

                                     PART I.

ITEM 1.           BUSINESS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially form those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers, (iv) market development of specific products of the Company, including digital optics and electrochromic mirrors, (v) whether the Company successfully implements the European restructuring and (vi) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

ITEM 1 (a)        GENERAL DEVELOPMENT OF BUSINESS

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. All year and quarter references are relating to the Company's fiscal years and quarters, unless otherwise noted.

The Company is primarily engaged, either solely or through several joint ventures, in the design, manufacture, marketing and sale of products for the automotive industry including one or more of the following technologies; glass products, prisms, plastic molding, electronics, electrochromic products, optics and metal diecasting. The Company also supplies glass coatings for the transportation, electronics and computer industries.

The Company is committed to improving shareholder value through focused development of core automotive businesses, primarily by increasing dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets and improving the efficiency of operations. Consistent with its strategy, in 1998, the Company has continued to build volume growth for its existing products, introduced new products, expanded its equipment and facilities and has implemented several joint ventures to enhance global market penetration.

On November 3, 1997, the Company formed Lear Donnelly Overhead Systems, LLC ("Lear Donnelly"), a 50% owned joint venture with Lear Corporation ("Lear"). Lear Donnelly is engaged in the design, development and production of overhead systems for the global automotive market. Prior to the joint venture, the Company manufactured and sold components of overhead interior automotive trim. The Company believes that this joint venture enhances the Company's competitive market position in the global market by creating a broader market for components and being able to offer complete interior automotive overhead systems.

As part of the Company's strategy, in 1998, the Company entered into two additional joint ventures in emerging automotive markets. In 1998, the Company formed a joint venture in Sao Paulo, Brazil, Donnelly/Arteb LTDA ("Donnelly/Arteb"), to manufacture interior and exterior automotive mirrors. The Company also formed

Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC"), which produces electrochromic ("EC") mirror cells in the city of Penang, Malaysia. See Item 1
(c) "Narrative Description of Business--Joint Ventures" for additional information concerning these joint ventures.

In October 1997, the Company signed a joint venture agreement to form a new company, Donnex, which will be a 50/50 joint venture between the Company and Essex specialty Products, Inc., the world's leading produced of automotive adhesives and sealants. Donnex intends to produce and deliver complete, ready-to-install windows and window systems to automotive customers on a just-in-time basis and in sequence. It is expected that Donnex will base its initial operations in the Detroit, Michigan metropolitan area.

The Company is committed to its core automotive businesses and during the last half of 1997, the Company structured its non-automotive businesses to be operated independently. In the third quarter of 1997, the Company created Donnelly Optics Corporation ("DOC"), a subsidiary based in Tucson, Arizona, to sell and manufacture high-quality, injection molded, diffractive and hybrid optical lenses and systems. DOC has been incurring significant operation losses. In addition, in the fourth quarter of 1998, DOC recognized a $3.5 million charge against operating income, $0.23 per share after tax, due to the cancellation of orders for injection-molded lenses. The customer orders were cancelled due to changing market dynamics in the digital imaging sector of the computer industry. The Company is exploring alternatives to protect its investment in DOC and remain positioned for the expected growth in the digital imaging markets.

Also, effective June 29, 1997, the Company created Information Products, Inc., which the Company believes is the world's largest producer of specialty coated and shaped glass for the computer touch screen industry. Information Products, Inc. is a subsidiary based in Holland, Michigan that had previously operated as the Company's Information Products Division. See Item 1 (c) "Narrative Description of Business--Non-Automotive Businesses" for a more detailed discussion of these non-automotive businesses.

During the past three years, the Company has significantly expanded its presence in Europe primarily through the acquisition of a controlling interest in Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"). The Company believes that the expansion of its European operations will play an important role in maintaining the Company's position as a global leader in the market for automotive rearview mirrors and will also offer significant opportunities for the Company to market its modular windows, interior lighting, trim components and other products in Europe and elsewhere. In the fourth quarter of 1997, the Company announced a restructuring plan in Europe to realign its manufacturing capacity, improve operating efficiencies and to reduce future operating costs, primarily by reducing the number of nonproduction employees. Due to changes in management at the Company's European operations, implementation of the restructuring plan was delayed until the fourth quarter of 1998. In addition, late in the fiscal year, Donnelly's Senior Management Team made the commitment to dedicate additional management resources from North America to assist in the European restructuring. Early in fiscal 1999, the Company assigned four Senior North American executives to long-term assignments in Europe and removed the European COO, Hans Huber, who has left the Company.

The Company was incorporated in Michigan in 1936. The Company's corporate offices are located at 49 West Third Street, Holland, Michigan, 49423-2813, and its telephone number is (616) 786-7000. Unless otherwise noted or indicated by the context, the term "Company" includes Donnelly Corporation, its wholly owned subsidiaries and Donnelly Export Corporation, a shareholder Domestic International Sales Corporation under the Internal Revenue Code owned entirely by the holders of the Company's Class B Common Stock.

ITEM 1 (b)        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company is an international supplier of high quality automotive parts and component systems from manufacturing operations in North America, Europe and Asia. The Company supplies automotive customers around the world with interior and exterior mirror systems, window systems and interior lighting and trim systems.

In addition, the Company, provides products to several non-automotive markets, none of which are reportable segments.

ITEM 1 (c)        NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

Automotive Rearview Mirror Systems

The Company began producing prismatic day/night mirror glass in 1939, and today manufactures a wide range of interior and exterior rearview mirror products and believes it is the world's largest producer of automotive rearview mirror systems.

Electrochromic Products. The Company has made significant investments in the development of solid-state, thin-film electrochromic technology that has been commercialized for mirror applications and has potential use for various window applications. Electrochromic coatings allow the user to darken glass to the desired degree through the application of an electrical current to the coating.

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

The Company's GLAREFREEtm electrochromic mirror technology offers several advantages over competing technology. The Company's GLAREFREEtm electrochromic mirrors have been purchased by Ford, Jaguar, Range Rover, Audi, PSA, Mercedes-Benz, Volvo, Renault and Honda. These purchase agreements represent a significant step forward in the Company's positioning as a strong player in a global market for electrochromic mirrors that industry sources expect to grow to $1 billion. With strong technologies to offer and having favorably settled the patent issues that have hampered its ability to compete in recent years, the Company has set ambitious goals for increasing its electrochromic mirror market share in the years ahead.

Interior Rearview Mirrors. The Company has a predominant share of the U.S. market for interior rearview prismatic mirrors and in 1998 sold approximately
18.7 million units worldwide. The interior rearview mirror product line ranges from the basic day/night flip mirror to rear-vision systems that incorporate a variety of sophisticated electronic features into complex modular interior rearview mirror assemblies. The Company continues to design and market innovative value-added features integrated into the rearview mirror such as lights, electronic compasses, temperature and other displays.

The Company manufactures and markets automotive interior rearview mirrors using patented electrochromic technology that automatically dims the mirror when headlights approach from the rear. Electrochromic rearview mirrors are a value-added substitute for traditional prismatic base mirrors and are sold for a higher dollar price per unit than prismatic base mirrors. The Company believes that electrochromic rearview mirrors currently represent approximately 15% and 7% of all interior rearview mirrors sold by all suppliers to original equipment manufacturers in the North American and European markets, respectively, for the 1998 model year. The market for electrochromic mirrors continues to grow and in 1998, electrochromic mirrors were offered on approximately 46 car models in North America, compared to only approximately 19 models in 1991. The Company believes that electrochromic mirrors will represent an increasing share of the rearview mirror market, both in terms of number of units and dollar volume, and represent a significant growth area for the Company.

The Company is in the process of developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to control dimmable interior and exterior mirror systems. Although not yet commercialized, the development of this technology is part of the Company's strategy to be a technology leader in the market for automotive rearview vision systems.

Exterior Rearview Mirrors. The Company has used its expertise and customer relationships in the interior mirror market to develop its product line and increase its share of the market for complete exterior mirror systems. The expansion of the Company's European operations, particularly the acquisition of Donnelly Hohe, has substantially increased the Company's production capacity and sales of exterior rearview mirrors, particularly in the European market. The Company believes that its increased presence in the European market will assist the Company in increasing its sales of exterior rearview mirrors in North
America and other markets. The Company supplies exterior rearview mirror assemblies primarily to Honda, Ford and Mazda in the United States and to major European automakers including BMW, Volkswagen, SEAT, Renault and Audi in Europe. The Company also supplies exterior rearview mirror systems to automakers throughout southern China through one of it's Chinese joint ventures. In 1998, General Motors awarded the largest exterior rearview mirror order in the Company's history with business on twelve General Motors vehicles.

Exterior rearview mirrors are combined with automatic or manual adjusting mechanisms, wire harnesses and other hardware within an injection-molded, color-matched housing and are more complex than base interior rearview mirrors. The per vehicle sales price of exterior mirrors substantially exceeds that of interior rearview mirrors due to the greater complexity of exterior rearview mirrors and the fact that most new vehicles are equipped with two exterior rearview mirrors.

The Company also manufactures and markets dimmable electrochromic exterior rearview mirrors. The Company believes that electrochromic rearview mirrors currently represent only 4% of all exterior rearview mirrors in the North American market for the 1998 model year. The Company believes that electrochromic exterior rearview mirrors will represent an increasing share of the rearview mirror market, both in terms of number of units and dollar volume, and that the electrochromic mirror market presents a significant growth opportunity for the Company.

In 1996, the Company introduced its patented Illuminator(TM) ground illumination mirror, the world's first commercial automotive outside mirror that includes remote-control security lighting. The Illuminator(TM) can also be equipped with electrochromic dimming and exterior turn indicators. The Illuminator(TM) was recognized as one of the "1996 100 Best of What's New Products" by Popular Science magazine. The Illuminator(TM) was initially being offered as an option on the Lincoln Mark VIII. The Company is aggressively marketing the Illuminator(TM) to its customers.

Modular Windows

The Company pioneered and today is a leading supplier of modular windows. Modular windows, which have continued to increase in popularity since their introduction, are produced by molding glass, hardware, weather stripping and other components into a single unit assembly and can be used for automotive windows and sunroofs. The Company believes its modular windows offer improved quality and aerodynamics, greater design flexibility and lower production costs for automakers than conventional automotive windows. A more recent technological innovation by the Company is flush surface windows that involve single-sided encapsulation, bonding of hardware directly to glass and the incorporation of color-matched body hardware into the window system.

The Company's modular window assemblies are used for rear and liftgate windows, quarter windows, aperture windows, fixed vent windows, roll-up windows, sun roofs, rear windows and windshields. The Company produces modular windows for Chrysler, Ford, General Motors, Honda, Isuzu and Toyota in North America and Chrysler in Europe. The Company's modular windows are used on many popular vehicles such as the Chrysler

Caravan/Voyager minivan, the Jeep Grand Cherokee, the Ford Expedition and the Ford Taurus/Sable. In 1998, the Company launched 24 window programs including important launches on the Ford heavy truck series and Dodge Ram.

The Company believes that its materials technology and manufacturing capabilities provide a significant competitive advantage in the market for modular windows. Modular windows can be molded using polyvinyl chloride ("PVC") or a urethane reaction injection molding process ("RIM"). The PVC process is less expensive primarily because the material is less costly and does not require painting. PVC, however, is more difficult to mold, particularly for large windows. The Company believes that its ability to design and mold windows in either process and its expertise in PVC molding are significant competitive advantages. In addition, the Company offers various other modular window technologies including molded-in body color panels, flush bonded hardware as well as flush, single-sided encapsulation.

The Company has signed an agreement to form a new company, Donnex, which will be a 50-50 joint venture between the Company and Essex Specialty Products, Inc., the world's leading producer of automotive adhesives and sealants. Donnex will produce and deliver complete, ready-to-install windows and window systems to automotive customers on a just-in-time basis and in sequence. It is expected that Donnex will base its initial operations in the Detroit, Michigan, metropolitan area.

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

Interior Lighting and Trim

In September 1997, the Company entered into an agreement with Lear Corporation to form Lear Donnelly, a joint venture for the design, development, marketing and production of interior trim overhead systems and components for the global market. The Company believes the formation of this joint venture strengthens the Company's position as a supplier in the global automotive overhead systems market. See Item 1 (c) "Narrative Description of Business--Joint Ventures" for additional information concerning this joint venture.

Through the Lear Donnelly joint venture, the Company manufactures various interior trim products including dome lights, interior door lights, map lights, courtesy lamps, lighted and non-lighted grab handles, visors and trim components such as overhead consoles. The Company believes its automotive lighting systems have been well received by the marketplace largely because of the Company's expertise in developing precision optical lenses. The Company's extensive capabilities in advanced optics technology, precision plastic injection molding, glare management and automotive electronics provide a competitive advantage for the Company's automotive interior lighting and overhead trim products. These skills enable the Company to produce interior lighting that is highly focused and directed within the vehicle which significantly reduces unwanted spill-over glare. The Company believes that automakers will increasingly seek suppliers who can provide complete interior lighting and trim systems or large subsystems.

Door Handles

The Company produces a wide variety of interior and exterior door handles for Ford, Honda, Mazda, Nissan and Volvo. This product line was established based on the Company's capabilities in color-matched painting and plastic injection molding. The Company supplies various door handle designs including plastic, diecast and chrome-plated door handles as well as products with value-added electronic features.

Non Automotive Businesses

The Company is committed to its core automotive businesses. However, the Company has developed a number of non-automotive businesses and relationships over the years, which arose from existing or developed core technologies that had applications outside of the automotive industry. The Company's non-automotive businesses have been structured to be operated independently from the Company's core automotive business.

In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation ("AFC") located in Boulder, Colorado in AFC's initial public offering. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a one-time pretax gain of approximately $4.6 million, or $0.22 per share after tax. AFC is primarily a manufacturer of thin-film glass coatings and related production equipment used in the production of liquid crystal displays. The Company sold all of its shares in AFC during an initial public offering that was completed in November, 1997.

In the third quarter of 1997, the Company created Donnelly Optics Corporation, based in Tucson, Arizona, to sell and manufacture high-quality, injection molded, diffractive and hybrid optical lenses and systems. Diffractive optics have a wide variety of uses in such industries as computers, telecommunications, aerospace, medical instruments and the auto industry. The Company has booked business with customers in the digital imaging market, has developed a proprietary lense system for digital cameras and has orders to produce highly specialized exterior lighting lenses for a North American auto manufacturer. DOC has been incurring significant operation losses. In addition, in the fourth quarter of 1998, DOC recognized a $3.5 million charge against operating income, or $0.23 per share after tax, due to the cancellation of orders for injection-molded lenses. The customer orders were canceled due to changing market dynamics in the digital imaging sector of the computer industry. The Company is exploring alternatives to protect its investment in DOC and remain well positioned to profit from the potential rewards of the technologies of DOC.

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

Joint Ventures

Lear Donnelly Overhead Systems, LLC ("Lear Donnelly"). On November 3, 1997, the Company formed Lear Donnelly, a 50% owned joint venture with Lear Corporation ("Lear"). Lear Donnelly is engaged in the design, development and production of overhead systems and components for the global market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles. The Company and Lear each contributed certain technologies, assets and liabilities for the creation of the joint venture.

Donnelly/Arteb LTDA, ("Donnelly/Arteb"). In 1998, the Company formed a 50% owned joint venture with Industrias Arteb S.A. to produce interior and exterior mirrors for the South American automotive industry. Donnelly/Arteb is located in Sao Paulo, Brazil. Donnelly/Arteb focused on winning new orders and establishing its operations early in 1999 and began launching several mirror programs for General Motors and is slated to start electrochromic mirror assembly for the GM Vectra model by mid-year. Donnelly/Arteb LTDA provides the Company with a presence in a rapidly growing region.

Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC"). In the fourth quarter of 1998, the Company formed Varitronix EC, a 50% owned, controlled joint venture with Varitronix (Malaysia) Sdn. Bhd. Varitronix EC is located in Penang, Malaysia, within a world-class manufacturing facility that began producing electrochromic cells in the first quarter of 1999. With the production startup, the Company is the only automotive supplier in the world with EC manufacturing or assembling capabilities in North America, Europe and Asia. Due to the Company having board control of this joint venture, the financial statements of Varitronix EC will be consolidated with those of the Company.

Donnex, LLC ("Donnex"). The Company previously signed a joint venture agreement to form a new company, Donnex, which will be a 50-50 joint venture between the Company and Essex Specialty Products, Inc., the world's leading producer of automotive adhesives and sealants. Donnex intends to produce and deliver complete, ready-to-install windows and window systems to automotive customers on a just-in-time basis and in sequence. It is expected that Donnex will base its initial operations in the Detroit, Michigan, metropolitan area.

Shunde  Donnelly Zhen Hua  Automotive  Systems Co. Ltd.  ("Shunde  Donnelly Zhen
Hua"). In the first quarter of 1997, the Company formed Shunde Donnelly Zhen Hua, a joint venture with Shunde Zhen Hua Automotive Parts Co. Ltd. The Company has a 30% interest in the Zhen Hua joint venture and has an option to purchase an additional 30% interest. The Shunde Donnelly Zhen Hua joint venture, based in the Chinese city of Shunde, in Guangdong Province, manufactures interior and exterior mirror systems for automakers throughout southern China, including the Chinese operations of Volkswagen, Chrysler, and Isuzu.

Donnelly Electronics, LLC ("Donnelly Electronics"). In the first quarter of 1997, the Company created a new affiliate, Donnelly Electronics, that specializes in the design and manufacture of electronic components and sub-assemblies. The new company is a joint venture between the Company and an individual with expertise in automotive electronics technology. The Company owns 19% of Donnelly Electronics with the option to acquire up to 100% of Donnelly Electronics over time. Based in Flint, Michigan, Donnelly Electronics produces the electronic components that Donnelly uses for products such as electrochromic rearview mirrors and electronic compass systems. The firm will also provide electronics development for future Donnelly products that may include rear-vision camera systems, lighting systems and others. In addition to supporting the automotive electronic needs of the Company, Donnelly Electronics pursues business with other automotive suppliers that are not competitors of the Company as well as other business opportunities.

Shanghai Donnelly Fu Hua Window Systems Company Ltd. ("Shanghai Donnelly Fu Hua"). In the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd., which produces window systems for automotive customers in Asia and Australia. Shanghai Fu Hua Glass Company is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture began manufacturing encapsulated and framed glass products in the third quarter of 1998.

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

KAM Truck Components, Inc. ("KAM"). The Company owns 19% of KAM which supplies GLARESTOPPERtm solid state electrochromic mirrors for large trucks. The mirror permits truck drivers to manually adjust the glare of their mirrors by a range of up to ten times.

Donnelly Yantai Electronics Corporation Limited. This 50% owned venture produces coated glass for use in the Chinese LCD market. This operation is located in the Yantai Peninsula of the People's Republic of China.

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

NEW PRODUCT OR INDUSTRY SEGMENT INFORMATION

New applications in electronics continue to play an increasing role in the Company's future. As vehicles become more electronically sophisticated, auto manufacturers are looking for opportunities to pack value-added features into new areas of the car. The Company is a leader in developing "plug and play" modules that are flexible and allow vehicle manufacturers to offer different configurations of features through the same module. At the end of April 1997, the Company announced a new business order with a European customer that leads in that trend. Included in the order are highly sophisticated overhead trim components that are integrated with advanced optical lighting, all designed by the Company, which are to be produced at a Lear Donnelly operation located in Ireland, just outside Dublin. The overhead consoles have four optically precise lights integrated into the units that provide directed light with little or no spillover glare. Also included in the order are interior electrochromic mirrors that function as a communications node for a vehicle's electronics system, representing a significant first in the automotive industry. In essence, the electronics that control a number of different passenger comfort and safety functions have been integrated into the rearview mirror.

As discussed in Item 1 (c) "Narrative Description of Business--Joint Ventures," on November 3, 1997, the Company formed Lear Donnelly, a 50-50 joint venture with Lear Corporation for the design, development and production of overhead systems for the global market, including headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles.

Also as part of the Company's strategy, the Company has implemented various joint ventures in emerging automotive markets. The Company has established the Asian and the South American markets as the top two emerging market priorities. As discussed in Item 1 (c) "Narrative Description of Business--Joint Ventures," in the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, a joint venture, which began manufacturing encapsulated and framed glass products in the third quarter of 1998. In addition, in the first quarter of 1997, the Company formed an automotive mirror joint venture in China, Shunde Donnelly Zhen Hua, which produces automotive mirror systems in the Chinese city of Shunde. In 1998, the Company formed Donnelly/Arteb, an automotive mirror joint venture in Sao Paulo, Brazil, which began producing mirrors for the South American market during the first quarter of 1999. Also, in the fourth quarter of 1998, the Company formed Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC"), which produces electrochromic mirror cells in the city of Penang, Malaysia.

The Company has developed a number of non automotive businesses and relationships over the years, which arose from core technologies that had applications outside of the automotive industry. The Company's non automotive businesses have been structured to be operated independently from the Company's core automotive business. As discussed in Item 1 (c) "Narrative Description of Business--Non Automotive Businesses," in the third quarter of 1997, the Company created Donnelly Optics Corporation, a subsidiary based in Tucson, Arizona, to sell and manufacture high-quality, injection molded, diffractive and hybrid optical lenses and systems. Also, effective June 29, 1997, the Company formed Information Products, Inc., which the Company believes is the world's largest producer of specialty coated and shaped glass for the computer touch screen industry, a subsidiary based in Holland, Michigan that had previously operated as the Company's Information Products Division. In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation in Boulder, Colorado, in an initial public offering completed in November, 1997.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's primary raw materials are glass, paints, resins and adhesives. Glass is supplied by third party glass manufacturers and by glass manufacturers affiliated with automakers. Paints, resins and adhesives are other important raw materials. Paints used by the Company are supplied primarily by four suppliers. Most of the resins the Company uses are supplied by four primary suppliers. The Company believes that alternative suppliers are available for paints and resins. Generally, the Company has multiple sources of supply for the important materials and components used in its products. Certain adhesives for the Company's flush window systems are supplied solely by Essex Chemical and the Company believes that an alternative source of supply is not readily available. Because of the commodity nature of common materials such as glass and plastics, the Company is somewhat vulnerable to price fluctuations in many of its material purchases.

PATENTS, LICENSES, ETC.

While the Company owns approximately 239 patents and considers them important, the Company as a whole is not dependent to any material extent upon any single patent or group of patents. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are more important than its patents.

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

WORKING CAPITAL

In September 1997, the Company entered into an unsecured $160 million multi-currency global revolving credit agreement which replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsche Mark revolving Eurocredit loan agreement. Borrowings under this new agreement bear interest, at the election of the Company, at a floating rate under one of three alternative elections. This new revolving credit agreement terminates in September 2004, with an opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

In November 1996, the Company entered into a three-year agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. At June 27, 1998 and June 28, 1997, a $40.3 million and $40.0 million interest, respectively, had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount fees were $2.1 million in 1998 and $1.1 million in 1997, and are included in selling, general and administrative expense.

The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

Other than the items summarized above, the Company does not believe that it, or industries which it serves in general, have any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

IMPORTANCE OF LIMITED NUMBER OF CUSTOMERS

In 1998, approximately 73% of the Company's net sales were to the following major automobile manufacturers:

         Ford Motor Company                           27%
         Chrysler Corporation                         20%
         Honda of America Mfg., Inc.                   8%
         BMW                                           7%
         VW                                            6%
         General Motors Corporation                    5%
                                                     ----
                  Total                               73%
                                                     ====

The loss of any one of these customers would have a material adverse effect on the Company.

BACKLOG OF ORDERS

As of June 27, 1998, and June 28, 1997, the Company's backlog of orders was approximately $149 million and $150 million, respectively. The Company believes that all of its existing backlog will be delivered during the current fiscal year. The Company generally sells to automakers on the basis of long-term purchase contracts or one-year purchase orders, which generally provide for releases for approximately 30 to 90 days of production. Unshipped products under these releases and short-term purchase orders constitute the Company's backlog.

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

Interior Rearview Mirrors. While the Company has a predominant share of the U.S. interior rearview prismatic mirror market, the Company is aware of many competitors in this market. The Company knows of one principal competitor in the U.S. electrochromic market and one in the U.S. lighted mirror market. The Company has several worldwide competitors for interior mirror glass sales in Japan and Europe, although the Company believes each interior mirror glass competitor has a smaller market share than the Company. In Europe, the Company competes with several other manufacturers of complete interior rearview mirror assemblies.

The Company's principal competitor for automatic electrochromic rearview mirrors is Gentex Corporation, which currently has a dominant share of the market for electrochromic mirrors. The Company and Gentex Corporation had been involved in patent litigation with respect to certain aspects of electrochromic technology. The litigation previously had an adverse impact on the Company's ability to market interior electrochromic mirrors in the United States and Europe. During the fourth quarter of 1996, the Company reached a patent and licensing settlement with Gentex Corporation, and management believes that this settlement facilitates its efforts to market electrochromic mirrors.

Exterior Rearview Mirrors. The Company has many competitors in the worldwide exterior rearview mirror market. With the Company's recent acquisition of a controlling interest in Donnelly Hohe, the Company is a leading producer of automotive exterior rearview mirrors. The Company has one competitor in the U.S. market for automatic exterior electrochromic mirrors.

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

Other Products. There are many competitors in the market for the interior lighting and trim products produced by Lear Donnelly, which include Magna International and Johnson Controls, Inc. With respect to its information products business, the Company believes it is the world's leading producer of coated bent glass for the CRT-based electronic display and interactive systems market. The Company has numerous competitors in the optical digital imaging markets. Competition in all of these product areas is based on price, service and quality.

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

In 1998, 1997 and 1996, research and development expenditures were $36.4 million, $32.5 million and $27.7 million, respectively, or 4.8%, 4.8% and 6.3% of the Company's net sales for those years. The Company expects to spend approximately 4.5% to 5.0% of its net sales each year on research and development. Approximately 80% of the Company's research and development expenditures are product specific and conducted by the Company's product engineers. The Company has a corporate applied research group, including several Ph.D's, located at research facilities in Holland, Michigan, and at a separate applied research center in Tucson, Arizona. The Company owns numerous U.S. and foreign patents and has licenses for other patents and technology. The Company also licenses certain of its own patents and technology to others. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are other important competitive advantages.

HUMAN RESOURCES

The Company believes its human resources are one of its fundamental strengths. The Company has operated for over 45 years under a team-based, participative management system. The Company believes that this approach has increased productivity by emphasizing employee opportunity and participation aimed at continuous improvement. The Company believes this emphasis has resulted in enhanced long-term productivity, cost control and product quality and has helped the Company attract and retain capable employees. The Company was rated one of the 100 best companies to work for in America in the most recent edition (1998) of the Fortune Magazine list of the "100 Best Companies to Work for in America."

The Company currently has approximately 5,500 employees worldwide and approximately 3,100 work in the Company's North American operations in the U.S. and Mexico. The Company's non-North American employees are primarily located in Germany, Ireland, France and Spain. The Company considers its relationship with its employees to be good.

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

ITEM 1 (d)        INFORMATION ABOUT FOREIGN OPERATIONS

During 1998, approximately 34% of combined consolidated net sales were derived from the operations of the Company's consolidated European subsidiaries. Approximately 11% of combined consolidated net sales were derived from export shipments from the Company's United States operations to customers in foreign countries. The Company has licensed major automotive glass companies in Europe and Japan to manufacture modular windows for sale in foreign markets using the Company's technology.

In the second quarter of 1997, the Company began consolidating the financial statements of Donnelly Hohe, a subsidiary based in Collenberg, Germany. The Company's financial statements for the years ended June 27, 1998, and June 28, 1997, are consolidated using Donnelly Hohe's financial statements as of and for the twelve month period ended May 31, 1998, and the nine month period ended May 31, 1997, respectively. See Notes l and 3 to the combined consolidated financial statements in Item 8 for a more thorough discussion.

North American revenues are revenues produced by assets located in the United States and Mexico. Export revenues are foreign revenues produced by identifiable assets located in the United States. European revenues are generated by identifiable assets at the Company's subsidiaries located in Germany, Ireland, Spain and France. The Company operates two subsidiaries in Germany, Donnelly Hohe GmbH & Co. KG and Donnelly Hohe Schleiz GmbH & Co. KG; two subsidiaries in Ireland, Donnelly Mirrors Limited and Donnelly Visions Systems Europe Limited; one in Spain, Donnelly Hohe Espana S.A.; one in France, Donnelly EuroGlas Systems SARL; and one in Mexico, Donnelly de Mexico, S.A. de C.V. A summary of the Company's operations by geographic area follows:

In thousands               Year ended      1998           1997           1996
------------------------------------------------------------------------------
Revenues:
North American:
     United States..................     $420,544      $390,852       $338,355
       Export:
         Americas...................       76,433        54,302         49,655
         Asia.......................        3,313         2,825            532
         Europe.....................        2,002         1,829          1,917
         Other......................          350            76           ----
                                         -------------------------------------
                                          502,642       449,884        390,873
European............................      260,669       221,413         49,112
                                         -------------------------------------
                                         $763,311      $671,297       $439,571
                                         =====================================

In thousands               Year ended      1998           1997          1996
------------------------------------------------------------------------------

Operating Income (Loss):

North American......................     $ 19,654      $ 25,528       $ 17,208
European............................          720        (7,847)        (3,717)
                                         -------------------------------------
                                         $ 20,374      $ 17,681       $ 13,491
                                         =====================================

Identifiable Assets:

North American......................     $228,511      $200,100       $232,370
European............................      149,374       158,193         39,122
                                         -------------------------------------
                                         $377,885      $358,293       $271,492
                                         =====================================

Fluctuating exchange rates and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of the Company's foreign operations.

ITEM 2.           PROPERTIES

The Company, solely or through several joint ventures, owns or leases facilities which are located throughout North America, Europe, Asia and South America. The location, square footage and use of the most significant facilities at August 31, 1998, were as follows:

LOCATION

Location of Facility                                 Square Footage                              Use
--------------------                                 --------------                              ---
Holland, Michigan (9)*                                   846,000           Manufacturing, Warehouse and Office
Holland, Michigan **                                      68,000           Manuafacturing and Office
Grand Haven, Michigan (2)*                               145,000           Manufacturing, Warehouse and Office
Newaygo, Michigan*                                       177,000           Manufacturing, Warehouse and Office
Detroit, Michigan*                                         4,000           Sales and Marketing Office
Marlette, Michigan**                                     200,000           Manufacturing and Office
Mt. Sterling, Kentucky                                    45,000           Manufacturing, Warehouse and Office
Tucson, Arizona (2)*                                      49,000           Manufacturing, Warehouse and Office
Naas, Ireland                                             88,000           Manufacturing, Warehouse and Office
Manorhamilton, Ireland                                    25,000           Manufacturing, Warehouse and Office
Dublin, Ireland**                                         30,000           Manufacturing, Warehouse and Office
Langres, France*                                          35,000           Manufacturing, Warehouse and Office
Collenberg, Germany (2)*                                 228,000           Manufacturing, Warehouse and Office
Dorfprozelten, Germany (2)*                              319,000           Manufacturing, Warehouse and Office
Schleiz, Germany (2)*                                     95,000           Manufacturing, Warehouse and Office
Monterrey, Mexico                                         40,000           Manufacturing, Warehouse and Office
Barcelona, Spain                                          60,000           Manufacturing, Warehouse and Office
Palmela, Portugal                                         17,000           Warehouse and Office
Prestice, Czech Republic **                               90,000           Manufacturing and Office
Shunde City, China (2)**                                 100,000           Manufacturing, Warehouse and Office
Shanghai, China **                                        11,000           Manufacturing and Office
Penang, Malaysia **                                       20,000           Manufacturing and Office
Sao Bernardo do Compo, Brazil **                          25,000           Manufacturing and Office
Goteborg, Sweden *                                         4,000           Sales, Marketing and Design Office
Tokyo, Japan *                                             2,000           Sales and Marketing Office

      *Leased facilities. Three of the nine Holland, Michigan facilities are leased. One of the two Grand Haven, Michigan facilities is leased. One of the two Tucson, Arizona facilities is leased. Approximately 142,000 square feet of the Dorfprozelten, Germany facility is leased. One of the two Schleiz, as well as, one of the two Collenberg, Germany facilities are leased.

    **Owned or leased by a joint venture.

The Company believes its facilities are modern, well-maintained and adequately insured and are primarily utilized. Because of its rapid growth in sales, the Company is continually evaluating the need for additional office, manufacturing and warehouse space.

As of June 27, 1998, the Company had capital expenditures purchase commitments outstanding of approximately $13.2 million.

ITEM 3.  LEGAL PROCEEDINGS

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. ("Midwest") filed a lawsuit against the Company in Cook County, Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products business. The litigation was removed to the Federal District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products business had been reached, and filed its lawsuit in an attempt to compel the Company to proceed with the sale or to pay Midwest damages. On February 5, 1998, the court granted the Company's motion for summary judgment on the remaining two counts. Midwest has appealed the court's decision to the U.S.

Seventh Circuit Court of Appeals. Management believes that the claim by Midwest will be resolved without a material effect on the Company's financial condition or results of operations and liquidity.

On February 3, 1998, the Company reached a final settlement with Happich Fahrzeug-InnausstaHung GmbH concerning a joint venture that had been the subject of arbitration. As a result of the settlement, the Company was awarded 100% ownership of the former joint venture, which was subsequently transferred into the Lear Donnelly joint venture, received payment for damages and costs incurred and entered into other agreements with respect to certain technology and the supply of parts.

On February 10, 1998, the Company filed a patent infringement action, Donnelly Corporation v. Britax Rainsfords, Inc., which is pending in the United States District Court for the Western District of Michigan. The lawsuit alleges that the production and sale by Britax of rear view mirrors incorporating a security light infringes on a Company patent. The Company seeks an injunction against Britax as well as unspecified damages. Britax has denied infringement and asserts that the Company's patent is invalid and unenforceable. In a related action, on May 18, 1998, Britax sued the Company in the High Court of England seeking to invalidate two of the Company's English patents which correspond to the United States patents subject to the litigation described above. On July 3, 1998, the Company brought an action in the High Court of England alleging patent infringement by Britax and seeking injunctive relief and damages. Management believes that the Britax litigation will be resolved without a material adverse effect on the Company's financial condition or results of operations and liquidity.

The Company and a Chinese company, Shunde-Ronqui Zhen Hua Automotive Parts Plant, formed a joint venture company in 1996 to manufacture automotive, truck and motorcycle rearview mirrors in the People's Republic of China. Disputes have arisen between the Company and its joint venture partner and the Company is in the process of commencing arbitration proceedings to terminate the joint venture and to recover damages. The Company believes that the outcome will not have a material effect on the Company's financial condition or results of operation and liquidity.

On May 12, 1998, Metagel Industria E Cornercio Ltda filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan. The complaint requests a declaratory judgment of noninfringement and invalidity of certain Company patents related to lights integrated into automotive mirrors. The Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operation and liquidity.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 27, 1998.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

Senior Corporate and Executive Officers of Registrant. The Senior Corporate and Executive Officers of the Company are as follows:

                                                              Positions and                      Year First Elected
Name                                       Age                Offices Held                       Executive Officer
J. Dwane Baumgardner, Ph.D.                 58                Chairman, Director,                         1978
                                                              CEO, President
John F. Donnelly, Jr.                       46                COO of Europe                               1986
Donn J. Viola                               53                COO of North America                        1996
Maryam Komejan                              47                Senior Vice President,                      1993
                                                              Corporate Secretary
Niall R. Lynam, Ph.D.                       44                Senior Vice President                       1992
Scott E. Reed                               41                Senior Vice President, CFO                  1998
Russell B. Scaffede                         49                Senior Vice President, Global               1998
                                                              Manufacturing
Ronald L. Winowiecki                        31                Chief Accounting Officer, Corporate         1998
                                                              Controller

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

Dwane Baumgardner has been Chief Executive Officer and a director since 1982, Chairman of the Board since 1986 and President since 1994. John F. Donnelly, Jr. was elected Chief Operating Officer of the Company's European operations in September 1998. Prior to that time he was Senior Vice President from 1993 through 1998. Donn Viola joined the Company as Chief Operating Officer of the Company's North America operations in August 1996. Prior to joining the Company, he was Senior Executive Vice President, Chief Operating Officer and member of the Board of Directors for Mack Trucks Incorporated from 1994 to 1996 and was Executive Vice President of Manufacturing, Purchasing and Quality from 1990 to 1994. Maryam Komejan has been Senior Vice President since 1995, Vice President since 1993 and Corporate Secretary since 1989. Niall Lynam was elected Senior
Vice President and Chief Technical Officer in 1996. Prior to that time he was Vice President from 1992 through 1996. Scott Reed joined the Company as Chief Financial Officer in September of 1998. Prior to joining the Company, he served as Director of International Finance for Chrysler Corporation from 1995 to 1998 and was Manager of Finance, Production Platform from 1993 to 1995. Russ Scaffede has been Senior Vice President since April 1998 and Vice President since October 1995. Prior to joining the Company, he was employed from 1993 to 1995, by RWD Technologies, Inc., a consulting firm engaged in the development and implementation of lean manufacturing systems. Ron Winowiecki was elected Corporate Controller in August 1998. Prior to that time he was Controller of North American Operations since December 1996 and Assistant Controller since 1993.

Officers are elected annually.

                                    PART II.

ITEM 5.         MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
                MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "DON". Prior to March 10, 1997, the Company's stock was listed on the American Stock Exchange under the symbol "DON". Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

     Fiscal                      1998                 Dividends
     Quarter              High             Low         Declared
     ----------------------------------------------------------
     First             $23.75           $16.75          $  .10
     Second             22.44            17.50             .10
     Third              19.31            16.25             .10
     Fourth             22.38            18.00             .10
     ---------------------------------------------------------


     Fiscal                      1997                 Dividends
     Quarter              High             Low         Declared
     ----------------------------------------------------------
     First             $14.70           $11.80          $  .08
     Second             17.90            14.10             .08
     Third              20.00            16.00             .10
     Fourth             17.38            14.38             .10
     ---------------------------------------------------------

As of August 31, 1998, the Company had approximately 1,000 holders of record of shares of Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

In thousands, except
per share data                          1998           1997            1996             1995            1994
------------------------------------------------------------------------------------------------------------
Net sales                           $763,311       $671,297       $439,571          $383,340       $337,262

Gross profit                        $130,632       $126,668       $ 81,741          $ 82,568       $ 73,632
Nonrecurring charges
  (gain)                            $  3,468       $  9,965       $  2,399          $ (2,265)      $  1,184
Operating income                    $ 20,374       $ 17,681       $ 13,491          $ 17,033       $ 13,121
Income before taxes on
 income                             $ 19,179       $ 12,005       $ 12,349          $ 16,823       $ 11,008
Income from continuing
 operations                         $ 13,009       $ 10,020       $  8,454          $ 11,009       $  7,258

                                                                              19

In thousands, except
per share data                          1998           1997             1996            1995            1994
------------------------------------------------------------------------------------------------------------
Income from continuing
  operations per common
  share - Basic                     $      1.30    $      1.01    $       0.86      $      1.14    $     0.75
Income from continuing
  operations per common
   share - Diluted                  $      1.29    $      1.00    $       0.85      $      1.12    $      .73
Dividends declared per
  common share                      $      0.40    $      0.36    $       0.32      $      0.26    $      0.26
Total assets                        $   377,885       $358,293    $    271,492         $223,788    $   183,801
Debt including current
  maturities                        $   123,761       $122,901       $ 101,916      $    66,802    $    53,485
Preferred stock                     $       531      $     531    $        531      $       531    $       531
Shareholders' equity
  (total)                           $   103,282      $  93,827      $   88,852      $    82,900    $    70,826

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Incorporated  by  reference  from  the  1998  Annual  Report,   see  "Management
Discussion and Analysis of Results of Operations and Financial Condition" at pages 25-31, which is filed as Exhibit 13 to this Form 10-K report.

ITEM 7(a)         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates and foreign currency exchange primarily in its cash, debt and foreign currency transactions. The Company holds derivative instruments, including interest rate swaps and forward foreign currency contracts. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. Analytical techniques are used to manage and monitor foreign exchange and interest rate risk and include market valuation. The Company believes it is, to a lesser degree, subject to commodity risk for price changes that relate to certain manufacturing operations that utilize raw commodities. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices. This exposure is not considered material to the Company.

A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Combined Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 9 - Financial Instruments and Note 7 - Debt and Other Financing Arrangements. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

International operations, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute a significant portion of the revenues and identifiable assets of the Company and totaled $261 million and $149 million, respectively, as of and for the year ended June 27, 1998, most of which were denominated in Deutsche marks. The Company has significant loans to foreign affiliates which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency translation adjustment of the Company's net investment in these affiliates and the foreign currency transaction adjustments on long-term advances to affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. Since the Company manufactures its products in a number of locations around the world, it has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance partially its foreign currency transaction risk. Selective foreign currency commitments and transaction exposures are partially hedged. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, it borrows in local currencies to reduce such exposure. The Company is also exposed to fluctuations in other currencies including: British pounds, French francs, Irish punts, Japanese yen, Mexican pesos and Spanish pesetas. The fair value of the foreign currency contracts outstanding has been immaterial each of the last two years.

The Company's cash position includes amounts denominated in foreign currencies. The Company manages its worldwide cash requirements considering available funds among its subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of the Company's affiliates could have adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations. The Company has and will continue to transfer cash from those affiliates to the parent and to other international affiliates when it is cost effective to do so.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize interest costs. Approximately half of the Company's long-term debt is fixed and an additional $30 million is effectively fixed through interest rate swaps as outlined below.

Interest Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

                                                                                                               Fair value
Year ending    In Thousands         1999       2000       2001       2002       2003    Thereafter      Total     6/27/98
-------------------------------------------------------------------------------------------------------------------------
Liabilities:
Long-term debt
   Fixed Rate                    $     0       $  7,000   $ 11,667  $ 10,604   $ 11,517     $ 15,937   $ 56,725  $ 58,540
   Avg. Interest Rate      6.93%

   Variable Rate                 $ 2,067       $  1,894   $  1,866  $    250   $ 18,372     $ 42,532   $ 66,981  $ 66,981
   Avg. Interest Rate      4.44%

Interest Rate Derivative Financial Instruments Related to Debt:

Interest Rate Swaps
  Pay Variable/Receive Fixed    $        0     $       0  $      0  $  5,000   $ 25,000     $      0   $ 30,000  $ (1,140)
   Avg. Pay Rate           7.17%
   Avg. Receive Rate       6.14%

Exchange Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

                                                                                                                Fair value
Year ending    In Thousands         1999       2000       2001       2002       2003    Thereafter      Total     6/27/98
-------------------------------------------------------------------------------------------------------------------------
Liabilities:
Long-term debt
   Fixed Rate - US Dollar          $    0     $ 7,000    $ 11,667   $ 10,604    $ 11,517   $ 15,937    $ 56,725   $ 58,540

   Variable Rate - US Dollar       $  133     $   119    $    117   $     54    $  3,869   $ 15,911    $ 20,203   $ 20,203
   Variable Rate -
        Deutsche mark              $1,934     $ 1,775    $  1,749   $    196    $ 12,658   $ 23,547    $ 41,859   $ 41,859
   Variable Rate-Other             $    0     $     0    $      0   $      0    $  1,845   $  3,074    $  4,919   $  4,919

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following combined consolidated financial statements which appear in the 1998 Annual Report are incorporated by reference:

         Combined Consolidated Statements of Income - Page 32.

         Combined Consolidated Balance Sheets - Page 33.

         Combined Consolidated Statements of Cash Flows - Page 34.

         Combined Consolidated Statements of Shareholders' Equity - Page 35.

         Notes to the Combined Consolidated Financial Statements - Pages 36-46.

         Management's Responsibility for Financial Reporting - Page 47.

         Report of Independent Certified Public Accountants - Page 48.

Quarterly financial data relating to the results of operations for the years ended June 27, 1998, and June 28, 1997, appears in the 1998 Annual Report in
Note 17 of the Notes to the Combined Consolidated Financial Statements at Page 46 and is incorporated herein by reference. The foregoing is filed as Exhibit 13 to this Form 10-K report.

ITEM 9 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant. Information relating to the directors and director nominees of the Registrant contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 16, 1998, and filed pursuant to Regulation 14A, is incorporated by reference.

Executive Officers of the Registrant. Information relating to the executive officers of the Company is included in Item 4 of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 16, 1998 and the information within those sections is incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Voting Securities and Principal Holders Thereof", "Nominees for Election as Directors" and "Securities Ownership of Management" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 16, 1998, and the information within those sections are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 16, 1998, and the information within that section is incorporated by reference.

                                    PART IV.

ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  DOCUMENTS FILED AS PART OF THIS REPORT

1. Financial Statements. The Registrant's combined consolidated financial statements, for the year ended June 27, 1998, together with the Report of Independent Certified Public Accountants appear in the 1998 Annual Report on pages 32-48 and are incorporated by reference and are filed as Exhibit 13 to this Form 10-K report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

2. Financial Statement Schedules. The following are included in Part IV of this report for each of the years ended June 27, 1998, June 28, 1997 and June 29, 1996, as applicable:

                                                                     Page
Report of Independent Certified Public Accountants
      on Financial Statement Schedule                                 24
Schedule II, Valuation and Qualifying Accounts                        25

All other schedules are not submitted because they are not applicable or because the required information is included in the combined consolidated financial statements or notes thereto.

3. Exhibits. Reference is made to the Exhibit Index which is found on the last two pages of the body of this Form 10-K Annual Report preceding the exhibits.

(b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the year ended June 27, 1998.

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

DONNELLY CORPORATION



/s/J. Dwane Baumgardner
Chairman, Chief Executive
Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated. The persons named below each hereby appoint J. Dwane Baumgardner and Scott E. Reed, and each of them severally, as his or her attorney in fact, to sign in his or her name and on his or her behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.



/s/J. Dwane Baumgardner                         /s/Scott E. Reed
Chairman, Director,                             Senior Vice President,
Chief Executive Officer                         Chief Financial Officer
and President

                                                /s/Ronald L. Winowiecki
                                                Chief Accounting Officer,
                                                Corporate Controller

/s/John A. Borden                               /s/Arnold F. Brookstone
Director                                        Director

/s/B. Patrick Donnelly III                      /s/Joan E. Donnelly
Director                                        Director

/s/R. Eugene Goodson                            /s/Thomas E. Leonard
Director                                        Director

/s/Gerald T. McNeive, Jr.                       /s/Rudolph B. Pruden
Director                                        Director

/s/Donald R. Uhlmann
Director



DATE: September 11, 1998
Donnelly Corporation
Annual Report - Form 10-K

Report of  Independent  Certified  Public  Accountants  on  Financial  Statement
Schedule

Donnelly Corporation
Holland, Michigan


The audits referred to in our report dated August 6, 1998, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which are incorporated by reference in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO SEIDMAN, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
August 6, 1998

                              DONNELLY CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

COLUMN A                                  COLUMN B                  COLUMN C                     COLUMN D                 COLUMN E

                                          BALANCE AT                                                                     BALANCE AT
                                          BEGINNING                                                                         END
DESCRIPTION                               OF PERIOD                 ADDITIONS                     DEDUCTIONS              PERIOD
RESERVE FOR UNCOLLECTIBLE
   ACCOUNTS AND SALES
   RETURNS AND ALLOWANCES:

         YEAR ENDED JUNE 29, 1996          $575                       -- (1)                      -- (1)                    $571

         YEAR ENDED JUNE 28, 1997          $571                     $473 (2)                      -- (1)                  $1,064

         YEAR ENDED JUNE 27, 1998        $1,064                       -- (1)                      -- (1)                  $1,095


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

4. A specimen stock certificate of the Class A Common Stock was filed as part of Form 10-K for the fiscal year ended June 28, 1997, as Exhibit 4 and is hereby incorporated herein by reference.

10.1 Multi Currency Revolving Credit Loan Agreement was filed as part of Form 10-QA for the quarter ended September 27, 1997, as Exhibit 10.1 and is hereby incorporated herein by reference.

10.2 Nationwide Life Insurance Company Debt Agreement was filed as part of Form 10-K for the fiscal year ended July 1, 1995, as Exhibit 10.1 and is hereby incorporated herein by reference.

10.3 An English language summary of an Acquisition Agreement and related documents written in German between the Registrant, Donnelly GmbH, Donnelly Hohe GmbH & Co. KG ("Hohe") and other related parties, dated May 25, 1995, was filed as Exhibit 2 to a Form 8-K dated June 9, 1995, and is hereby incorporated herein by reference. An English language translation of an Amendment to the Acquisition Agreement was filed as
         Exhibit 10.1 to Form 10-Q for the quarter ended March 28, 1998, and is hereby incorporated herein by reference.

10.4 Nationwide Life Insurance Company Debt Agreement was filed as part of Form 10-K for the fiscal year ended July 2, 1994, as Exhibit 10.1 and is hereby incorporated herein by reference.

10.5 The Principal Mutual Debt Agreement was filed as part of Form 10-K for the fiscal year ended July 3, 1993, as Exhibit 10.2 and is hereby incorporated herein by reference.

10.6 The form of Indemnity Agreement between Registrant and each of its directors was filed as a part of a Registration Statement on Form S-1 (Registration No. 33-17167) as Exhibit 10.8, and the same is hereby incorporated herein by reference.

10.7 The Donnelly Corporation Stock Option Plan was filed as part of a Registration Statement on Form S-1 (Registration No. 33-17167) as
         Exhibit 10.9, and the same is hereby incorporated herein by reference.

10.8 The Donnelly Corporation 1987 Employees' Stock Purchase Plan, including amendments was originally filed as part of a Registration Statement on Form S-8 (Registration No. 33-34746) as Exhibit 28.1, and has been subsequently amended and filed as part of Form 10-Q for the quarter ended September 27, 1997, as Exhibit 10.2 and both such exhibits are hereby incorporated herein by reference.

10.9 The Donnelly Corporation Non Employee Director's Stock Option Plan was filed as part of a Registration Statement on Form S-8 (Registration No. 33-55499) as Exhibit 99, and the same is hereby incorporated herein by reference.

10.10 The Donnelly Corporation Executive Compensation Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit
         10.11 and is hereby incorporated by reference.

10.11 The Donnelly Corporation Unfunded Deferred Director Fee Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as
         Exhibit 10.12 and is hereby incorporated by reference.

10.12 The Donnelly Corporation Pension Plan for Outside Directors was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as
         Exhibit 10.13 and is hereby incorporated by reference.

10.13 The Donnelly Corporation Supplemental Retirement Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit
         10.14 and is hereby incorporated by reference.

10.14 The Donnelly Corporation Deferred Compensation Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit
         10.15 and is hereby incorporated by reference.

10.15 Letter from Donnelly Corporation to Mr. Donn Viola dated July 12, 1996, as modified on July 22, 1996 was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.17 and is hereby incorporated by reference.

10.16 Letter from Donnelly Corporation to Mr. Russell Scaffede dated September 15, 1995 was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.18 and is hereby incorporated by reference.

10.17 An English language summary of the Security Pooling Agreement written in German between the Registrant and Donnelly Hohe GmbH & Co. KG dated September 15, 1995 was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.19 and is hereby incorporated by reference.

10.18 Receivables Purchase Agreement among Donnelly Receivables Corporation, Falcon Asset Securitization Corporation and the First National Bank of Chicago dated as of November 14, 1996 was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.20 and is hereby incorporated by reference.

10.19 Lear Donnelly Overhead Systems, L.L.C. Operating Agreement dated November 1, 1997 was filed as part of the Form 10-QA for the quarter ended December 27, 1997, as Exhibit 10.1 and is hereby incorporated by reference.

10.20 The Donnelly Corporation 1997 Employee Stock Option Plan was filed as part of a Registration Statement on Form S-8 on November 25, 1997, (Registration No. 333-40987) as Exhibit 4, and the same is hereby incorporated herein by reference.

10.21 Amended and Restated Operating Agreement for Donnelly Electronics, L.L.C., dated January 1, 1998.

10.22 An Agreement by and between Donnelly Electronics, L.L.C. and Donnelly Corporation, dated January 1, 1998.

10.23    Letter  from  Donnelly  Corporation  to Mr. Scott Reed dated August 17,
         1998.

13 Certain portions of the Donnelly Corporation 1998 Annual Report to Shareholders. This information was delivered to the Company's Shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21       Schedule of Affiliates.

23       Consent of BDO Seidman, LLP, independent public accountants.

27       Financial Data Schedule.

EXHIBIT 13



                      DONNELLY CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers, (iv) market development of specific products of the Company, including digital optics and electrochromic mirrors, (v) the completion of the European restructuring and (vi) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

OVERVIEW

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of and for a period ended on a particular date include Donnelly Hohe's financial statements as of and for a period ended approximately one month before that date. The Company's combined consolidated financial statements as of and for the years ended June 27, 1998, and June 28, 1997, consolidate Donnelly Hohe's financial statements as of and for the twelve month period ended May 31, 1998, and for the nine month period ended May 31, 1997, respectively. Fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, each included 52 weeks. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

On November 3, 1997, the Company formed Lear Donnelly Overhead Systems, LLC ("Lear Donnelly"), a 50% owned joint venture with Lear Corporation ("Lear"). Lear Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ("products"). The Company and Lear each contributed certain technologies, assets and liabilities for the creation of the joint venture. The Company transferred net assets of $7.9 million associated with its interior trim and lighting businesses, including $10 million of debt, to the joint venture for its 50% interest.

Lear Donnelly manufactures products for sale to both the Company and Lear, who are each responsible for their customer sales efforts to the original equipment manufacturers. Because existing and certain future contracted sales have been retained by the Company, the existence of the joint venture does not significantly impact the comparability of net sales or net income of the Company from period to period. Net income recognized by the Company will be based on one-half the profitability of Lear Donnelly. Due to the supply agreement between Lear Donnelly and the parent companies, the sales are reported by the parents. However, the related net earnings of the joint venture are being accounted for under the equity method. Accordingly, the Company's gross profit and operating margins are unfavorably impacted.

Effective April 1, 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"), a German limited partnership. Donnelly Hohe, based in Collenberg, Germany, supplies many of the leading European automakers with interior and exterior rear view mirrors, through manufacturing facilities in Germany and Spain. Donnelly Hohe consists of a general partnership and a limited partnership. The general partnership controls Donnelly Hohe's assets and manages its operations while the limited partnership is the recipient of all income or losses generated by Donnelly Hohe's operations.

The Company's original investment consisted of a 48% interest in the general partner and a 66 2/3% interest in the limited partner. In the second quarter of 1997, the Company acquired an additional controlling interest in the general partner. As a result, Donnelly Hohe's financial statements were consolidated with those of the Company, beginning with the second quarter of 1997. From the initial date of acquisition, April 1, 1995, through the first quarter of 1997, the Company's investment in

Donnelly  Hohe was  accounted  for using the equity  method of  accounting.  The
Company's limited partnership interest has remained unchanged, therefore, the consolidation of Donnelly Hohe has no impact on net income for each period reported.

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

RESULTS OF OPERATIONS

Comparison of 1998 to 1997

Net sales were $763.3 million in 1998 compared to $671.3 million in 1997, an increase of approximately 14%, which is primarily attributed to the consolidation of Donnelly Hohe for the entire twelve month period and stronger sales in the Company's North American operations. Pro forma net sales for 1997 were approximately $720 million including Donnelly Hohe's net sales for the first quarter. Net sales were $209.7 million in the fourth quarter of 1998 compared to $188.2 million in the fourth quarter of 1997, an increase of approximately 11%, due to stronger North American sales. The Company continues to experience significant price pressures from its customers. While these price pressures continue to impact the Company's gross profit and operating margins, they did not have a material impact on the Company's net sales for 1998 or 1997.

Net sales for the Company's North American operations increased by approximately 12% in 1998 compared to 1997 and 17% for the comparable fourth quarter periods. The increase was primarily due to programs launched in 1997 running at full production volumes in 1998 and new product introductions in the modular window, door handle and interior trim product lines. The increase in North American net sales occurred despite the fact that automotive industry production increased less than 3%. Net sales for the Company's European operations, as reported in the local currencies for these operations, increased moderately for the year ended 1998 compared to 1997, including Donnelly Hohe for the entire twelve month period for both years. However, due to the increased strength of the dollar relative to the Deutsche mark, Irish punt and French franc for the year ended 1998 as compared to 1997, the reported consolidated net sales in dollars for the Company's European operations were down slightly compared to 1997, including Donnelly Hohe for the entire twelve month period for both years.

Gross profit margin for 1998 was 17.1% compared to 18.9% in 1997 and 17.3% in the fourth quarter of 1998 compared to 18.8% in the same period of 1997. The Company's North American gross profit margins for 1998 were lower compared to 1997 primarily due to the profits of the Lear Donnelly joint venture being accounted for under the equity method and relatively greater revenue growth of products with lower profit margins. The Company's North American operations have experienced a more rapid rate of revenue growth in modular window net sales, relative to the net sales growth of other products, such as mirrors, that have higher profit margins. The Company may experience a change in gross profit margin from period to period based on the sales growth or change in mix of higher or lower margin products. A favorable arbitration award associated with Donnelly Happich Technology, Inc. improved gross profit margins, as a percent of sales, slightly for 1998 (see Note 14). Gross profit for the Company's European operations was slightly higher due to operational improvements in Ireland and continued strong operational performance for the year in Spain and France.

Selling, general and administrative expenses decreased to 9.2% of net sales in 1998 from 9.9% of net sales in 1997, primarily due to the formation of the Lear Donnelly joint venture. These costs are lower as a percent to sales due to certain general and administrative functions to support the interior trim and lighting business transferring to the joint venture, which is accounted for under the equity method. In the fourth quarter of 1998, these expenses were 9.7% of sales compared to 10.2% in the same period of 1997.

Research and development expenses were $36.4 million in 1998 compared to $32.5 million in 1997. These expenses were flat as a percent of sales in 1998 compared to 1997.

In the fourth quarter of 1998, Donnelly Optics Corporation ("Donnelly Optics"), a wholly owned subsidiary in Tucson, Arizona, recognized a $3.5 million pretax charge against operating income, or $0.23 per share after tax, due to the cancellation of orders, related to changing market dynamics in the digital imaging sector of the computer industry. The charge primarily consists of a write-off of tooling and other current assets and severance of approximately 25 manufacturing and administrative personnel. The severance cash payments will be completed by the end of 1999. The Company is currently evaluating options for responding to the changing market conditions.

In the fourth quarter of 1997, the Company recognized a $10 million restructuring charge in the Company's European operations to realign manufacturing capacity, improve operating efficiencies and to reduce future operating costs, primarily by reducing the number of non-production employees. The restructuring also involves reorganizing product lines and production to realize efficiencies in the production process. The costs consist primarily of a severance program and voluntary separation incentives in addition to other expenses associated with the plan. The severance and separation incentive program includes approximately 230 personnel, primarily personnel in manufacturing and administrative support functions. Due to changes in management at the Company's European operations, implementation of the restructuring plan was delayed until the fourth quarter of 1998. Through June 27, 1998, the Company had terminated 127 employees under the plan and has made cumulative cash payments of $5.1 million, primarily severance and separation incentives. All remaining employee separation benefits and related cash flows are expected to be completed by the end of 1999.

The Company's operating income increased from $17.7 million in 1997 to $20.4 million in 1998. The Company's North American Automotive Operations and Information Products subsidiary contributed strong profitability in both 1998 and 1997. However, the Company's North American operating income was lower in 1998 as a percent of sales, primarily due to losses associated with the start-up of Donnelly Optics and an unfavorable product mix. In addition to these factors, the Company's North American operations experienced lower operating income as a percent of sales due to the $3.5 million pretax charge at Donnelly Optics. The formation of the Lear Donnelly joint venture did not have a significant impact on the Company's North American operating margins. Operating income for the Company's European operations increased for the year and fourth quarter of 1998 compared to 1997 primarily due to the impact of the restructuring charge in 1997 and improvements in the Company's Irish operations.

Interest  expense  was $8.3 and $9.5  million  in 1998 and  1997,  respectively.
Interest expense was lower primarily due to lower average debt during 1998 compared to 1997. In the second quarter of 1997, the Company entered into an agreement to sell an interest in a defined pool of trade accounts receivable. As of the Company's combined consolidated balance sheets, dated June 27, 1998 and June 28, 1997, a $40.3 million and $40.0 million interest in accounts receivable was sold under this agreement, respectively, with proceeds used to reduce revolving lines of credit. The discount expense associated with this transaction is included in selling, general and administrative expenses.

Royalty income was $0.1 million and $1.5 million in 1998 and 1997, respectively. Royalty income is lower due to the completion of various licensing agreements with companies in Asia.

Other income was $1.9 million and $0.8 million in 1998 and 1997, respectively. Other income was higher in 1998 primarily due to grant income and favorable translation gains recognized at some of the Company's European operations.

In the second quarter of 1997, the Company sold 2.5% of its holding in VISION Group plc ("VISION Group"), resulting in a $0.9 million pretax gain. In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation ("AFC") during an initial public offering. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a one-time pretax gain of approximately $4.6 million, or $0.22 per share after tax.

The Company's effective tax rate was 26.3% in 1998, compared to 23.2% in 1997. The lower tax rate in 1997 was due to operating losses in Germany at higher tax rates. The Company recognized lower taxes than expected in the fourth quarter of 1998 due to higher tax credits than expected and tax exempt income on higher export sales, combined with a reduced pretax result from the charge at Donnelly Optics. The Company has recorded $7.1 million of deferred tax assets on nonexpiring net operating loss carryforwards at June 27, 1998. The majority of the loss carryforwards resulted from the European restructuring charge recognized in 1997.

Minority interest in net loss of subsidiaries was $0.4 million in 1998 compared to $1.1 million in 1997. Equity in losses of affiliated companies was ($1.5) million in 1998 compared to $(0.3) million for the same period in 1997. Equity earnings of affiliated companies were significantly lower in 1998 due to losses incurred at VISION Group. The losses were incurred due to slower than anticipated consumer acceptance for VISION Group's integrated camera microchip products. The Lear Donnelly joint venture did not have a significant impact on the Company's equity earnings in 1998.

Net income was $13.0 million in 1998 compared to $10.0 million in 1997. Net income for 1998 included a $2.2 million net gain after taxes associated with the sale of AFC, offset by a $2.3 million after-tax charge at Donnelly Optics. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1997 to 1998.

The Company is committed to improving shareholder value through focused development of the core automotive businesses, primarily by increasing the Company's dollar content per vehicle through introduction of new technologies, increasing volume through penetration into new and emerging markets and improving the efficiency of operations.

The Company believes that future results of operations will be influenced by the completion of the European restructuring; the implementation of a response to the changing conditions in the computer digital imaging market; the costs to implement new software for manufacturing, distribution and administration applications; and general economic and industry conditions. In addition, early in the first quarter of 1999, the Company's production schedules were disrupted due to a strike at one of the Company's significant customers. The customer, which represents approximately 5% of the Company's net sales, resolved the strike in late July 1998. The loss in production for the first five weeks of the quarter will place additional pressure on the ability of the Company to achieve its net income goal for the quarter.


Comparison of 1997 to 1996

Net sales were $671.3 million in 1997 compared to $439.6 million in 1996. The consolidation of Donnelly Hohe contributed approximately $164.0 million of net sales in 1997. Excluding Donnelly Hohe, consolidated net sales for 1997 were $507.3 million, an increase of 15% over 1996.

Net sales for the Company's North American operations increased by approximately 15% in 1997 compared to 1996. The increase in North American net sales occurred despite the fact that automotive industry production increased less than 5%. The increase was primarily due to programs launched in 1996 running at full production volumes in 1997 and new product introductions in the modular window, door handle and interior trim product lines. Net sales also increased as a result of strong sales of vehicles containing Company products, such as the Chrysler Caravan/Voyager and the Ford Expedition.

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

The Company's European gross profit margins were stronger than the previous year primarily due to the consolidation of Donnelly Hohe and the Company's subsidiary in France operating at normal production volumes during the period. Donnelly Hohe's gross profit margins, particularly Donnelly Hohe's operation in Spain, are equal to or slightly higher than those of the Company's other foreign affiliates. Partially offsetting these improvements were lower gross profit margins at the Company's Irish operations due to a number of factors, including a paint supplier performance problem and price decreases resulting from currency fluctuations associated with the strong Irish punt. These have impacted gross profit in 1997 by approximately $4.0 million. The paint supplier performance problem is primarily due to process related scrap expenses and the supplier's difficulty in meeting customer schedules. This has resulted in excessive scrap, rework and freight costs to the Company. The Company has transferred these products to Donnelly Hohe.

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

The fourth quarter of 1997 included a $10 million restructuring charge in the Company's European operations to realign manufacturing capacity, improve operating efficiencies and to reduce future operating costs, primarily by reducing the number of nonproduction employees. In the fourth quarter of 1996, the Company recorded a restructuring charge of $2.4 million related to the write-down of certain assets and the closure of the Company's manufacturing facility in Mt. Pleasant, Tennessee, including accruals for severance and related employee support programs and write-off of certain assets removed from service. The majority of these liabilities were paid or settled during the first six months of 1997.

The Company's operating income increased from $13.5 million in 1996 to $17.7 million in 1997, despite the restructuring charge of $10 million in the fourth quarter of 1997. Excluding the restructuring charges and patent gain, the Company's operating margins increased from 3.1% of net sales in 1996 to 4.1% of net sales in 1997.

The Company's North American operating income increased from 4.4% of net sales in 1996 to 5.7% of net sales in 1997. Operating margins were higher during 1997 due to higher volumes, significantly lower start-up expenses compared to 1996, nonrecurring costs incurred in the third quarter of 1996 and stronger performance at the Company's subsidiary in Mexico and within the Information Products business. Improvements made in North American gross profit margins were slightly offset by higher selling, general and administrative expenses and research and development expenses as a percent to sales including start-up losses experienced at the Company's Donnelly Optics operation.

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

Interest expense was $9.5 million and $8.1 million in 1997 and 1996, respectively. The higher interest expense was due to the consolidation of Donnelly Hohe. Interest expense was positively impacted in 1997 due to the securitization of accounts receivable in November 1996, the proceeds of which were used to reduce the borrowing under the Company's revolving credit agreement. The discount fees of $1.1 million associated with this transaction are included in administrative and general expenses.

Royalty income was $1.5 million and $5.2 million in 1997 and 1996, respectively. Royalty payments associated with the sale of the refrigerator glass shelving business in 1995 concluded in the fourth quarter of 1996.

In the second quarter of 1997, the Company sold 2.5% of its investment in VISION Group shares, resulting in a $0.9 million pretax gain.

Minority interest in net loss of subsidiaries was $1.1 million in 1997 compared to $0.2 million in 1996. Beginning in the second quarter of 1997, the Company began accounting for its investment in Donnelly Hohe on a consolidated basis, thereby requiring the recognition of minority interest in the net (income) or loss of this subsidiary. Prior to the second quarter of 1997, the Company accounted for its investment in Donnelly Hohe under the equity method of accounting. Equity in earnings (losses) of affiliated companies was ($0.3) million in 1997 compared to $0.1 million in 1996. The equity losses recognized in 1997 were primarily due to start-up losses incurred at VISION Group and at the Company's Chinese joint ventures. Slightly offsetting these losses was stronger performance at AFC. The Company sold all of its shares in AFC during an initial public offering that was completed in November 1997.

The Company's effective tax rate was 23.2% for 1997, compared to 33.8% in 1996. The decrease in the effective tax rate was due to reinstatement of the research and development tax credit in the United States, operating losses in Germany at higher tax rates and benefits from adopting the new United States tax regulations for most of the Company's foreign operations. The Company recorded a tax benefit of $2.6 million in the fourth quarter on a pretax loss of $2.4 million, primarily due to the European restructuring charge recognized in the fourth quarter. The Company's effective tax rate for 1997 would have been approximately 32% without the restructuring charge. The Company has recorded $6.7 million of deferred tax assets on net operating loss carryforwards at June 28, 1997. The majority of the loss carryforwards resulted from the European restructuring charge recognized in the fourth quarter of 1997.

Net income was $10.0 million in 1997 compared to $8.5 million in 1996. Net income increased compared to 1996 due to higher sales, significantly lower start-up costs and improved operational performance in North America. North American net income was significantly impacted in the third quarter of 1996 by technical difficulties with one of the Company's suppliers on a new business program that resulted in significant additional costs. Offsetting these improvements were the restructuring charge taken in the fourth quarter of 1997, losses experienced at the Company's Irish operations and lower royalty income. The restructuring charge impacted net income by $4.0 million, or $0.40 earnings per share. The Company's net income also included start-up losses for Donnelly
Optics of approximately $1.5 million and $0.4 million for 1997 and 1996, respectively. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1996 to 1997.

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company entered into a new unsecured $160 million multi-currency global revolving credit agreement to meet the financing needs of Donnelly Corporation and its majority owned, controlled subsidiaries. This multi-currency revolving credit agreement replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsche Mark revolving Eurocredit loan agreement. Borrowings under this new agreement bear interest, at the election of the Company, at a floating rate under one of three alternative elections. This new revolving credit agreement terminates in September 2004, with an opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $47.5 million in the Company's combined consolidated balance sheet dated June 27, 1998, compared to no borrowings against the Company's $80 million bank revolving credit agreement and borrowings of $33.4 million against the Company's 75 million Deutsche Mark (approximately $41 to $44 million) credit agreement in the Company's combined consolidated balance sheet dated June 28, 1997. The Company's total long-term borrowings at June 27, 1998, were at the same level as the previous year. Proceeds associated with the sale of the Company's investment in AFC and the transfer of debt to the Lear Donnelly joint venture, were offset by borrowings to support capital expenditures.

The Company's current ratio was 1.5 and 1.3 at June 27, 1998 and June 28, 1997, respectively. Working capital was $52.5 million at June 27, 1998, compared to $37.0 million at June 28, 1997. The increase in working capital at June 27, 1998, was primarily due to an increase in accounts receivable, which is the result of higher sales for the period compared to the previous year and timing of customer payments, offset slightly by a decrease in prepaid tooling. The Company's North American customers provide payment to the Company on pre-established payment dates ranging from the 28th to the 30th of each month. Therefore, a number of customer payments were not received by June 27, 1998.

Capital expenditures in 1998, 1997 and 1996 were $46.2 million, $35.2 million and $20.6 million, respectively. Capital spending in 1998 was higher compared to the previous year due to the consolidation of Donnelly Hohe for the entire twelve month period, expenditures in diffractive optics and electrochromic mirrors and implementation of new manufacturing, distribution and administrative information technology systems in North America and Europe. Capital expenditures are expected to continue between 6.0%-7.0% of sales over the next year due to the launch of new business programs in North America and the implementation of new information technology systems in the Company.

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

Except for the Company's subsidiary in Mexico, the value of the Company's long-term consolidated assets and liabilities located outside the United States and income and expenses reported by the Company's foreign operations may be affected by translation values of various functional currencies. The Company's primary foreign investments are in Germany, Ireland, Spain and France. Translation gain and loss adjustments are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, whose functional currency is the United States Dollar, transaction and translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature, for which the translation gains or losses are reported as a separate component of shareholders' equity.

The Company utilizes interest rate swaps and foreign exchange contracts, from time to time, to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not deemed material.


Recently Issued Accounting Standards

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

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

SFAS Nos. 130 and 131 are effective for the Company in 1999. The results of operations and financial position will be unaffected by implementation of these new standards.

SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," an amendment of FASB Statements No. 87, 88, and 106, revises the standards for employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or the recognition of those plans. This Statement is effective for the Company in 1999, and requires comparative information for earlier periods to be restated. Results of operations and financial position of the Company will be unaffected by implementation of this new standard.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. This statement is effective for the Company in 2000. Management has not yet fully evaluated the financial statement impact of implementing this statement. Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires certain costs incurred to be expensed or capitalized depending on the stage of its development and nature. The Company's current accounting policy complies with this Statement. The comparability of the results of operations and financial position of the Company are unaffected by this new SOP.

SOP 98-5, "Reporting on Costs of Start-Up Activities," requires costs of start-up activities and organization costs to be expensed as incurred. This statement is effective for the Company in 2000. Results of operations and financial position of the Company are not expected to be materially affected by implementation of this new standard

No other recently issued accounting standards are expected to have a material impact on the Company.

Year 2000 Data Conversion

The year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

During 1997, the Company formed an ongoing internal review team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. A team of global professionals has been engaged in a process to work with Company personnel to identify and resolve significant Year 2000 issues in a timely manner. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers.

The assessment process has been completed at the Company's North American operations. With respect to the Company's European operations, the assessment process has been completed for computer software and hardware information technology systems used internally by the Company. The process, which has not been completed for internally used manufacturing and administrative equipment in Europe, is expected to be completed in the fall of 1998. In addition, the Company has initiated formal communications with its significant suppliers and large customers in North America and Europe to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Finally, related to products sold by the Company, the Company has determined it has no exposure to contingencies related to the Year 2000 Issue.

The Company's operations in North America and Europe are in the process of replacing their existing manufacturing, distribution and administrative applications. The decisions to replace these systems were primarily based on the ongoing and expected future industry requirements and the inability of the current applications to meet these expectations. The Company has not accelerated the plans to replace these systems because of the Year 2000 issue. In North America, a contingency plan has been established to address the Year 2000 issue if the replacement systems are not implemented in time. If necessary, implementation of the contingency plan, which includes making current manufacturing and distribution software Year 2000 compliant, could have a material adverse impact on the Company's results of operations and financial condition. The Company is in the process of developing a contingency plan for its European operations.

The Company intends to use both internal and external resources to reprogram, or replace and test, the software for Year 2000 modifications. The Company plans to substantially complete its Year 2000 assessment and remediation in the summer of 1999. The total project cost has not yet been determined. However, based on preliminary information, the majority of the project cost will be attributable to the purchase of new software to meet future industry requirements and will be capitalized. The total remaining project cost will be expensed as incurred over the next twelve to eighteen months. To date, the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

The costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans.
Specific factors that might cause differences from management's estimates include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes, and similar uncertainties. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.
                                                                               9

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF INCOME


                                                              June 27,         June 28,         June 29,
        In thousands, except share data     Year ended           1998            1997            1996
        ----------------------------------------------------------------------------------------------
        Net sales                                           $763,311        $671,297         $439,571
        Cost of sales                                        632,679         544,629          357,830
                                                            -----------------------------------------
                Gross profit                                 130,632         126,668           81,741
        Operating expenses:
        Selling, general and administrative                   70,372          66,530           38,123
        Research and development                              36,418          32,492           27,728
        Nonrecurring charges                                   3,468           9,965            2,399
                                                            -----------------------------------------
        Total operating expenses                             110,258         108,987           68,250
                                                            -----------------------------------------
                Operating income                              20,374          17,681           13,491
                                                            -----------------------------------------
        Non-operating (income) expenses:
        Interest expense                                       8,347           9,530            8,102
        Interest income                                         (560)           (648)          (1,017)
        Royalty income                                          (122)         (1,486)          (5,239)
        Gain on sale of equity investments                    (4,598)           (872)               0
        Other income, net                                     (1,872)           (848)            (704)
                                                            -----------------------------------------
        Non-operating expenses                                 1,195           5,676            1,142
                                                            -----------------------------------------
                Income before taxes on income                 19,179          12,005           12,349
        Taxes on income                                        5,053           2,786            4,191
                                                            -----------------------------------------
                Income before minority interest and
                equity earnings                               14,126           9,219            8,158
        Minority interest in net losses of subsidiaries          381           1,141              186
        Equity in earnings (losses) of affiliated companies   (1,498)           (340)             110
                                                            -----------------------------------------
        Net income                                           $13,009         $10,020           $8,454
                                                            =========================================
        Per share of common stock:

                Basic net income per share                      1.30            1.01            0.86

                Diluted net income per share                    1.29            1.00            0.85

        The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS
                                                                          June 27,              June 28,
                                                                           1998                   1997
In thousands, except share data
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                  $5,628                 $8,568
Accounts receivable, less allowance of $ 1,095 and $1,064                  92,972                 67,850
Inventories                                                                44,146                 42,484
Customer tooling to be billed                                              19,211                 25,235
Prepaid expenses                                                            3,460                  5,203
Deferred income taxes                                                       1,360                  3,300
                                                                         --------              ---------
       Total current assets                                               166,777                152,640
                                                                         --------              ---------
Property, plant and equipment:
Land                                                                        9,457                  9,400
Buildings                                                                  79,721                 77,795
Machinery and equipment                                                   184,473                177,700
Construction in progress                                                   21,468                 21,556
                                                                         --------              ---------
                                                                          295,119                286,451
Less accumulated depreciation                                             126,214                121,327
                                                                         --------              ---------
Net property, plant and equipment                                         168,905                165,124
Investments in and advances to affiliates                                  19,590                 15,487
Other assets                                                               22,613                 25,042
                                                                         --------              ---------
              Total assets                                               $377,885               $358,293
                                                                         ========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $77,595                $76,392
Current maturities of long-term debt                                           55                    103
Accruals:
Compensation                                                               16,147                 13,765
Taxes                                                                       7,278                  8,162
Other                                                                      13,237                 17,227
                                                                         --------              ---------
         Total current liabilities                                        114,312                115,649
                                                                         --------              ---------
Long-term debt, less current maturities                                   123,706                122,798
Postretirement plans                                                       23,011                 17,341
Deferred income taxes and other                                            12,820                  8,333
                                                                         --------              ---------
           Total liabilities                                              273,849                264,121
                                                                         --------              ---------
Minority interest                                                             754                    345
Shareholders' equity:
Series preferred stock: 1,000,000 shares authorized and unissued                -                      -
Preferred stock, 7 1/2% cumulative, $10 par: shares
    authorized 250,000, issued 53,112                                         531                    531
Common stocks:
    Class A, $.10 par; shares authorized 30,000,000,
       issued 5,715,388 and 5,412,286                                         572                    541
    Class B, $.10 par; shares authorized 15,000,000,
       issued 4,353,349 and 4,463,243                                         435                    446
    Donnelly Export Corporation, $.01 par; shares
       authorized 600,000, issued 398,028 and 408,474                           4                      4
Additional paid-in capital                                                 31,268                 28,765
Cumulative foreign currency translation adjustment                         (8,083)                (6,038)
Retained earnings                                                          78,555                 69,578
                                                                         --------              ---------
   Total shareholders' equity                                             103,282                 93,827
                                                                         --------              ---------
   Total liabilities and shareholders' equity                            $377,885               $358,293
                                                                         ========              =========

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               June 27,            June 28,            June 29,
In thousands                       Year ended                    1998                1997                1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                     $13,009             $10,020             $ 8,454
Adjustments to reconcile net income to net cash from
  (for) operating activities:
Depreciation and amortization                                   22,600              21,460              12,984
Gain (loss) on sale of property and equipment                      181                (605)                  -
Gain on sale of equity investments                              (4,598)               (872)                  -
Deferred pension cost and postretirement benefits                5,670               5,315               4,934
Deferred income taxes                                            3,416              (4,723)             (2,386)
Minority interest loss                                            (841)             (1,646)               (186)
Equity in losses of affiliated companies                         1,498                 765               1,160
Nonrecurring charges                                             3,468               9,965               2,399
Changes in operating assets and liabilities:
Sale (repayment) of accounts receivable                         (2,695)             44,604                   -
Accounts receivable                                            (24,643)            (17,661)            (22,792)
Inventories                                                     (4,366)             (2,101)             (2,186)
Prepaid expenses and other current assets                        3,868              (2,074)             (6,117)
Accounts payable and other current liabilities                   2,200               9,416               3,134
Other                                                           (3,822)             (4,149)                189
                                                            ---------------------------------------------------
     Net cash from (for) operating activities                   14,945              67,714                (413)
                                                            ---------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                           (46,164)            (35,151)            (20,585)
Investments in and advances to affiliates                       (1,045)             (4,537)            (13,966)
Purchase of minority interest                                        -                   -              (2,100)
Proceeds from sale of property and equipment                       677               3,078                   -
Proceeds from sale of equity investments                        11,067                 974                   -
Proceeds from sale-lease back                                    7,521                   -                   -
Change in unexpended bond proceeds                                   -               1,344                 316
Cash increase due to consolidation of subsidiary                     -               9,963                   -
Other                                                             (856)               (884)               (854)
                                                            ---------------------------------------------------
     Net cash for investing activities                         (28,800)            (25,213)            (37,189)
                                                            ---------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                    13,798               8,433              36,195
Repayments on long-term debt                                      (429)            (39,887)                  -
Common stock issuance                                            2,128                 925                 706
Dividends paid                                                  (4,031)             (3,039)             (3,220)
Other financing                                                   (218)               (415)                  -
                                                            ---------------------------------------------------
     Net cash from (for) financing activities                   11,248             (33,983)             33,681
                                                            ---------------------------------------------------
Effect of foreign exchange rate changes on cash                   (333)             (1,253)                  -

Increase (decrease) in cash and cash equivalents                (2,607)              8,518              (3,921)

Cash and cash equivalents, beginning of year                     8,568               1,303               5,224
                                                            ---------------------------------------------------
Cash and cash equivalents, end of year                         $ 5,628             $ 8,568            $  1,303
                                                            ===================================================
The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               Common Stock                                  Cumulative
                                                                                                             foreign
                                                                                   Donnelly     Additional   currency
                                                 Preferred                          Export       paid-in     translation   Retained
In thousands, except share data                    stock     Class A   Class B   Corporation    capital     adjustment     earnings
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1995                              $531      $418      $358      $4            $23,522      $154            $57,913

Net income                                                                                                                    8,454
Foreign currency translation adjustment                                                                     (925)
Cash dividends declared:
Preferred stock - $.75 per share                                                                                                (40)
Common stock:
Class A - $.32 per share                                                                                                     (1,690)
Class B - $.32 per share                                                                                                     (1,435)
Common stock issued under employee benefit plans                7                                  699
Change in investment in VISION Group plc                                                           937
Other                                                                                                                           (55)
                                                  ----------------------------------------------------------------------------------
Balance, June 29, 1996                             531        425      358         4            25,158      (771)            63,147
Net income                                                                                                                   10,020
Foreign currency translation adjustment                                                                      564
Foreign currency transaction adjustments on
   long-term advances to affiliates                                                                       (5,831)
Cash dividends declared:
Preferred stock - $.75 per share                                                                                                (40)
Common stock:
Class A - $.36 per share                                                                                                     (1,941)
Class B - $.36 per share                                                                                                     (1,608)
Issuance of common stock in a five-for-
  four stock split                                            108       88                        (204)
Common stock issued under employee benefit plans                8                                  925
Change in investment in VISION Group plc                                                         2,886
                                                  ----------------------------------------------------------------------------------
Balance, June 28, 1997                              531       541      446         4            28,765    (6,038)            69,578

Net income                                                                                                                   13,009
Foreign currency translation adjustment                                                                      261
Foreign currency transaction adjustments on
  long-term advances to affiliates                                                                        (2,306)
Cash dividends declared:
Preferred stock - $.75 per share                                                                                                (40)
Common stock:
  Class A - $.40 per share                                                                                                   (2,229)
  Class B - $.40 per share                                                                                                   (1,763)
Conversion of Class B to Class A Shares                        11     (11)
Common stock issued under employee benefit plans               20                                2,107
Change in investment in affiliates                                                                  41
Income tax benefit arising from employee
     stock option plans                                                                            355
                                                  ----------------------------------------------------------------------------------
Balance, June 27, 1998                              $531     $572    $435        $  4          $31,268   $(8,083)           $78,555
                                                  ==================================================================================
The accompanying notes are an integral part of these statements.

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

In the second quarter of 1997, the Company acquired majority control of Donnelly Hohe GmbH & Co. KG (" Donnelly Hohe"). As a result, Donnelly Hohe's financial statements were consolidated with those of the Company beginning in the second quarter of 1997. Prior to acquiring control, the Company owned 48% of Donnelly Hohe and accounted for its investment using the equity method of accounting. The Company consolidates the Donnelly Hohe financial statements from the one month prior to the Company's period end. The combined consolidated financial statements as of and for the years ended June 27, 1998, and June 28, 1997, consolidate Donnelly Hohe's financial statements as of and for the twelve month period ended May 31, 1998, and for the nine month period ended May 31, 1997, respectively. Accordingly, all comparative data presented in the combined consolidated financial statements and accompanying footnotes for 1996 does not include consolidated Donnelly Hohe information. A more detailed discussion of the acquisition of Donnelly Hohe and pro forma results of operations for 1997 and 1996 are included in Note 3.

Voting control of Donnelly Corporation and Donnelly Export Corporation is vested in the same shareholders and the corporations are under common management.
Because of these relationships, the accounts of the two corporations are combined in the financial statements as if they were a single entity.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest June 30. Fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, each included 52 weeks. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management's estimates currently are not expected to change in the foreseeable future, the costs the Company will ultimately incur could differ from the amounts that are assumed to be incurred based on the assumptions made.

FOREIGN CURRENCY TRANSLATION

Except for the Company's subsidiary in Mexico, whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows:
(1) balance sheet accounts at year-end rates and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year. The Company's primary foreign investments are in Germany, Ireland, Spain and France. Translation gains and losses are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, transaction and translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature for which the translation gains or losses are reported as a separate component of shareholders' equity. Foreign currency transaction gains and losses included in other income are not material.

REVENUE RECOGNITION

The Company's primary source of revenue is generated from the sale of its products. The Company recognizes revenue when its products are shipped.

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for domestic inventories and on the FIFO or average cost basis for international inventories.

CUSTOMER TOOLING TO BE BILLED

Customer tooling to be billed represents costs incurred on behalf of the Company's customers. These costs are recoverable at the time of tool completion and approval or are recovered in the program's piece price over a period of three years or over the program's useful life.

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

The Company capitalizes certain costs associated with software developed for its own use and amortizes such costs over the expected useful lives of the software.

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

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of shares of Donnelly Corporation common stock outstanding, retroactively adjusted for stock dividends and stock splits. Diluted earnings per share is computed including the effect of dilutive stock options.

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

LONG-LIVED ASSETS

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, a current charge to income is recognized.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year data to conform to the current year presentation and had no effect on net income reported for any period.

3.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

On November 3, 1997, the Company formed Lear Donnelly Overhead Systems, LLC ("Lear Donnelly"), a 50% owned joint venture with Lear Corporation ("Lear"). Lear Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ("products"). The Company and Lear each contributed certain technologies, assets and liabilities for the creation of the joint venture. In a noncash transaction, the Company transferred net assets of $7.9 million associated with its interior trim and lighting businesses, including $10 million of debt, to the joint venture for its 50% interest. These assets were transferred at their net book values.

Lear Donnelly manufactures products for sale to both the Company and Lear, who are each responsible for their customer sales efforts to the original equipment manufacturers. Because existing and certain future contracted sales have been retained by the Company, the existence of the joint venture does not significantly impact the comparability of net sales or net income of the Company from period to period. However, due to the supply agreement between Lear Donnelly and the parent companies and the related net earnings of the joint venture being accounted for under the equity method, the Company's gross profit and operating margins are expected to be unfavorably impacted.

In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation during an initial public offering. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a one-time pretax gain of approximately $4.6 million, or $0.22 per share after tax.

In 1998, Donnelly formed a joint venture with Industrias Arteb S.A. to produce interior and exterior mirrors for the South American automotive industry. The new company, Donnelly/Arteb, LTDA ("Donnelly/Arteb"), is located in Sao Paulo, Brazil. Donnelly/Arteb focused on winning new orders and establishing its operations early in 1999. Donnelly/Arteb began launching several mirror programs for General Motors and is slated to start electrochromic mirror assembly for the GM Vectra model by mid-year.

Effective April 1, 1995, the Company acquired an interest in Hohe GmbH & Co. KG, since renamed Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"), a German limited partnership. Donnelly Hohe, based in Collenberg, Germany, supplies many of the leading European automakers with interior and exterior rear view mirrors, through manufacturing facilities in Germany and Spain. Donnelly Hohe consists of a general partnership and a limited partnership. The general partnership controls Donnelly Hohe's assets and manages its operations while the limited partnership is the recipient of all income or losses generated by Donnelly Hohe's operations.

The Company's original investment consisted of a 48% interest in the general partner and a 66 2/3% interest in the limited partner. In the second quarter of 1997, the Company acquired an additional 13% interest in the general partner, resulting in the Company owning a controlling interest in the general partner of Donnelly Hohe. As a result, Donnelly Hohe's financial statements were consolidated with those of the Company, beginning with the second quarter of 1997. From the initial date of acquisition, April 1, 1995, through the first quarter of 1997, the Company's investment in Donnelly Hohe was accounted for using the equity method of accounting. An additional 13% interest in the general partner was acquired in the third quarter of 1997, increasing the Company's interest in the general partnership to 74%. The Company's limited partnership interest has remained unchanged, therefore, the consolidation of Donnelly Hohe has no impact on net income for each period reported. The unaudited pro forma combined consolidated net sales, in thousands, $719,548 and $664,376 for 1997 and 1996, respectively, are calculated as if the acquisition of a controlling interest in Donnelly Hohe had occurred at the beginning of 1996, but may not be indicative of the results that actually would have been achieved.

The Company has advanced 60 million Deutsche marks to Donnelly Hohe, valued at $33.2 million at June 27, 1998, under subordinated loan agreements, 20 million in 1995, 20 million in 1996, and 20 million in 1998. Amounts advanced to Donnelly Hohe under the subordinated loan agreements provide for 5% to 10% interest per annum with no principal payments due until maturity between October 1, 1999, and October 1, 2000. These advances are now eliminated as intercompany transactions in the consolidation of Donnelly Hohe with the Company's financial statements. The terms of the acquisition transaction allow Donnelly to purchase the remaining ownership interest in Donnelly Hohe through various options. The minority owners also have an option to require the Company to buy their interests at any time based upon a predetermined formula which is currently less than $2 million.

During 1997, 1996 and 1995, VISION Group plc ("VISION Group") sold common shares in a private placement and through public offerings. In conjunction with a public offering of VISION Group shares in the Company's second quarter of 1997, the Company also sold 2.5% of its investment, resulting in a $0.9 million pretax gain. The effect of all of these transactions resulted in reducing the Company's ownership interest from 40.4% at the date of the Company's original investment to 25.6% at June 27, 1998. The Company's equity in the net proceeds of VISION Group's sale of new shares is reflected as an increase in the Company's investment in the net assets of VISION Group, which was approximately $6 million at June 27, 1998, and additional paid-in capital, net of deferred taxes, in the accompanying financial statements. The aggregate market value of the Company's investment in VISION Group, based on the quoted market price for VISION Group's common shares, which are listed on the London Stock Exchange, was approximately $9 million at June 27, 1998. The aggregate market value of the Company's investment in VISION Group may vary based on business, industry and market conditions.

In the first quarter of 1997, the Company formed Shunde Donnelly Zhen Hua Automotive Systems Co., Ltd. ("Zhen Hua"), a joint venture with Shunde Zhen Hua Automobile Parts Co., Ltd. The Company acquired a 30% interest in the joint venture which manufactures exterior mirrors for car makers throughout southern China, including Volkswagen, Isuzu and Chrysler. The Company also has an option to acquire an additional 30% interest in the joint venture. Zhen Hua operates out of three existing buildings in Shunde, China, which are owned by the joint venture. Certain manufacturing equipment was in place at the time the joint venture was formed and 200 Zhen Hua employees currently are employed at the facilities. In the first quarter of 1999, Shunde Zhen Hua intends to sell their portion of the joint venture to a new partner: Ganxiang Automobile Mirror Company, the largest automotive mirror supplier in China.

In the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua Window Systems Company Ltd. ("Shanghai Donnelly Fu Hua"), a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. Shanghai Fu Hua Glass Company is a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture has its equipment and processes in place and began manufacturing encapsulated and framed glass products in the third quarter of 1998.

The Company's current equity affiliates include the following: Lear Donnelly, a 50% owned joint venture that engages in the design, development and production of overhead systems for the global automotive market; VISION Group, the sole shareholder of VLSI Vision Limited that produces an advanced video microchip; Shanghai Donnelly Fu Hua, a 50% owned joint venture that manufactures encapsulated and framed glass products for the Asian automotive industry; Zhen Hua, a 30% owned joint venture that manufactures exterior mirrors for car makers throughout southern China; and Donnelly/Arteb, a 50% owned joint venture that produces interior and exterior mirrors for the South American automotive industry.

Summarized 1998 balance sheet and income statement information for the Company's non-consolidated affiliates accounted for using the equity method is shown below. This information includes Lear Donnelly's eight months, beginning November 1997 and ending in June 1998. All others presented include twelve months ending in June 1998.

In thousands                                                             1998
-------------------------------------------------------------------------------
Summarized Balance Sheet Information
     Current assets ........................................          $  63,526
     Noncurrent assets .....................................             49,895
     Current liabilities ...................................             30,822
     Noncurrent liabilities ................................             30,379
                                                                      ---------
     Net equity ............................................          $  52,220
                                                                      =========

Summarized Income Statement Information
     Net sales .............................................          $  96,752
     Costs and expenses ....................................            103,818
                                                                      ---------
     Net loss ..............................................          $  (7,066)
                                                                      =========

Summarized 1996 income statement information for the Company's nonconsolidated affiliates accounted for using the equity method is as follows, in thousands: combined net sales were $250,904, less costs and expenses of $254,404, for a combined net loss of $3,500. Income statement information includes Donnelly Hohe's twelve months ended May 31, 1996. All significant others presented include twelve months ending in June of 1996. This information is not presented for 1997 due to the consolidation of Donnelly Hohe in 1997.


4.   NATURE OF OPERATIONS

The Company is an international supplier of high-quality automotive parts and component systems through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company supplies automotive customers around the world with rear view mirror systems, modular window systems and interior lighting and trim systems. The Company also provides products to several nonautomotive markets.

In the second quarter of 1997, the Company began consolidating the financial statements of Donnelly Hohe, a subsidiary based in Collenberg, Germany. The Company's financial statements for the years ended June 27, 1998, and June 28, 1997, are consolidated using Donnelly Hohe's financial statements as of and for the twelve month period ended May 31, 1998, and for the nine month period ended May 31, 1997, respectively. See Notes l and 3 for a more thorough discussion.

North American revenues are revenues produced by assets located in the United States and Mexico. Export revenues are foreign revenues produced by identifiable assets located in the United States. European revenues are generated by identifiable assets at the Company's subsidiaries located in Germany, Spain, Ireland and France. A summary of the Company's operations by geographic area follows:

In thousands           Year ended          1998            1997           1996
-------------------------------------------------------------------------------
Revenues:
North American:
     United States ..............      $ 420,544      $ 390,852       $ 338,355
       Export:
         Americas ...............         76,433         54,302          49,655
         Asia ...................          3,313          2,825             532
         Europe .................          2,002          1,829           1,917
         Other ..................            350             76            --
                                       ----------------------------------------
                                         502,642        449,884         390,459
European ........................        260,669        221,413          49,112
                                       ----------------------------------------
                                       $ 763,311      $ 671,297       $ 439,571
                                       ========================================
Operating Income (Loss):

North American ..................      $  19,654      $  25,528       $  17,208
European ........................            720         (7,847)         (3,717)
                                       ----------------------------------------
                                       $  20,374      $  17,681       $  13,491
                                       ========================================
Identifiable Assets:

North American ..................      $ 228,511      $ 200,100
European ........................        149,374        158,193
                                       ------------------------
                                       $ 377,885      $ 358,293
                                       ========================

Sales to major automobile manufacturers as a percentage of the Company's net sales follows:

Year ended                                           1998        1997        1996
---------------------------------------------------------------------------------
Ford Motor Company .........................         27%         25%         22%
Chrysler Corporation .......................         20          20          33
Honda ......................................          8          11          16
BMW ........................................          7           7          --
VW .........................................          6           6          --
General Motors Corporation .................          5           5          10
                                                  ------------------------------
                                                     73%         74%         81%
                                                  ==============================

5.   NONRECURRING CHARGES

In the fourth quarter of 1998, Donnelly Optics Corporation, a wholly owned subsidiary in Tucson, Arizona, recognized a $3.5 million pretax charge against operating income due to the cancellation of orders, relating to changing market dynamics in the digital imaging sector of the computer industry. The charge primarily consists of a write-off of tooling and other current assets and severance of approximately 25 manufacturing and administrative personnel. The severance cash payments will be completed by the end of 1999.

In the fourth quarter of 1997, the Company recognized a $10 million restructuring charge in the Company's European operations to realign manufacturing capacity, improve operating efficiencies and to reduce future operating costs, primarily by reducing the number of nonproduction employees. The restructuring also involves reorganizing product lines and production to realize efficiencies in the production process. The costs consist primarily of a severance program and voluntary separation incentives, in addition to other expenses associated with the plan. The severance and separation incentive program includes approximately 230 personnel, primarily personnel in manufacturing and administrative support functions. Due to changes in management at the Company's European operations, implementation of the restructuring plan was delayed until the fourth quarter of 1998. Through June 27, 1998, the Company had terminated a cumulative total of 127 employees under the plan and recognized cumulative cash payments of $5.1 million, primarily severance and separation incentives. Additionally, in 1998, the Company recorded a reduction to the restructuring reserve of $1.1 million pretax. All remaining employee separation benefits and related cash flows are expected to be completed by the end of 1999.

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

6.   INVENTORIES

Inventories consist of:

         In thousands                                         1998         1997
         -----------------------------------------------------------------------
         Finished products and work in process .........     $16,987      16,675
         Raw materials .................................      27,159      25,809
                                                           ---------------------
                                                             $44,146     $42,484
                                                           =====================

7.   DEBT AND OTHER FINANCING ARRANGEMENTS

Debt consists of:

In thousands                                                                          1998          1997
----------------------------------------------------------------------------------------------------------
Borrowings under revolving credit agreements at 4.61% and 4.81% ...................... $ 48,882   $ 41,532
Senior Notes, due 2004, principal payable in installments beginning
in 1999, interest at 6.67% ...........................................................   15,000     15,000
Senior Notes, due 2005, principal payable in installments beginning in
2000, interest at 7.22% ..............................................................   15,000     15,000
Senior Notes, due 2006, principal payable in installments beginning
in 2001, interest at 6.70% ...........................................................   20,000     20,000
Industrial revenue bonds:
$9,500 at adjustable  rates (3.78% at June 27, 1998 and 4.14% at June 28, 1997), due in 2008-2010; $5,000 at a fixed rate of 8.13%, due in 2012;
$1,725 at a fixed rate of 5.75%, due in 2003 .........................................   16,225     16,225
Bank Note, principal payable in installments through 2003,
interest at 6.48%.....................................................................    1,976      3,077
Capitalized lease obligations.........................................................    3,072      5,110
Other.................................................................................    3,606      6,957
                                                                                        ------------------
Total ................................................................................  123,761    122,901

Less current maturities ..............................................................       55        103
                                                                                        ------------------
                                                                                        $123,706  $122,798
                                                                                        ==================

In  September   1997,  the  Company  entered  into  an  unsecured  $160  million multi-currency global revolving credit agreement which replaces the Company's previous unsecured $80 million domestic credit agreement and its 75 million Deutsche mark revolving Eurocredit loan agreement. Borrowings under this new agreement bear interest, at the election of the Company, at a floating rate under one of three alternative elections. A variable facility fee, currently at
 .15%, is paid on the credit line. This new revolving credit agreement terminates in September 2004, with an opportunity for the Company to extend for one year periods with the consent of all the revolver banks.

The $9.5 million industrial revenue bonds are secured by letters of credit which expire in 2000. All industrial revenue bonds are collateralized by the purchased land, building and equipment. The senior notes are unsecured.

The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At June 27, 1998, the Company was in compliance with all related covenants. Retained earnings available for dividends at June 27, 1998, are $24.0 million.

The Company classifies certain maturities as long term due to the intent to refinance these under the Company's revolving credit agreement. Annual principal maturities (excluding capitalized lease obligations) consist of:

Year ending             In thousands               Amount
-------------------------------------------------------------
     1999....................................       $      55
     2000....................................           7,835
     2001....................................          13,534
     2002....................................          10,854
     2003....................................          29,889
     2004 and thereafter.....................          58,522
                                                   ----------
                                                     $120,689
                                                  ===========

Interest payments of $8.6 million, $10.4 million and $7.8 million were made in 1998, 1997 and 1996, respectively.

8.   ACCOUNTS RECEIVABLE SECURITIZATION

In November 1996, the Company entered into a three-year agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. At June 27, 1998 and June 28, 1997, a $40.3 million and $40.0 million interest, respectively, had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount fees were $2.1 million in 1998 and $1.1 million in 1997, and are included in selling, general and administrative expense. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

9.   FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates and accordingly accounts for them on a hedging rather than trading basis. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material. At June 27, 1998 and June 28, 1997, the Company had interest rate swaps with an aggregate notional amount of $40 million and $50 million, respectively, $10 million and $20 million of which were offsetting at June 27, 1998 and June 28, 1997, respectively. These effectively converted $30 million of the Company's variable interest rate debt to fixed rates at June 27, 1998 and June 28, 1997. The Company is currently paying a weighted average fixed rate of 7.17%, calculated on the notional amounts. These swap agreements have varied expirations through 2003. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties, and thus are not a measure of the exposure to the Company through its use of these instruments. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

The Company's Irish subsidiaries enter into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The Company had foreign exchange contracts outstanding of $1.1 million and $2.0 million at June 27, 1998 and June 28, 1997, respectively. The foreign exchange contracts require the Company to exchange foreign currencies for Irish punts and generally mature within 12 months. Deferred gains and losses are included on a net basis in the statement of financial position as either other assets or other liabilities and are recognized in income as part of a sale transaction when it is recognized.

The carrying value and estimated fair value of all financial instruments in which the fair value differs from carrying value at June 27, 1998 and June 28, 1997, are as follows:

In thousands                                       1998                                 1997
--------------------------------------------------------------------------------------------------------
                                       Carrying Value     Fair Value       Carrying Value     Fair Value
Liabilities
     Long-term fixed rate debt              $56,725         $58,540             $56,725         $56,544
Derivatives
     Interest rate swaps                        ---          (1,140)                ---            (361)
     Foreign exchange contracts                 ---             100                 ---               5

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. This statement is effective for the Company in 2000. Management has not yet fully evaluated the financial statement impact of implementing this statement.

10.  BENEFIT PLANS

A. Pension Benefits

The Company sponsors defined benefit pension plans covering substantially all domestic employees and employees at the Company's Donnelly Mirrors Limited facility in Ireland. Pension costs for the plans are funded in amounts which equal or exceed regulatory requirements. Benefits under these plans are based primarily on years of service and compensation.

Assumptions and net periodic pension cost are as follows:

In thousands          Year ended                   1998            1997            1996
----------------------------------------------------------------------------------------
Discount rate...........................        7.75%            8.00%             7.75%
Compensation increase...................        5.00%            5.00%             5.00%
Expected return on plan assets..........        9.50%            9.50%             9.50%
Service cost............................     $ 4,284          $ 3,545           $ 3,545
Interest cost...........................       5,881            5,497             5,060
Actual gain on plan assets..............      (8,678)          (6,931)           (8,528)
Net amortization and deferral...........       2,739            2,270             4,550
                                             -------------------------------------------
Net periodic pension cost...............     $ 4,226          $ 4,381           $ 4,627
                                             ==========================================

The funded status of the defined benefit pension plans is summarized below and reflects recent changes made to the plan to increase the normal retirement age by three years to match that used for social security:

In thousands                                                              1998                1997
---------------------------------------------------------------------------------------------------------
Accumulated benefit obligation, including vested benefits of
$60,711 and $51,182................................................   $ (62,195)        $ (52,812)
Effect of projected compensation increases.........................     (26,178)          (21,602)
                                                                      ----------------------------
Projected benefit obligation for service rendered to date..........     (88,373)          (74,414)
Plan assets at fair value, primarily corporate equity and debt
securities.........................................................      77,775            66,569
------
Projected benefit obligation in excess of plan assets..............     (10,598)           (7,845)
Unrecognized net transition obligation.............................         349               328
Unrecognized prior service cost....................................      (4,709)              448
Unrecognized net gain..............................................      (1,990)           (5,921)
                                                                      ----------------------------
Net pension liability..............................................   $ (16,948)        $ (12,990)
                                                                      ============================

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

The components of the net periodic postretirement benefit cost are as follows:

In thousands                Year ended              1998             1997              1996
-------------------------------------------------------------------------------------------
Service cost.............................    $    504        $    445         $   450
Interest cost............................         977             911             830
Amortization of net transition
obligation over 22 years.................         360             360             360
Unrecognized net loss....................           9               4              20
                                             ----------------------------------------
Net periodic postretirement benefit
cost.....................................    $  1,850        $  1,720        $  1,660
                                             ========================================

The postretirement health care liability recognized in the balance sheet is as follows:

In thousands                                         1998            1997
-------------------------------------------------------------------------
Retirees.................................      $ (4,992)        $ (5,478)
Other active participants................        (9,567)          (6,696)
                                               --------------------------
Accumulated postretirement benefit
obligation...............................       (14,559)         (12,174)
Unrecognized transition obligation.               6,121            6,481
Unrecognized net loss....................         2,294            1,199
                                               --------------------------
Postretirement health care liability.....      $ (6,144)        $ (4,494)
                                               ==========================

The assumed health care inflation rate used in measuring the postretirement health care liability is 8% for 1999, declining uniformly to 6% in 2001 and remaining level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the assumed health care inflation rate by 1% would increase the postretirement health care liability by $0.7 million, and the net periodic postretirement benefit cost for 1998 by $77,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% and 7.75% in 1998 and 1997, respectively.

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

In thousands                                        1998              1997
--------------------------------------------------------------------------
Fixed assets...........................        $ (9,750)         $ (7,776)
Retirement plans.......................           5,904             4,462
Postretirement benefits................           2,149             1,534
Loss carryforwards.....................           7,137             6,718
Accrued expenses and other.............          (7,009)           (2,480)
Valuation allowance....................            (457)             (337)
                                               ---------------------------
Net deferred tax asset (liability).....        $ (2,026)        $   2,121
                                               ===========================

Deferred taxes are classified in the accompanying balance sheets as follows:

In thousands                                        1998           1997
-----------------------------------------------------------------------
Current income tax asset................       $  1,360         $ 3,299
Noncurrent income tax asset.............          5,706           4,174
Noncurrent income tax liability.........         (9,092)         (5,352)
                                               ------------------------
Net deferred tax asset (liability)......       $ (2,026)        $ 2,121
                                               ========================

At June 27, 1998, the Company has $25.4 million of consolidated net operating loss carryforwards, which do not expire.

In thousands              Year ended               1998              1997           1996
-----------------------------------------------------------------------------------------
Income before taxes on income consists of:
Domestic..................................     $21,967           $ 23,833       $15,647
Foreign...................................      (2,788)           (11,828)       (3,298)
                                               -----------------------------------------
                                               $19,179           $ 12,005       $12,349
                                               =========================================
Tax expense (benefit) consists of:
Current:
Domestic..................................     $   828           $  6,256       $ 6,909
Foreign...................................          79                950             8
                                               -----------------------------------------
                                                   907              7,206         6,917
                                               -----------------------------------------
Deferred:
Domestic...................................      5,025                (23)       (2,156)
Foreign....................................       (879)            (4,397)         (570)
                                               -----------------------------------------
                                                 4,146             (4,420)       (2,726)
                                               -----------------------------------------
                                               $ 5,053           $  2,786       $ 4,191
                                               =========================================

The difference between the Company's income tax provision and the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

In thousands              Year ended                 1998           1997              1996
--------------------------------------------------------------------------------------------
Income taxes at federal statutory rate.....             35%             35%              35%
Impact of:
     Available tax credits.................             (6)             (5)              ---
     Foreign subsidiary earnings...........             (1)             (4)               5
     DISC earnings.........................             (4)             (5)              (6)
     Other.................................              2               2               ---
                                                   -----------------------------------------
Effective tax rate.........................             26%             23%              34%
                                                   -----------------------------------------
Income taxes paid..........................        $  2,164        $ 9,193           $ 3,731
                                                   =========================================

12.      PREFERRED STOCK AND COMMON STOCK

Each share of 7 1/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders' meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at June 27, 1998. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. Additionally, there are 1,000,000 authorized shares of series preferred stock, no par value. At June 27, 1998 and June 28, 1997, no series preferred stock was outstanding.

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

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128.

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

In thousands, except per share data            Year Ended             1998          1997          1996
------------------------------------------------------------------------------------------------------
Net income                                                       $13,009        $10,020        $8,454
 Less:  Preferred stock dividends                                    (40)           (40)          (40)
                                                                 --------       --------       ------
Income available to common stockholders                           $12,969        $9,980        $8,414
                                                                 ========       =======        ======
Weighted-average shares                                             9,961         9,836         9,754
 Plus:  Effect of dilutive stock options                              111           143           111
                                                                 ========       =======        ======
 Adjusted weighted-average shares                                  10,072         9,979         9,865
                                                                 ========       =======        ======
Basic earnings per share                                            $1.30         $1.01         $0.86
                                                                 ========       =======        ======
Diluted earnings per share                                          $1.29         $1.00         $0.85
                                                                 ========       =======        ======

13.  STOCK PURCHASE AND OPTION PLANS

The Company's Employees' Stock Purchase Plan permits the purchase in an aggregate amount of up to 547,250 shares of Class A Common Stock. Eligible employees may purchase stock at market value, or 90% of market value if the price is $6.40 per share or higher, up to a maximum of $5,000 per employee in any calendar year. The Company issued 18,963 shares in 1998, 11,540 shares in 1997 and 21,825 in 1996 under this plan.

The Company's Stock Option Plans permit the granting of either nonqualified or incentive stock options to certain key employees and directors to purchase an aggregate amount of up to 238,093 shares of the Company's Class A Common Stock. The options, which become exercisable twelve months after date of grant, expire ten years after date of grant. Although the plan administrator may establish the nonqualified option price at below market value at date of grant, incentive stock options may be granted only at prices not less than the market value. At June 27, 1998, 201,718 options were available for grant. A summary of the Company's stock option activity and related information follows:

                                                            Shares Under       Weighted--Average
In thousands                                                      Option         Exercise Price
-----------------------------------------------------------------------------------------------
Outstanding at July 1, 1995                                          515                  11.41
-----------------------------------------------------------------------------------------------
Exercisable at July 1, 1995                                          429                  10.99
Granted in 1996                                                      100                  12.57
Exercised                                                           (59)                   7.96
Canceled                                                            (45)                  14.18
Outstanding at June 29, 1996                                         511                  11.80
-----------------------------------------------------------------------------------------------
Exercisable at June 29, 1996                                         421                  11.64
-----------------------------------------------------------------------------------------------
Granted in 1997                                                       97                  14.20
Exercised                                                           (79)                  10.21
Canceled                                                             (6)                  14.53
-----------------------------------------------------------------------------------------------
Outstanding at June 28, 1997                                         523                  12.45
-----------------------------------------------------------------------------------------------
Exercisable at June 28, 1997                                         426                  12.05
-----------------------------------------------------------------------------------------------
Granted in 1998                                                      164                  21.94
Exercised                                                          (171)                  10.64
Canceled                                                            (18)                  20.42
-----------------------------------------------------------------------------------------------
Outstanding at June 27, 1998                                         498                  15.92
-----------------------------------------------------------------------------------------------
Exercisable at June 27, 1998                                         350                  13.34
-----------------------------------------------------------------------------------------------

                                                                                Weighted-Average
                                                               ------------------------------------------------------
                                  Number of Options                      Option Price                 Remaining
                          ----------------------------------- -----------------------------------
Exercise Price Range        Outstanding        Exercisable     Outstanding       Exercisable      Contractual Life
------------------------- ----------------- ------------------ ----------------- ---------------- -------------------
$  8.32 - $13.60                176                176             $  11.57         $  11.57          4.90 years
$14.10 - $22.69                 322                174             $  18.31         $  15.13          7.53 years

The weighted-average grant-date fair value was $7.53, $4.93 and $4.37 for stock options granted in 1998, 1997 and 1996 respectively.

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock incentive plans. Under APB Opinion No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds any related exercise price. Accordingly, no compensation expense has been recognized in the accompanying financial statements.

Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its stock awards using the fair value method consistent with SFAS No. 123 and had recognized compensation expense. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 1998, 1997 and 1996 respectively: risk free interest rates of 5.45%, 6.23% and 6.23%; dividend yield of 2.06%, 2.2% and 2.2%; expected market price volatility factor of .311, .303 and .303; and an expected option life of seven years.

The Company's pro forma information under SFAS No. 123 is as follows:

Year Ended                                              1998             1997            1996
--------------------------------------------------------------------------------------------------
Net income (In thousands):
  As reported                                           $   13,009     $    10,020       $   8,454
  Pro forma                                                 11,976           9,544           8,170

Basic net income per share of common stock:
  As reported                                           $     1.30     $      1.01       $     .86
  Pro forma                                                   1.20             .97             .83

Diluted net income per share of common stock:
  As reported                                           $     1.29     $      1.00       $     .85
  Pro forma                                                   1.19             .95             .82

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

On February 3, 1998, the Company reached a final settlement with Happich Fahrzeug-InnausstaHung GmbH concerning a joint venture that had been the subject of arbitration. As a result of the settlement, the Company was awarded 100% ownership of the former joint venture, which was subsequently transferred into the Lear Donnelly joint venture, received payment for damages and costs incurred and entered into other agreements with respect to certain technology and the supply of parts.

On February 10, 1998, the Company filed a patent infringement action, Donnelly Corporation v. Britax Rainsfords, Inc., which is pending in the United States District Court for the Western District of Michigan. The lawsuit alleges that the production and sale by Britax of rear view mirrors incorporating a security light infringes on a Company patent. The Company seeks an injunction against Britax as well as unspecified damages. Britax has denied infringement and asserts that the Company's patent is invalid and unenforceable. In a related action, on May 18, 1998, Britax sued the Company in the High Court of England seeking to invalidate two of the Company's English patents which are parallel to the United States patents subject to the litigation described above. On July 3, 1998, the Company brought an action in the High Court of England alleging patent infringement by Britax and seeking injunctive relief and damages. Management believes that the Britax litigation will be resolved without a material adverse effect on the Company's financial condition or results of operations and liquidity

The Company and its subsidiaries are involved in certain other legal actions and claims, including environmental claims, arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

B. Other

As of June 27, 1998, the Company had capital expenditure purchase commitments outstanding of approximately $13.2 million.

The Company provides a guarantee for $7.3 million in municipal funding for the construction of a manufacturing facility.

15.  LEASES

Future minimum lease payments, excluding renewal options, consist of:

Year Ending               In thousands                   Capital Leases        Operating Leases
-----------------------------------------------------------------------------------------------
1999                                                     $   2,012             $   3,826
2000                                                         1,143                 1,754
2001                                                           112                 1,543
2002                                                            43                 1,507
2003                                                           ---                 1,203
2004 and thereafter                                            ---                 2,765
                                                        --------------------------------
Total minimum lease payments                                 3,310              $ 12,598
                                                                                ========
Less amount representing interest and other                    238
                                                        ----------
Present value of net minimum lease payments              $   3,072
                                                        ==========

Donnelly Hohe has various capital leases for manufacturing and warehouse facilities and manufacturing, office and transportation equipment. Included in property, plant and equipment are the following assets held under capital leases:

In thousands                        Year Ended              1998
------------------------------------------------------------------
Land                                                      $     75
Buildings                                                    5,290
Machinery and equipment                                      2,644
                                                           -------
Gross property, plant and equipment under capital leases     8,009
Less accumulated depreciation                               (4,937)
                                                           -------
Net property, plant and equipment under capital leases     $ 3,072
                                                           =======

The Company has operating leases for office, warehouse and manufacturing facilities and manufacturing equipment. Rental expense charged to operations amounted to approximately $4.3 million for 1998, $3.8 million for 1997 and $3.8 million for 1996. In 1998, the Company entered into an agreement for the sale and leaseback of newly installed injection molding equipment. The equipment was sold at cost and no gain or loss was recognized on the transaction. The lease has an effective 6.4% fixed interest rate and a 40% balloon for the Company's option to purchase the equipment after the full seven-year term and is classified as an operating lease.

16.  COMMON STOCK PRICE PER SHARE - UNAUDITED

The Company's common stock is traded on the New York Stock Exchange under the Symbol "DON." Prior to March 10, 1997, the Company's stock was listed on the American Stock Exchange under the symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

Fiscal                                      1998                         1997
---------------------------------------------------------------------------------------
Quarter                              High         Low               High        Low
---------------------------------------------------------------------------------------
First                               $  23.75     $  16.75           $ 14.70    $ 11.80
Second                                 22.44        17.50             17.90      14.10
Third                                  19.31        16.25             20.00      16.00
Fourth                                 22.38        18.00             17.38      14.38
--------------------------------------------------------------------------------------

17.  QUARTERLY FINANCIAL DATA--UNAUDITED

                                                         First        Second       Third         Fourth         Total
In thousands, except per share data                     Quarter       Quarter     Quarter       Quarter         Year
---------------------------------------------------------------------------------------------------------------------------
1998
Net sales.........................................      $165,176     $194,800    $ 193,658     $ 209,677      $ 763,311
Gross profit......................................        27,973       33,580       32,649        36,430        130,632
Operating income .................................         3,090        6,378        6,674         4,232         20,374
Net Income........................................           986        5,169        3,373         3,481         13,009
   Basic net income per share.....................           .10          .52          .34           .35           1.30
   Diluted net income per share...................           .10          .51          .33           .34           1.29
Dividends declared per share of common stock......           .10          .10          .10           .10            .40

1997
Net sales.........................................      $113,400     $188,037    $ 181,681     $ 188,179      $ 671,297
Gross profit......................................        23,148       34,771       33,321        35,428        126,668
Operating income (loss)...........................         4,942        8,600        5,403        (1,264)        17,681
Net Income........................................         1,722        3,917        2,958         1,423         10,020
   Basic net income per share.....................           .18          .40          .30           .14           1.01
   Diluted net income per share...................           .17          .39          .29           .14           1.00
Dividends declared per share of common stock......           .08          .08          .10           .10            .36

See Management's Discussion and Analysis of Results of Operations and Financial Condition for discussion of the Company's results of operations and Notes 3, 5 and 14 for a discussion of the impact of certain transactions on the 1998 and 1997 quarterly results of operations.

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



/s/ J. Dwane Baumgardner, Ph.D.
J. Dwane Baumgardner, Ph.D.
Chairman, Chief Executive Officer and President



/s/ Ronald L. Winowiecki
Ronald L. Winowiecki
Chief Accounting Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

DONNELLY CORPORATION
HOLLAND, MICHIGAN

We have audited the combined consolidated balance sheets of Donnelly Corporation and subsidiaries as of June 27, 1998 and June 28, 1997, and the related combined consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelly Corporation and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Grand Rapids, Michigan
August 6, 1998

EXHIBIT 10.21



                    Amended and Restated Operating Agreement



                                       For



                          Donnelly Electronics, L.L.C.




                                 January 1, 1998

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1.  THE LIMITED LIABILITY COMPANY......................................1
         1.1      Formation and Name...........................................1
         1.2      Character of Business........................................1
         1.3      Registered Office, Resident Agent............................1
         1.4      Principal Place of Business..................................1
         1.5      Partnership Classification...................................1

ARTICLE 2.  CAPITAL CONTRIBUTIONS AND ACCOUNTS.................................2
         2.1      Initial Contributions........................................2
         2.2      Capital Accounts.............................................2
         2.3      Interests in Capital.........................................2
         2.4      No Right to Withdraw.........................................2
         2.5      Additional Contributions.....................................3

ARTICLE 3.  ALLOCATIONS AND DISTRIBUTIONS......................................3
         3.1      Allocations of Profits and Losses............................3
         3.2      Distributions of Cash Flow...................................3
         3.3      Priority and Distribution of Assets..........................3

ARTICLE 4.  MANAGEMENT AND EXCULPATION.........................................3
         4.1      Management of Business.......................................3
         4.2      Powers of Managers...........................................4
         4.3      Time Devoted to Business.....................................5
         4.4      Information Relating to Company..............................5
         4.5      Records at Principal Place of Business.......................5
         4.6      Reimbursement of Managers....................................6
         4.7      Indemnification..............................................6
         4.8      Irrevocable Powers of Attorney...............................7

ARTICLE 5.  TRANSFERS OF INTERESTS.............................................7
         5.1      Restrictions on Transfer.....................................7
         5.2      Right of First Refusal.......................................8
         5.3      Other Transfers..............................................8
         5.4      Lapse of Option..............................................9
         5.5      Donnelly Purchase Option.....................................9
         5.6      Donnelly Call Option........................................11
         5.7      Member Put Option...........................................12
         5.8      Default, Bankruptcy, Etc....................................13
         5.9      Priority....................................................14

         5.10     Purchase Price and Terms....................................14
         5.11     Loss of Membership..........................................16
         5.12     Substitute or Additional Members............................16

ARTICLE 6.  DISSOLUTION AND TERMINATION.......................................17
         6.1      Dissolution.................................................17
         6.2      Final Accounting............................................17
         6.3      Liquidation.................................................17
         6.4      Distributions in Kind.......................................17
         6.5      Certificate of Dissolution..................................17

ARTICLE 7.  AMENDMENT TO AGREEMENT............................................17

ARTICLE 8.  NOTICES...........................................................18
         8.1      Method for Notices..........................................18
         8.2      Computation of Time.........................................18

ARTICLE 9.  GENERAL PROVISIONS................................................18
         9.1      Entire Agreement............................................18
         9.2      Construction Principles.....................................18
         9.3      Waivers.....................................................18
         9.4      Validity and Severability...................................18
         9.5      Counterparts................................................18
         9.6      Investment Representations..................................19

                    Amended and Restated Operating Agreement
                                       for
                          Donnelly Electronics, L.L.C.


     Donnelly Electronics, L.L.C., a Michigan limited liability company (the "Company"), and each person who executes this Amended and Restated Operating Agreement or a counterpart of it (the "Agreement") or who hereafter is admitted as a member of the Company in accordance with the procedures described in this Agreement (individually, a "Member," and collectively, the "Members"), enter into this Amended and Restated Operating Agreement effective as of January 1, 1998, which amends and supersedes that certain Operating Agreement of the Company dated effective July 30, 1996 (the "Original Agreement").

                    ARTICLE 1. THE LIMITED LIABILITY COMPANY

     1.1 Formation and Name. The Members have formed and hereby agree to operate the Company pursuant to the provisions of this Agreement and the Michigan Limited Liability Company Act (the "Act"). In connection with this Agreement, the Members have caused Articles of Organization that comply with the requirements of the Act to be properly filed with the Michigan Department of Commerce, and shall execute such further documents (including any necessary amendments to the Articles of Organization) and take such further action as is appropriate to comply with the requirements of law for the formation or operation of a limited liability company in all states and counties where the Company conducts its business. The name of the Company shall be Donnelly Electronics, L.L.C. The Company may conduct business under that name or such other name or names as its Members shall determine from time to time.

     1.2 Character of Business. The purposes of the Company shall be to engage in such businesses as may be agreed upon by the Members from time to time and to engage in activities incidental and related thereto for which limited liability companies may be formed under the Act (including the development, sale, and licensing of computer software and providing of professional services related to computer software and hardware).

     1.3 Registered Office, Resident Agent. The location of the registered office of the Company initially shall be 10410 N. Holly Road, Holly, Michigan 48442, and thereafter shall be such other location as the "Managers" (as defined in Section 4.1) may designate from time to time. The Company's resident agent at such address initially shall be David Taylor, and thereafter such other person as the Managers may designate from time to time.

     1.4 Principal Place of Business. The location of the principal place of business of the Company shall be its registered office, or such other place as the Managers may designate from time to time.

     1.5 Partnership Classification. The Members intend that the Company shall be operated in a manner consistent with its treatment as a "partnership" for federal and state income tax purposes. No Member shall take any action inconsistent with such intent, and the Members agree to make any amendments hereto required (in the opinion of counsel for the Company) to obtain or maintain partnership classification for tax purposes from time to time. Notwithstanding the foregoing, the Members have formed the Company as a limited liability company under the Act and specifically intend and agree that the Company not be construed as a partnership (including a limited partnership) or any other venture for purposes other than tax matters. No Member shall be construed to be a partner in the Company or a partner of any other Member or person for purposes other than tax matters, and the Articles of Organization, this Agreement and the relationships created thereby and arising therefrom shall not be construed to suggest otherwise.

                  ARTICLE 2. CAPITAL CONTRIBUTIONS AND ACCOUNTS

     2.1 Initial Contributions. Each Member initially contributed to the Company's capital the property described opposite such Member's name on Exhibit A attached hereto and by this reference made a part hereof. Each such contribution was made by such Member in exchange for receipt of such Member's interest in the Company and was made at the time of execution of the Original Agreement unless otherwise indicated on Exhibit A. Each capital contribution shall, unless otherwise consented to by the Company, be made free and clear of any liens, claims, encumbrances, options or restrictions of any type whatsoever.

     2.2 Capital Accounts. A separate capital account shall be maintained by the Company for each Member. The capital account of each Member shall be credited with each Member's capital contribution(s) (at net fair market value with respect to any contributed property) and shall be appropriately adjusted to reflect each Member's allocations of profits, gains, losses, deductions, the net fair market value of distributions made to the Member, and any other adjustments as required by section 704 of the Internal Revenue Code of 1986, as amended (the "Code"), and its accompanying regulations. No interest shall be paid on any capital account.

     2.3 Interests in Capital. The interests of the Members in the capital contributed to the Company shall be those percentages (referred to as "Sharing Ratios") shown opposite their names on Exhibit A and determined by dividing the value of each Member's capital contribution by the total value of all such capital contributions as shown on Exhibit A.

     2.4 No Right to Withdraw. A Member shall have no right to withdraw, retire or resign as a Member of the Company, except in connection with the transfer of its interest in the Company in accordance with the provisions of Article 5. No Member shall have the right to withdraw its capital contribution or to demand or receive a return of its capital contribution or any other distribution from the Company except as provided in this Agreement. Any attempted withdrawal in violation of this provision shall result in the withdrawing Member's forfeiture of any distributions from the Company, and the Company shall be entitled to receive from the withdrawing Member damages for a breach of this Agreement in excess of the amount that would otherwise be distributable to the withdrawing Member.

     2.5 Additional Contributions. Members shall not be obligated to make any additional contribution to the Company's capital. Notwithstanding the foregoing,
(a) if any court of competent jurisdiction holds that distributions (or any part thereof) received by a Member pursuant to the provisions hereof constitute a return of capital and directs that Member to pay such amount (with or without interest) to or for the account of the Company or any creditor thereof, such obligation shall be the obligation of said Member and not of any other Member or the Company, and (b) a Member shall indemnify and hold harmless the Company and each other Member from any liability or loss incurred by virtue of the assessment of any income tax with respect to such Member's allocable share of the profits or gain of the Company.

                    ARTICLE 3. ALLOCATIONS AND DISTRIBUTIONS

     3.1 Allocations of Profits and Losses. The Company's net profits or net losses shall be determined on an annual basis and shall be allocated to the Members in proportion to their Sharing Ratios, provided, however, that for federal income tax purposes, income, gain, loss, and deduction with respect to property contributed to the Company shall be allocated to take into account the variation between the federal income tax basis of the property to the Company and its fair market value at the time of its contribution to the Company pursuant to Code ss. 704(c).

     3.2 Distributions of Cash Flow. At such time or times as the Managers shall determine, the Company shall distribute to the Members in proportion to their respective Sharing Ratios the Company's available funds, which for this purpose shall mean funds the Managers determine to be in excess of those required for the payment of, or the reservation of funds for the payment of, the Company's expenses, liabilities (contingent or otherwise), capital improvements and acquisitions, and other obligations of the Company. On or before April 1 of each year, the Company shall distribute to the Members an amount equal to the pre-tax profits of the Company for the previous year, as determined for tax purposes, multiplied by the highest tax rate of any member with respect to the Company's earnings. No distribution shall be declared or made if, after giving it effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than the sum of its total liabilities.

     3.3 Priority and Distribution of Assets. Except as otherwise provided in this Agreement, no Member shall have priority over any other Member either as to the return of capital or as to profits, losses or distributions. No Member shall have the right to demand or receive property other than cash for such Member's capital or in payment of such Member's share of profits or cash flow. No distributions shall be made except in proportion to the Sharing Ratios of the Members.

                      ARTICLE 4. MANAGEMENT AND EXCULPATION

     4.1 Management of Business. The Company's business and affairs shall be run by its

"Managers", who are selected from time to time by Members holding a majority of 0the Sharing Ratios, provided that Managers shall hold, in the aggregate, at least twenty-five percent (25%) of the Sharing Ratios. The Managers shall be elected by the Members.

     Except as otherwise expressly provided by the Act or this Agreement, the Members shall take no part whatsoever in the control, management, direction, or operation of the Company's affairs and shall have no power to bind the Company. The Managers may from time to time seek advice from the Members on major policy decisions, but the Managers need not accept such advice, and at all times the Managers shall have the exclusive right to control and manage the Company, except as otherwise expressly provided by the Act or this Agreement. As to those items as to which approval, decisions, or actions of the Members are required, unless otherwise exclusively provided by law or this Agreement, the approvals, decisions and actions of Members holding a majority of the Sharing Ratios shall be binding on the Company.

     Title to the Company's assets shall be held in the Company's name.

     4.2 Powers of Managers. The approval or consent of a majority of the Managers shall constitute action of the Managers, except that the following items shall require the unanimous approval of all Managers:

          (a) The merger of the Company or the sale of substantially all of the Company's assets.

          (b) Requirement of additional capital contributions from existing Members or the acceptance of capital from new Members.

          (c) A change in the growth or nature of the business being conducted by the Company.

          (d) The approval of any transaction between the Company and any Member, any company owned or controlled by a Member or any relative of a Member.

          (e) The adoption of any business plan, budget or capital expenditure which would result in an operating loss greater than shown in the Business Plan attached as Exhibit F.

     Notwithstanding the foregoing, any decision regarding the purchase by the Company of a Company Interest (as hereinafter defined) from a Member (the "Selling Member") shall be determined by a majority of Managers who are not the Selling Member, any relative of the Selling Member or affiliated with any entity which directly or indirectly controls, is controlled by or is under common control with the Selling Member.

     The Managers, acting as provided above, have the power, on the Company's behalf, to do all things necessary or convenient to carry out the business and affairs of the Company, including the power to: (a) purchase, lease or otherwise acquire any real or personal property; (b) sell, convey, mortgage, grant a security interest in, pledge, lease, exchange or otherwise dispose or encumber any real or personal property;
(c) open one or more depository accounts and make deposits into and checks and withdrawals against such accounts; (d) borrow money, incur liabilities, and other obligations; (e) enter into any and all agreements and execute any and all contracts, documents and instruments; (f) obtain insurance covering the business and affairs of the Company and its property and on its Members; (g) commence, prosecute or defend any proceeding in the Company's name; and (h) participate with others in partnerships, joint ventures and other associations and strategic alliances. The Managers shall exercise these powers and discharge their duties in good faith, with the care an ordinarily prudent person in a like position would exercise under similar circumstances, and in a manner reasonably believed to be in the best interests of the Company.

     4.3 Time Devoted to Business. The Managers shall devote such time to the business of the Company as they, in their discretion, deem necessary for the efficient operation of the Company's business. The Managers shall not engage for their own account in any business in which the Company is involved, except as otherwise provided herein.

     4.4 Information Relating to Company. Each Member has the right and shall have access to and may inspect and copy all books, records and materials in the Company's possession regarding the Company or its activities. The exercise of the rights contained in this Article shall be at the requesting Member's expense.

     4.5 Records at Principal Place of Business. The Managers shall cause the Company to keep at its registered office the following, together with any books and records of the Company's business and affairs as required by the Act or by law:

          (a) a current list in alphabetical order of the full name and last known business street address of each Member and each Manager;

          (b) a copy of the stamped Articles of Organization and all certificates of amendment to them, together with executed copies of any powers of attorney pursuant to which any certificate of amendment has been executed;

          (c) copies of the Company's federal, state and local income tax returns and reports, if any, for the three most recent years;

          (d) copies of any financial statements of the Company, if any, for the three most recent years;

          (e) copies of this Agreement and all other operating agreements, together with copies of any amendments thereto; and

          (f) unless otherwise set forth in the Articles of Organization, a written statement setting forth:

               (1) the amount of cash and a description and statement of the agreed value of the property or services contributed by each Member and which each Member has agreed to contribute;

               (2) the times at which, or the events on the happening of which, any additional contributions agreed to be made by each Member are to be made;

               (3) any right of a Member to receive distributions which include a return of all or any part of the Member's contributions; and

               (4) any event upon the happening of which the Company is to be dissolved and its affairs wound up.

     In addition, the Managers shall maintain complete and accurate books of account of the Company's affairs at the Company's principal place of business. Such books shall be kept on such method of accounting as the Managers shall select. The Company's accounting period currently ends on December 31. The Company hereby changes its fiscal year to end on the Saturday closest to June 30 in each year, subject to approval of the Internal Revenue Service. The Managers shall cause the Company to close its books of account promptly after the close of each fiscal year and prepare and send to each Member a statement of such Member's distributive share of income and expense for federal income tax reporting purposes.

     4.6 Reimbursement of Managers. The Company shall reimburse the Managers for all substantiated direct out-of-pocket expenses they reasonably incurred and paid (or may yet incur or pay) in organizing the Company and pursuing its business and continuing its operations.

     4.7 Indemnification. Except as otherwise provided in this Article, the Company may indemnify any Manager, employee or agent of the Company who was or is a party or is threatened to be made a party to a threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative, and whether formal or informal, other than an action by or in the right of the Company, by reason of the fact that such person is or was a Manager, employee or agent of the Company, against expenses, including attorneys fees, judgments, penalties, fees and amounts paid in settlement actually and reasonably incurred by such person in connection with the action, suit or proceeding, if the person acted in good faith, with the care an ordinarily prudent person in a like position would exercise under similar circumstances, and in a manner that such person reasonably believed to be in the best interests of the Company and with respect to a criminal action or proceeding, if such person had no reasonable cause to believe such person's conduct was unlawful. To the extent that a Manager, an employee or agent of the Company has been successful on the merits or otherwise in defense of an action, suit or proceeding, such person shall be indemnified against actual and reasonable expenses, including attorneys fees, incurred by such person in connection with the action, suit or proceeding and any action, suit or proceeding brought to enforce the mandatory indemnification provided herein. Any indemnification permitted under this Article, unless ordered by a court, shall be made by the Company only as authorized in the specific case upon a determination that the indemnification is proper under the circumstances because the person to be indemnified has met the applicable standard of conduct and upon an evaluation of the reasonableness of expenses and amounts paid in settlement. This determination and evaluation shall be made by a majority vote of the Members who are not parties or threatened to be made parties to the action, suit or proceeding. Notwithstanding the foregoing, no indemnification shall be provided to any manager, employee or agent of the Company for or in connection with the receipt of a financial benefit to which such person is not entitled, voting for or assenting to a distribution to Members in violation of this Operating Agreement or the Act, or a knowing violation of law.

     4.8 Irrevocable Powers of Attorney. Each Member, by its execution of this Agreement, does irrevocably constitute and appoint David Taylor, Thomas Taylor and/or James A. Knister (the "Agent"), with full power of substitution, as its true and lawful attorney, in its name, place and stead, to execute and file Articles of Organization with the appropriate depositories and authorizes the Agent to execute, acknowledge, swear to and file (a) all amendments to this Agreement or to the Articles of Organization required by law or authorized or required by the provisions of this Agreement or the Articles of Organization;
(b) all certificates and other instruments necessary to qualify or continue the Company as a limited liability company wherein the Members have limited liability in the states where the Company may be doing business; (c) all assignments, conveyances and other instruments necessary to effect the formation and capitalization of the Company as contemplated by this Agreement; (d) all notes, mortgages, security instruments, credit agreements and other documents to reflect any borrowing that the Agent deems appropriate, including borrowing from the Agent himself; (e) all other instruments, agreements or documents that the Agent deems reasonably necessary to conduct the Company's regular business activities and to carry out the intentions of this Agreement; and (f) all conveyances and other instruments necessary to effect the Company's dissolution and termination in accordance with this Agreement. The powers of attorney granted herein shall be deemed to be coupled with an interest and shall be irrevocable and survive the death, incompetency or dissolution of any Member. In the event of any conflict between this Agreement and any instruments filed by such attorney pursuant to the power of attorney granted in this Article, this Agreement shall control.

                        ARTICLE 5. TRANSFERS OF INTERESTS

     5.1 Restrictions on Transfer. No person who holds ("Holder") an interest in the Company ("Company Interest") shall sell, exchange, assign, encumber or otherwise transfer, voluntarily or involuntarily, with or without consideration, all or part of any such Company Interest (or any interest therein), whether now held or hereafter acquired except pursuant to other terms of this Agreement, unless (a) such Holder has first given the notices and made the offers to sell as provided herein, and no such offer has been accepted, or (b) such transfer is expressly permitted by the terms of this Agreement. A Company Interest is transferable only in strict compliance with the terms of this Agreement. Any sale, exchange, assignment, encumbrance or other transfer attempted without strict compliance with this Agreement shall be null and void and confer no rights on the transferee as against the Company or any Member. A sale or transfer in compliance with this Agreement shall confer on the transferee only the rights of an assignee to the subsequent allocations and distributions of the Company, and no permitted transferee shall be admitted into the Company as a substitute or additional Member or otherwise be permitted to participate in the management and affairs of the Company, unless the conditions set forth in Article 5.12 have been satisfied.

     5.2 Right of First Refusal. If any Holder shall receive an offer for the purchase of, or otherwise desires to sell, all or part of its Company Interest, that Holder shall have the right to sell the Company Interest subject to the following limitations:

          (a) The Holder may procure a bona fide written offer, signed by the prospective purchaser and containing all terms of the offer, or the Holder may establish a price and terms upon which the Holder proposes to sell his Company Interest.

          (b) The Holder shall promptly notify, in writing, the Company and all of the Members of all terms of the offer (submitting a copy thereof if one exists) or all terms on which he proposes to sell his Company Interest, and such notice shall be deemed to constitute an offer, made by and binding on the person required to give such notice and his personal representative, estate, successors and assigns, to sell to the recipient(s) of such notice in the manner stated herein the Company Interest that is the subject of such notice.

          (c) The Company shall have the option to elect, within the longer of sixty (60) days after receipt of the notice or twenty (20) days after an appraisal is completed if one is requested, to purchase all but not less than all of that portion of the Company Interest described in the notice. The decision of the Company shall be made by the Members as provided above.

          (d) If the Company does not exercise its option to purchase, the other Members shall have, for thirty (30) days after the Company's option expires, the option to purchase all but not less than all of the Company Interest described in the notice. If more than one such other Member elects to exercise this purchase option, each such electing Member shall be entitled to purchase only that portion of the Company Interest described in the notice that corresponds to the percentage obtained by dividing such Member's Sharing Ratio by the total of the Sharing Ratios of all Members electing to purchase.

          (e) The options granted to the Company and to the other Members under this Article shall be exercisable on the same terms and conditions set forth in the notice referenced in subarticle (b).

     5.3 Other Transfers. If any Holder contemplates a disposition other than by sale, including an exchange, assignment, encumbrance, or other transfer, of a Company Interest, or if any person seeks to obtain an interest in such Company Interest, whether by execution, judgment or otherwise, the Holder, or the party seeking to obtain the interest, as the case may be, shall notify the Company and all Members of the name and address of the prospective transferee, the extent of the Company Interest to be transferred, and all terms and conditions contemplated by the transfer, and the Company and the other Members shall have options to acquire the Company Interest in accordance with the terms and conditions of the options granted in Article 5.2, except that in lieu of the price and terms referenced in Article 5.2(e), the price and terms shall be as specified in Article 5.10. Notwithstanding the foregoing, transfers by Members to spouses and children, trusts or partnerships for the benefit of such persons or to other entities controlled by the Member or by the same person controlling the Member shall not be covered by this Article 5.3 provided the transferee agrees in writing to be bound by the terms of this Agreement.

     5.4 Lapse of Option. After the expiration of the options described in Articles 5.2 and 5.3, the Holder shall be entitled to make the proposed sale, exchange, assignment, encumbrance, or other transfer to the person named in the notice, or offer the Company Interest for sale, but only upon the terms and conditions described in the notice and subject to the provisions of this Agreement. Provided, however, that if the proposed sale is being made by David Taylor or Taylor Family Investments, Inc. or by Members whose total Company Interest being sold is fifty percent (50%) or more of the Sharing Ratios, the sale will be permitted only if the purchaser of those Company Interests shall also acquire all of the Company Interests of any other Members electing to sell, at the same time for the same price and on the same terms and conditions. If the proposed sale is of Company Interests representing fifty percent (50%) or more of the Sharing Ratios, and the options in Articles 5.2 and 5.3 have not been exercised, all Members agree that they will sell all their Company Interests for the same price and on the same terms and conditions if such sale is not to any relative of any other Member or any person or organization which is directly or indirectly controlled by, controlling or under common control with any other Member, or relative of any Member and there are no employment, consulting, non-competition or similar payments to any such person.

     If such sale, exchange, assignment, encumbrance, or other transfer is not made within ninety (90) days after the expiration of the last of the options granted in this Article, the Company Interest shall automatically again become subject to the restrictions on transfer stated herein. If such sale, exchange, assignment, encumbrance or other transfer is made in compliance with this Agreement, the interest acquired by the transferee shall be merely the interest of an assignee, and not an interest as a Member approved in the manner provided in Article 5.12.

     5.5 Donnelly Purchase Option. The Company hereby grants to Donnelly an irrevocable option (the "Donnelly Purchase Option") to subscribe during the option period to purchase the interest in the Company described below ("Donnelly Option Interest") on the following terms and conditions:

          (a) Donnelly Option Interest. The Donnelly Option Interest shall be a Sharing Ratio percentage in an amount sufficient that if Donnelly has previously exercised its option granted as of July 30, 1996 (as amended) and exercises the Donnelly Purchase Option and purchases the Donnelly Option Interest, then would have a total Sharing Ratio of 60.00%.

          (b) Option Period. The Donnelly Purchase Option may be exercised at any time from July 1, 2000, until January 31, 2003.

          (c) Condition to Exercise. Donnelly may exercise the Donnelly Purchase Option only if Donnelly Corporation has previously or simultaneously exercised the purchase option granted pursuant to the Supply and Option Agreement dated as of July 30,

     1996, a copy of which is attached as Exhibit E to this Agreement and which remains in full force and effect.

          (d) Exercise Notice. The Donnelly Purchase Option shall be exercised by written notice from to the Company, specifying a date, not more than thirty (30) days after the date of the notice, on which Donnelly would pay the Donnelly Purchase Option Price.

          (e) Option Price. The Donnelly Purchase Option Price shall be equal to One Million Eight Hundred and Forty Thousand Dollars ($1,840,000) multiplied by an Adjustment Factor based upon the 2001 Adjusted Pre-Tax Earnings of the Company (as hereinafter defined). The Adjustment Factor shall be determined by the following chart:

         2001 Adjusted Pre-Tax Earnings ($mm)                  Adjustment Factor
         [to be completed based on business plan]
                  below $350,000                                      0.8

                  between $350,000 and $385,000                       0.9

                  between $385,000 and $470,000                       1.0

                  between $470,000 and $520,000                       1.1

                  above $520,000                                      1.2

                  "2001 Adjusted Pre-Tax Earnings" shall mean the earnings of the Company for the twelve months ended on the Saturday closest to June 30, 2001, prior to any interest income or interest expense and prior to federal income tax,

          (f) Payment of Purchase Price. The Donnelly Purchase Option Price shall be payable upon issuance by the Company of the membership interest to Donnelly. If Donnelly exercises the Donnelly Purchase Option and closes the purchase before the accounting has been completed for the fiscal year ended approximately June 30, 2001, the payment of the Donnelly Purchase Option Price will be deferred until such accounting has been completed. The Donnelly Purchase Option Price will be payable in cash or by conversion of outstanding promissory notes representing amounts owed by the Company to Donnelly, or a combination of both, at Donnelly's discretion. Donnelly will be obligated to pay the Donnelly Purchase Option Price and will be charged interest from the date of purchase to the date of payment at an interest rate equal to the interest rate paid on the loans by the Company to Donnelly.

          (g) Conversion to a Corporation. At any time after the exercise of the Donnelly

     Purchase Option, Donnelly shall have the right to require that the Company convert to a corporation, in which case the non-Donnelly Members of the Company shall have the right to appoint two out of five directors of the Company and actions by the directors on matters referenced in Sections 4.2(a) - (e) of this Agreement shall require the approval of at least four of the five directors of the Company. The options and obligations of the parties under this Agreement shall be applicable with and to such corporation and its stock in the same manner it is now applicable to Company Interests.

     5.6 Donnelly Call Option. Each of the Members other than Donnelly (the "Selling Members") hereby grants to Donnelly an irrevocable option (the
"Donnelly Call Option") to purchase all, but not less than all, of the outstanding Company Interests of the Selling Members (including any options to purchase interests in the Company) on the following terms and conditions:

          (a) Amount. The Donnelly Call Option may be exercised with respect to all, but not less than all, of the outstanding Company interests of the Selling Members other than Donnelly (including any options to purchase interests in the Company).

          (b) Option Exercise Period. The Donnelly Call Option may be exercised at any time after July 1, 2000.

          (c) Exercise Notice. The Donnelly Call Option shall be exercised by written notice from Donnelly to the Company and each of the Members, specifying a date, not more than sixty (60) days after the date of the notice on which Donnelly will close the transaction and pay the Donnelly Call Option Price to the Members.

          (d) Option Price. If the Donnelly Call Option is exercised between July 1, 2000, and December 31, 2000, the Donnelly Call Option Price for each Selling Member's interest in the Company shall be equal to the ratio of such Selling Member's Sharing Ratio to the Sharing Ratio of all Selling Members (the "Selling Member's Relative Ratio" - see Exhibit A-1) multiplied by $4,300,000.

          If the Donnelly Call Option is exercised after January 1, 2001, the Donnelly Call Option Price for each Selling Member's interest in the Company shall be equal to such Selling Member's Relative Ratio multiplied by the Base Value. The Base Value will depend upon the financial performance of the Company in the fiscal year ended on or about the June 30 closest to the date of exercise of the Donnelly Call Option ("Applicable Year"). If the Adjusted Pre-Tax Earnings for the Company (as described in
     Section 5.5(e)) for the Applicable Year is less than $515,000, then the Base Value will be $4,500,000. If the Adjusted Pre-Tax Earnings for the Company (as described in Section 5.5(e)) for the applicable twelve month period exceeds $515,000, then Base Value will be $4,500,000 increased by the lesser of such excess or $500,000.

          (e) Payment of Purchase Price. The closing of the transactions contemplated by the Donnelly Call Option shall occur within sixty (60) days after exercise of the option, if exercised prior to January 31, 2000; otherwise it will be closed within sixty (60) days following completion of the Company's financial statements for the applicable twelve month period. The price is payable at closing in cash and/or Donnelly Class A Common Stock, as determined by Donnelly in its sole discretion, provided that if payment is made in Donnelly Class A Common Stock, at least 50% of the aggregate Donnelly Call Option Price shall be payable in Donnelly Class A Common Stock. If Donnelly Class A Common Stock is used, the number of shares issued to each Selling Member will be equal to the portion of the Donnelly Call Option Price payable in stock divided by the closing price of the Donnelly Class A Common Stock as printed in the Wall Street Journal on the fifth trading day prior to the closing date.

     5.7 Member Put Option. Donnelly hereby grants to each of the Members other than Donnelly an irrevocable option (the "Member Put Option") to require Donnelly to purchase all, but not less than all, of the outstanding Company Interest of the Members other than Donnelly ("Selling Members") on the following terms and conditions:

          (a) Interests Sold. The Member Put Option may be exercised with respect to all, but not less than all, of the outstanding interests of the Members other than Donnelly.

          (b) Option Exercise Period. The Member Put Option may be exercised by written notice to the Company and to Donnelly at any time in the months of July through October in any year after the earlier of (i) any time after June 30, 2001, if the sum of the Adjusted Pre-Tax Earnings (Loss) of the Company plus $4,450,000 exceeds $500,000 in the previous fiscal year and such sum in the Company's current year's budget exceeds $500,000, or (ii) June 30, 2003.

          (c) Condition to Exercise. The Member Put Option may be exercised if and only if, on the date of exercise of the Member Put Option, David Taylor
     (i) is the Chief Executive Officer of the Company, (ii) has been terminated as Chief Executive Officer of the Company for any reason other than cause as defined in the Company's employment agreement with David Taylor, (iii) is deceased or has been disabled for a period of thirty (30) days or more.

          (d) Exercise Notice; Power of Attorney. The Member Put Option shall be exercised by written notice from David Taylor or Thomas Taylor to the Company and Donnelly, specifying a date, not more than thirty days after the date of the notice on which Donnelly would purchase the Selling Members' Company Interests and pay the Member Put Option Price. Recognizing that the Member Put Option must be exercised on behalf of all of the Selling Members, the Selling Members hereby irrevocably appoint David Taylor and Thomas Taylor, and either of them, with full power of substitution as their attorneys-in-fact to exercise the Member Put Option on their behalf.

          (e)  Option  Price.  The  Member  Put  Option  Price for each  Selling
     Member's

     Company Interest shall be equal to (i) such Selling Member's Relative Ratio, multiplied by (ii) the Member Put Company Value. The Member Put Company Value shall be (i) $4,500,000 if the Member Put Option is exercised during calendar 2001, (ii) $4,900,000 if the Member Put Option is exercised in calendar 2002, or (iii) $5,300,000 if the Member Put Option is exercised after December 31, 2002.

          (f) Payment of Purchase Price. Unless agreed otherwise between Donnelly and David Taylor or Thomas Taylor, the closing of the transactions contemplated by the Member Put Option shall occur within sixty (60) days after exercise of the Member Put Option, if exercised prior to January 31, 2000; otherwise it will be closed at the later of sixty (60) days after such exercise or within sixty (60) days following completion of the Company's financial statements for the applicable twelve month period. The price is payable at closing in cash and/or Donnelly Class A Common Stock, as determined by Donnelly in its sole discretion, provided that if payment is made in Donnelly Class A Common Stock, at least 50% of the aggregate Donnelly Call Option Price shall be payable in Donnelly class A Common Stock. If Donnelly Class A Common Stock is used, the number of shares issued to each Selling Member will be equal to the portion of the Donnelly call Option Price payable in stock divided by the closing price of the Donnelly Class A Common Stock as printed in the Wall Street Journal on the fifth trading day immediately preceding the closing date.

          (g) Priority of Options. In the event the Member Put Option is exercised within thirty (30) days after the Donnelly Call Option, the Member Put Option shall be applicable and the Donnelly Call Option shall be deemed not to have been exercised.

     5.8 Default, Bankruptcy, Etc. Each of the following shall constitute an event of default with respect to any Holder of a Company Interest (a "Defaulting Holder") described below:

          (a) If a Holder defaults in any of its obligations under this Agreement, and if the default continues for thirty (30) days after service of written notice by the Company to such Defaulting Holder.

          (b) If a Holder becomes insolvent or appoints or has appointed a receiver or custodian for all or a substantial portion of its assets.

          (c) If a Holder files a voluntary petition under the provisions of the Bankruptcy Code or has filed against him as the subject debtor an involuntary petition under the Bankruptcy Code and fails to obtain a dismissal of the petition within forty-five (45) days after the date of filing.

          (d) If a Holder (other than Donnelly) that is a corporation, trust, partnership, limited liability company, or other similar entity suffers a change of 50 percent or more of the ownership of the equity, securities, or other beneficial interests therein, or if there is a change in 50 percent or more of the directors, trustees, partners, or other managers or members of such entity, or if same is dissolved, liquidated, or otherwise terminated or allows to occur a sale or other transfer of substantially all of its assets, whether by merger, reorganization, or otherwise.

          (e) If a Holder's Company Interest shall be levied on for execution.

     If an event of default as described in subarticles (a) through (e) above occurs, then the other Members (the "Nondefaulting Members"), acting through the Company by majority of Sharing Ratios or acting individually shall have an option (i) to purchase all, but not less than all, of the Defaulting Holder's Company Interest at the price and on the terms specified in Article 5.10, or
(ii) to demand that the Company be liquidated and dissolved, in which case all Members shall vote in such manner as to cause such liquidation and dissolution, or (iii) to take no action with respect to the event of default. If more than one Nondefaulting Member exercises the option to purchase under this Article, the purchase option shall be allocated among them in accordance with Article 5.2(d) above.

     If the Nondefaulting Members exercise any option granted under this Article 5.8, including the option to purchase or liquidate, they shall do so by notifying the Defaulting Holder (or its legal successor) of this decision any time within one (1) year after the occurrence of the event of default, even though it may have been cured before the notice of exercise or any bankruptcy petition may have been dismissed, or otherwise discharged, after the forty-five
(45) day period specified above. The options of the Nondefaulting Members granted under this Article shall be in addition to and not in lieu of any other options, rights or remedies that may be available under this Agreement or otherwise, and any exercise of any rights granted under this Agreement shall not relieve the Defaulting Holder from any obligations accrued before the date of transfer of the Company Interest or any liability or damage to the Nondefaulting Members.

     5.9 Priority. If any event, condition or facts give rise to application or possible application of simultaneous options to purchase or otherwise act under more than one Article to any particular set of facts, the holder(s) of the option(s) to purchase shall, acting through the Company or individually, by majority in Sharing Ratios, have the option as to which Article is used to effect the purchase.

     5.10 Purchase Price and Terms.

          (a) Except as otherwise specifically provided herein, the purchase price for any Company Interest to be sold pursuant to options or requirements contained in this Agreement shall be the fair market value of the Company as determined by an independent appraiser selected and agreed upon by the selling Member and Purchaser (the "Appraiser"), multiplied by the Sharing Ratio of the Company Interest being sold. The Appraiser shall be a qualified business appraiser with experience in appraising the value of closely-held companies. The Appraiser's determination of the fair market value of the Company Interest shall be final and binding on all parties and if required may be entered in a court of competent jurisdiction.

          If the selling Member or Members and the Purchaser are unable to reasonably agree on the selection of an Appraiser within twenty (20) days after a party has requested an appraisal, then the selling Member or Members shall select a qualified business Appraiser with experience in appraising the value of close-held companies and the purchaser shall select such an appraiser within thirty
     (30) days after the request for appraisal. If either party fails to appoint an appraiser within that time, the appraiser appointed by the other party shall determine the purchase price for the Company Interests being purchased. If the Appraisers so selected can agree upon the value of the Company, that value shall be used to determine the purchase price for Company Interests being purchased. If the Appraisers so selected cannot agree on a value of the Company, they shall select and agree on a third qualified Appraiser with experience in appraising the closely-held companies, and the valuation of the Company agreed upon by at least two of the three Appraisers shall be final and binding on all parties. The Appraisers shall complete the appraisal within thirty (30) days after their appointment.

          If any part of the purchase price is funded by policies of insurance on the life of a deceased selling Member, only the cash surrender value, if any, and no part of the proceeds of such insurance, shall be counted as an asset of the Company in connection with the appraisal.

          The valuation of the Company pursuant to this Article shall be binding upon all parties to this Agreement and their successors and assigns and if required may be entered in a court of competent jurisdiction.

          Each party shall pay for its own appraiser and the costs of a jointly appointed appraiser shall be divided equally.

          (b) Except as otherwise provided herein, if a Company Interest is sold and purchased pursuant to the provisions of Articles 5.2 or 5.3 of this Agreement, the payment terms shall be as follows: The purchase price shall be paid by a down payment of twenty percent (20%) of the total purchase price with the balance being paid pursuant to a promissory note in the form of Exhibit C, requiring twenty (20) equal quarterly principal payments of principal, plus interest at a rate equal to New York Consensus Prime Rate as published in the Wall Street Journal on the day preceding the payment date, with payments commencing three (3) months following the date of closing. The promissory note may be prepaid without premium or penalty. The note shall be secured by a collateral assignment of the Company Interest being purchased in the form of Exhibit D (the "Collateral Assignment and Security Agreement"), and the purchaser of said interest shall sign such documents as the seller may reasonably request in order to perfect the security interest contemplated by said Collateral Assignment and Security Agreement.

          (c) Except as otherwise provided herein, the closing on a purchase pursuant to an option or obligation set forth in this Agreement shall occur within thirty (30) days after the purchaser's written election to purchase. The specific time and place of closing shall be specified by the purchaser.

          (d) If any Member who is an individual exercises an option to purchase or otherwise purchases a Company Interest (or any portion thereof) from any other Member and the purchase price is not paid in full in cash at the closing, such individual purchaser shall execute and deliver to the seller of such Company Interest, no later than the time of closing on such purchase, a sworn statement in writing specifying that there is a business purpose for the transaction and specifying the type of business and business purpose for which the seller's extension of credit will be used ("Business Purpose Affidavit") and such other documentation as the seller and its counsel may reasonably deem necessary in order to comply with any and all usury laws. If any rate of interest called for herein for any deferred payment sale would, in the opinion of the seller's counsel, be usurious, the seller shall have the option to request in lieu of such rate the maximum rate of interest (not exceeding the rate specified in subsection (c) above) as the seller's counsel believes to be permissible under the then applicable usury laws, and the purchaser shall comply with such request.

     5.11 Loss of Membership. Any Member who sells or transfers, or makes an ineffective transfer, the entire Company Interest of such Member, or all of the rights to allocations and distributions represented by such Company Interest, shall thereupon cease to be a Member, and all of his or its rights relating to the Company shall thereupon automatically terminate.

     5.12 Substitute or Additional Members.

          (a) A person shall be admitted as a substitute or additional Member under this Agreement only after compliance with the following:

               (i) A transfer contemplated by Article 5.4 shall be made only by written document, signed by the transferor and accepted in writing by the transferee, and a duplicate original of such document shall be delivered to the Company and be approved by the Managers and all Members (which approval may be withheld in the sole and unrestricted discretion of any Member).

               (ii) The transferee shall execute and deliver to the Company a written agreement, in form satisfactory to the Managers and Members, pursuant to which such transferee agrees to be bound by this Agreement and grants the power of attorney contained in this Agreement.

          (b) If a transfer is made in accordance with the terms of this Article, unless otherwise permitted or required by the Managers and Members and the Code, both of the following shall apply:

               (i) The effective date of such transfer shall be the date the written documents described in Article 5.12(a)(i) and (ii) are approved by the last of all of the Members and the Managers.

               (ii) The Company, the Managers, and the Members shall be entitled to treat the transferor as the absolute owner of the transferred Company Interest in all respects and shall incur no liability for distributions or allocations made pursuant to Article 3 in good faith to such transferor until such time as the effective date of such transfer as determined under Article 5.12(a)(i).

          (c) The costs incurred by the Company associated with the admission of a substitute or additional Member contemplated by this Article (including reasonable attorneys' fees) shall be borne by the transferee, and the Managers' and Members' approval of transfer may be conditioned upon payment of such costs.


                     ARTICLE 6. DISSOLUTION AND TERMINATION

     6.1 Dissolution. The Company shall be dissolved and its affairs wound up on the first to occur of the following events:


          (a) the written consent of members holding at least eighty percent (80%) of the Sharing Ratios;

          (b) the occurrence of any event or legislation making it unlawful for the Company to carry on its business; or

          (c) the time specified as the latest date for dissolution or the happening of any event specified in the Company's Articles of Organization, as amended, or any other event causing a dissolution of a limited liability company under the Act.


     6.2 Final Accounting. In case of the Company's dissolution, a proper accounting shall be made from the date of the last previous accounting to the date of dissolution.

     6.3 Liquidation. Upon the Company's dissolution, the Managers shall act or appoint someone to act, as liquidator to wind up the Company as soon as practical. The liquidator shall have full power and authority to sell, assign and encumber any or all of the Company's assets and to wind up and liquidate the Company's affairs in an orderly and prudent manner. Upon the winding up of the Company, the assets of the Company shall be distributed first to creditors to the extent permitted by law, in satisfaction of Company debts, liabilities and obligations; and then to Members, first in satisfaction of liabilities for distributions, and then in accordance with the Sharing Ratios then held. Such proceeds shall be paid to such Members within ninety (90) days after the date of winding up.

     6.4 Distributions in Kind. If the Members or a liquidator shall determine that a portion of the Company's assets should be distributed in kind to the Members, the liquidator shall distribute such assets to them in undivided interests as tenants in common in proportion to their Sharing Ratios unless otherwise agreed by all members.

     6.5 Certificate of Dissolution. Upon the completion of the distribution of Company assets, the Company shall be terminated and the Members shall execute, or cause the Company to execute, certificates of dissolution and take such other actions as may be necessary to terminate the Company.

                        ARTICLE 7. AMENDMENT TO AGREEMENT

     Amendments to this Agreement and to the Articles of Organization that are of an inconsequential nature (as determined by the Managers) and do not affect the rights of the Members in any material respect, or that are contemplated by this Agreement, may be made by the Managers through the exercise of the powers of attorney granted in Article 4.9. Any other amendment to this Agreement or to the Articles of Organization may be proposed to the Members by the Managers, but shall be adopted and become effective only if approved in writing by all persons who then are Members.

                               ARTICLE 8. NOTICES

     8.1 Method for Notices. All notices hereunder shall be sent by first class mail, postage prepaid, and addressed as set forth under each Member's signature below (except that any Member may from time to time give notice changing its address for such purpose) and shall be effective on the date of receipt or on the fifth day after mailing, whichever is earlier.

     8.2 Computation of Time. In computing any period of time under this Agreement, the day of the act, event or default from which the designated period of time begins to run shall not be included. The last day of the period so computed shall be included, unless it is a Saturday, Sunday or legal holiday, in which event the period shall run until the end of the next day which is not a Saturday, Sunday or legal holiday.

                          ARTICLE 9. GENERAL PROVISIONS

     9.1 Entire Agreement. This Agreement (a) contains the entire agreement among the parties with respect to its subject matter, (b) except as provided in
Article 7, may not be amended nor may any rights hereunder be waived except by an instrument in writing signed by every party hereto opposing any such amendment or waiver, (c) shall be construed in accordance with, and governed by, the laws of the State of Michigan, and (d) shall bind and inure to the benefit of the parties and their respective representatives, successors and assigns, except as otherwise set forth.

     9.2 Construction Principles. Words in any gender shall be deemed to include the other genders. The singular shall be deemed to include the plural and vice versa. The headings and underlined Article titles are for guidance only and shall have no significance in the interpretation of this Agreement.

     9.3 Waivers. Failure or delay of any party in exercising any right or remedy under this Agreement will not operate as a waiver of the terms of this Agreement. The express waiver by any party of a breach of any provision of this Agreement by any other party shall not operate or be construed as a waiver of any subsequent breach by such party. No waiver will be effective unless and until it is in written form and signed by the waiving party.

     9.4 Validity and Severability. If any provision of this Agreement contravenes any law and such contravention would invalidate this Agreement, or if the operation of any provision of this Agreement is determined by law, administrative regulation or otherwise to result in classification of the Company as an association taxable as a corporation for federal income tax purposes, or to make a Member generally liable for the obligations of the Company, then such provision is declared to be invalid and subject to severance from the remaining portions of this Agreement, and this Agreement shall be read and construed as through it did not contain such provision in a manner to give effect to the intention of the parties to the fullest extent possible.

     9.5   Counterparts.   This  Agreement  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Photocopies, facsimile transmissions, and other reproductions of this executed original (with reproduced signatures) shall be deemed to be original counterparts of this Agreement.

     9.6 Investment Representations. Each Member understands (a) that the interests evidenced by this Agreement have not been registered under the Securities Act of 1933, as amended, or any state securities laws (the "Securities Acts") because the Company is issuing these interests in reliance upon the exemptions from the registration requirements of the Securities Acts providing for issuance of securities not involving a public offering, (b) that the Company has relied upon the fact that the interests are to held by each Member for investment purposes only, and (c) that exemption from registration under the Securities Acts would not be available if the interests were acquired by a Member with a view to distribution.

     Accordingly, each Member hereby confirms to the Company that such Member is acquiring its interest hereunder for such own Member for investment and not with a view to the resale or distribution thereof. Each Member agrees not to transfer, sell or offer for sale any portion of such interest unless there is an effective registration or other qualification relating thereto under the Securities Acts or unless the Member delivers to the Company an opinion of counsel, satisfactory to the Company, that such registration or other qualification under such Securities Acts is not required in connection with such transfer, offer or sale. Each Member understands that the Company is under no obligation to register the interests or to assist such Member in complying with any exemption from registration under the Securities Acts if such Member should at a later date wish to dispose of any interest hereunder. Furthermore, each Member realizes that such interests are unlikely to qualify for disposition under Rule 144 of the Securities and Exchange Commission unless such Member is not an "affiliate" of the Company and the interest has been beneficially owned and fully paid for by such Member for at least three (3) years.

     Each Member represents and warrants that prior to investing or acquiring any interest in the Company, such Member and its legal or other representatives have made an independent investigation of the Company and its business and have had made available to them all information with respect thereto requested and/or needed to make an informed decision to acquire the interest. Each Member represents and warrants that it is a person possessing experience and sophistication as an investor that are adequate for the evaluation of the merits and risks of such Member's investment in the Company.

     In witness whereof, this Agreement has been executed on the dates set forth and shall become effective when executed by all Members.

                                    Donnelly Electronics, L.L.C.


                                    By /s/ David Taylor
                                         David Taylor
                                         Its Manager

                                    /s/ David Taylor
                                    David Taylor

                                    Address:          65 Chateaux DuLac
                                                      Fenton, MI  48430

                                     TAYLOR FAMILY INVESTMENTS, INC.



                                     By /s/ David Taylor
                                          David Taylor, President

                                     Address:          65 Chateaux DuLac
                                                       Fenton, MI 48430


                                     DONNELLY CORPORATION


                                     By /s/ James A. Knister
                                          James A. Knister
                                          Group Managing Director - Ventures

                                     Address:          49 W.  Third Street
                                                       Holland, MI 49423

                                     SKIVINGTON INVESTMENTS, INC.

                                     By /s/ James Skivington
                                          James Skivington

                                     Address:          1329 Hickory Hollow
                                                       Flint, MI  48532

                                     THOMAS TAYLOR INVESTMENTS, INC.


                                     By /s/ Thomas Taylor
                                          Thomas Taylor, President

                                     Address:          13092 Country Club Drive
                                                       Clio, MI  48420

                                     DILLON PROPERTIES, INC.


                                     By /s/ Gary Collins
                                          Gary Collins, President

                                     Address:          25505 W.  Twelve Mile Rd.
                                                       Suite 1900
                                                       Southfield, MI  48034

                                     WILLIAM MORGAN INVESTMENTS, INC.


                                     By /s/ William Morgan
                                          William Morgan, President

                                     Address:          13070 Country Club Drive
                                                       Clio, MI  48420


                                     /s/ David Wujciak
                                     David Wujciak

                                     Address:          15284 Bealfred
                                                       Fenton, MI  48430


                                     /s/ David Wight
                                     David Wight

                                     Address:


                                     /s/ Susan Denty
                                     Susan Denty

                                     Address:


                                     /s/ Kirk Hinkins
                                     Kirk Hinkins

                                     Address:

                                    EXHIBIT A

                                      Capital Contribution
                                        (In Cash, Unless                 Sharing
Name                                  Otherwise Specified)                Ratio
David Taylor                             $375,000                        27.727%

Taylor Family Investments, Inc.           375,000                        27.727%

Donnelly Corporation                      255,000                        18.854%

Skivington Investments, Inc.              105,000                         7.7643%

Thomas Taylor Investments,  Inc.          105,000                         7.7643%

Dillon Properties, Inc.                    27,500                         2.033%

William Morgan Investments, Inc.           22,500                         1.664%

David Wujciak                              27,500                         2.033%

David Wight                                $40,000                        2.958%

Susan Denty                                $10,000                         .739%

Kirk Hinkins                               $10,000                         .739%
                                           -------                          ----
Totals                                  $1,352,500                       100.00%
                                        ==========                      ========

                                   EXHIBIT A-1

                   Seller's Relative Ratios at January 1, 1998

                                                     Capital                                   Relative
Name                                                 Contribution                              Ratio
Dayid Taylor                                          $375,000                                 34.169%
Taylor Family Investments, Inc.                        375,000                                 34.169%
Skivington Investments, Inc.                           105,000                                  9.567%
Thomas Taylor Investments, Inc.                        105,000                                  9.567%
Dillon Properties, Inc.                                 27,500                                  2.506%
William Morgan Investments, Inc.                        22,500                                  2.050%
David Wuyciak                                           27,500                                  2.506%
David Wight                                             40,000                                  3.644%
Susan Denty                                             10,000                                   .911%
Kirk Hinkins                                            10,000                                   .911%
                                                        ------                                   -----
                                                    $1,097,500                                    100%
                                                    ==========                                 =======

     The Seller's Relative Ratios are subject to change with transfers, redemptions or issuances of Member's interests in the Company. any Member's Sharing Ratio shall be the quotient of that Member's Sharing Ratio divided by the sum of the Sharing Ratios of all members other than Donnelly.

                                    EXHIBIT B

                          LIST OF MEMBERS FOR ARTICLE V


                           David Taylor
                           Taylor Family Investments, Inc.
                           Skivington Investments, Inc.
                           Thomas Taylor Investments, Inc.
                           Dillon Properties, Inc.
                           William Morgan Investments, Inc.
                           David Wujciak

                                    EXHIBIT C

                                 PROMISSORY NOTE


$_____________________                                    ____________, Michigan
                                                            _____________, 19___


     For value received, the undersigned, ______________________________ (the "Maker"), of ________________________, promises to pay to the order of ____________________, at _________________, or such other place as the payee may designate by written notice to the Maker, the principal sum of _____________________________ Dollars ($_____________), together with interest thereon at the rate of _________________ percent (______%) per annum on the principal balance from time to time outstanding, but not in excess of the highest lawful rate.

     Payment  shall  be made  in  ___________________________  (_______  ) equal quarterly installments of principal and interest of _____________________ Dollars ($ ____________ ) each, commencing three (3) months following the above date. Each payment shall be applied first to interest and the balance to principal.

     The Maker hereby waives demand, presentment for payment, and, except as set forth below, any and all notices of protest, default, nonpayment or dishonor of this Note.

     This Note shall be governed by and construed and interpreted in accordance with the laws of the state of Michigan. In the event any provision hereof is in conflict with any statute or rule of law in the state of Michigan or is otherwise unenforceable for any reason whatsoever, then such provision shall be deemed severable from this Note, or enforceable to the maximum extent permitted by law, as the case may be, and the same shall not invalidate any other provisions hereof.

     This Note may be prepaid, in whole or in part, at any time and from time to time without premium or penalty; provided, however, that all prepayments are first applied to any accrued interest and then to the last principal payment(s) due hereunder.

     This Note is executed pursuant to an Amended and Restated Operating Agreement for Donnelly Electronics, L.L.C., dated July 1, 1998, and is secured by a Collateral Assignment and Security Agreement.

     In the event of any default in the payment of principal and/or interest when due hereunder or in the event of any default under the terms of said Operating Agreement, or Collateral Assignment and Security Agreement, and the same is not cured within thirty (30) days after written notice by the holder hereof to the Maker, then the entire principal balance plus accrued interest thereon shall, at the option of the holder hereof, become immediately due and payable without any further notice. Notice shall be delivered personally or by registered or certified mail to the Maker at the address shown above, or at such other address as the Maker shall substitute in writing to the holder hereof, and the notice period shall begin to run on the date of personal delivery or the date of posting of said notice.

     No delay or omission on the part of the holder hereof in the exercise of any right hereunder or under any agreement securing this Note shall operate as a waiver of such right or any other right; a waiver on any one occasion shall not be construed as a bar to or waiver of any such right on any future occasion.

     In the event the holder hereof institutes legal proceedings to enforce this Note or the terms of any agreement securing this Note, the holder hereof shall be entitled to collect, in addition to the indebtedness and interest specified therein, all reasonable costs and expenses of suit, including reasonable attorney fees.

     The Maker acknowledges that the indebtedness represented by this Note is for the purpose of _____________ in connection with the Maker's business as a
_______________.




                                        ________________________________________



STATE OF MICHIGAN          )
                           ) ss.
COUNTY OF                  )

     Subscribed and sworn to before me, a Notary Public in and for said County, on _________, 199__ .




                                             ___________________________________

                                             Notary Public:  ________ County, MI
                                             My Commission Expires: __________

                                    EXHIBIT D

                  COLLATERAL ASSIGNMENT AND SECURITY AGREEMENT

     For good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, ________________________ ("Assignor"), of
______________________ , hereby conditionally assigns to  ______________________
(the "Secured Party"), of ________________________ , as collateral for the payment of certain obligations under a promissory note of approximate even date (the "Note") executed by the Assignor as partial consideration for the purchase of an interest in Donnelly Electronics, L.L.C., a Michigan limited liability company (the "Company"), all interest in such Company being purchased by the Assignor (the "Company Interest").

     The occurrence of any of the following shall be deemed a default hereunder:
(a) a default in payments due under the Note beyond any grace period allowed thereunder, (b) the commencement by or against the Assignor of any proceeding in bankruptcy or insolvency (if same is not cured within forty-five (45) days after filing) or if the Assignor shall make an assignment for the benefit of its creditors or become insolvent, or (c) the emergence of any lien or encumbrance or any writ of attachment, garnishment, execution, or other legal process upon the Company Interest or any part thereof, if same is not cured within thirty
(30) days after notice from the Secured Party.

     Upon occurrence of a default hereunder, the Secured Party shall have all the rights and remedies of a secured party under the Michigan Uniform Commercial Code, as amended, and any other applicable laws, together with all rights and remedies provided for in this Collateral Assignment, and may sell the Company Interest assigned hereunder at public or private sale in such manner and for such purchase price as the Secured Party may determine. The Secured Party may purchase the Company Interest or any part thereof at any such sale. Out of the proceeds of any sale, the Secured Party may retain an amount equal to the amount due and owing under the terms of the Note plus the amount of the expenses of sale and shall pay any balance of proceeds to the Assignor. If the proceeds of sale are insufficient to pay the obligations under the Note plus expenses of sale, the Secured Party shall remain liable for the amount of the deficiency.

     If any notification of intended disposition by the Secured Party of the Company Interest is required by law, such notification, if mailed, shall be deemed reasonably and properly given if mailed at least seven (7) days before such disposition, postage prepaid, addressed to the Assignor at the address first above written or at such other address as the Assignor may have provided to the Secured Party. The rights, duties and obligations hereunder of the Secured Party and the Assignor shall, unless otherwise required by law, be governed by the provisions of the Michigan Uniform Commercial Code, as amended, and other applicable laws of the State of Michigan. The Assignor agrees to execute and file such financing statements and/or other documents as the Secured Party may reasonably request in order to perfect the Secured Party's interest.

     In the event of a default hereunder, the Assignor hereby assigns directly to the Secured Party the right to collect and apply all distributions of Company property to any and all indebtedness represented by the Note, and the Assignor hereby appoints the Secured Party as the Assignor's attorney-in-fact, which appointment is coupled with an interest and shall survive any disability of the Assignor, for the specific purpose of endorsing any checks representing such distributions and applying the proceeds thereof to the indebtedness represented by the Note and also for the purpose of doing such acts and things as may be necessary in order to carry out the intent of this Collateral Assignment, including seeking distributions from the Company and executing and filing any financing statement or continuation thereof or such other documentation as the Secured Party may deem necessary from time to time in order to perfect its security interest in the collateral assigned hereby. Notice of the exercise of the foregoing shall be given by the Secured Party to the Assignor.

     The Assignor represents and warrants that this Collateral Assignment is intended to grant to the Secured Party a first security interest in the collateral with the intention that same be perfected. Upon the Secured Party's receipt of all amounts due under the Note, the Assignor shall be entitled to have the Company Interest released from this Collateral Assignment, and the Secured Party shall execute and deliver to the Assignor such documents as the Assignor may reasonably request to evidence such release.

     This Collateral Assignment shall bind and benefit the Assignor and the Secured Party and their respective representatives, successors and assigns.

         Dated: ___________________, 199___.


Witnesses:                                            ASSIGNOR:

_______________________________


_______________________________                       __________________________


STATE OF MICHIGAN          )
                           ) ss.
COUNTY OF                  )

     The foregoing instrument was executed before me this __________ day of ____________, 199__, by _____________________.



                                             ___________________________________
                                             Notary Public, _________ County, MI
                                             My Commission Expires: ___________

                                    EXHIBIT E

                           SUPPLY AND OPTION AGREEMENT

     Option Agreement made this 30th day of July, 1996, by and between Donnelly Electronics, L.L.C., a Michigan limited liability company of 62 Chateaux DuLac, Fenton, Michigan 48430 ("Electronics") and Donnelly Corporation of 414 E. Forteith Street, Holland, Michigan 49423 ("Donnelly").

     Donnelly is a member of Electronics, has loaned money to Electronics, and proposes to be a purchaser of product from Electronics. Donnelly is prepared to commit to purchase its requirements of certain products from Electronics on terms and conditions hereinafter specified, and Electronics is prepared to grant Donnelly an option to purchase increased interests in Electronics.

     In consideration of the mutual undertakings hereinafter set forth, the parties hereto agree as follows:

     1. Requirements Contract. Donnelly hereby agrees that it will purchase from Electronics, and Electronics agrees it will manufacture and sell to Donnelly all
the  electronic   components  required  by  Donnelly  for  its  North  American automotive business, provided that all of the following conditions are met:

          (a) Electronics is currently producing or has a demonstrable ability to manufacture such products in the quantity and in the time frame required.

          (b) The price, quality and delivery of the products manufactured by Electronics are competitive in the market place.

          (c) Donnelly's customer has not directed Donnelly to use another source.

          (d) Donnelly remains a member of Electronics.

Donnelly's exclusive purchase obligation shall not apply to: (i) products also used by Donnelly outside of North America and sourced by Donnelly to one supplier which supplies that product both inside and outside of North America,
(ii) products for which Donnelly has existing contracts, or (iii) products which are proprietary to the vendor.

     2. Grant of Option. Electronics hereby grants to Donnelly an irrevocable option to subscribe during the option period to the interest in the Company described below ("Option Interest") on the following terms and conditions:

          (a) The Company Interest shall be a Sharing Ratio of 11.74% (so that if Donnelly exercised the option after the option to be granted to management (as approved by the Members on this date) have been exercised, Donnelly would have a total Sharing Ratio of 27.5%).

          (b) The option may be exercised at any time on or before July 30, 1999.

          (c) The option shall be exercised by written notice from Donnelly to Electronics, specifying a date, not more than thirty (30) days after the date of the notice on which Donnelly would pay its option price.

          (d) The Option Price shall be equal to and paid by the contribution by Donnelly to Electronics of the outstanding principal and interest on the promissory note in the original principal amount of $157,500 issued to Donnelly by Electronics on July 30, 1996, or in the event that promissory note has been prepaid, then a cash payment of $157,500, plus an amount equal to 6.75% per annum from the date hereof until payment of the Option Price. In the event there has been capital contributed to Electronics after the date hereof, the Option Price shall be adjusted upward to reflect the additional capital contribution required in order to make Donnelly's capital account with respect to the Option Interest to be the same amount per percentage of Sharing Ratio as that of the other Members on that date. The Option Price shall be payable at closing.

     3. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

     IN WITNESS WHEREOF, this Agreement has been executed this 30th day of July, 1996.

                                        DONNELLY ELECTRONICS, L.L.C.

                                        By _________________________
                                         David Taylor, Manager


                                        DONNELLY CORPORATION

                                        By _________________________
                                         James A. Knister, Senior Vice President

                                    EXHIBIT F

                                  BUSINESS PLAN

All numbers in (000)                                                                          Forecast based on Model Year Estimates
                                    Price at Model Year                                                   Unit volumes in model year
SALES                      1998        1999           2000             2001             2002              1998             1999
Compass                    $20.00      $16.00        $14.00            $ 9.50            $8.50             300              130
Mirror Display boards      $18.00      $17.00        $22.00            $21.00           $20.00              80              130
Overhead consoles          $18.50      $18.00        $17.50            $17.00           $17.00               0                0
mirror ICON's,DCA          $ 5.00       $5.00        $ 5.00            $ 5.00            $5.00               0                0
RF Products                $10.00      $10.00        $10.00            $10.00           $10.00               0                0
EC mirror boards           $ 5.00       $5.00        $ 4.50            $ 4.25            $4.25                              300
new products               $10.00      $10.00        $10.00            $10.00           $10.00              40              350

Total Sales Dollars                                                                                     $7,840           $9,290

LABOR $                    8.00%            Labor costs in 000                                            $627             $743
                                            # people production                                             31               37

                                    Material Content
Compass                    $14.00       12.00         10.00              7.00             6.75           4,200            1,560
Mirror Display boards      $14.00       12.00         13.00             12.50            11.50           1,120            1,560
Overhead consoles          $11.00       12.00         12.00             11.50            11.50               0                0
mirror ICON's,DCA           $3.00        3.00          3.00              3.00             3.00               0                0
RF Products                 $6.00        6.00          6.00              6.00             6.00               0                0
EC mirror boards            $3.00        3.00          2.50              2.50             2.50               0                0
new products                $6.50       $6.50         $6.50             $6.50            $6.50             260            2,275
                       0                                                                                     0                0
MAT'L $                                                                                                 $5,580           $6,295
Freight                     1.00%                                                                           56               63
% Matl costs                                                                                            71.89%           68.44%
COST OF GOODS SOLD, MFG                                                                                 $6,263           $7,101
GROSS PROFIT, MFG                                                                                       $1,577           $2,189
G&A Holly
Lease                                                                                                      138              138
Property Taxes                                                                                              50               60
Utilities                                                                                                   40               70
Mfg Overheads              pay                                                                              45              200
                           Other                                                                            20               20
Depreciation                                                                                               300              500
Materials                  pay                                                                             200              240
                           Other                                                                            10               10
Quality                    pay                                                                                              100
                           Other                                                                             0               50
Admin                      pay                                                                             100              200
                           Other                                                                           100              100
                                                                                                                              0
Finance                    pay                                                                              60              100
                           Other                                                                            10               20
Legal                                                                                                                       100
Personnel                  pay                                                                              50               75
                           Other                                                                             0                0
Sales                      pay                                                                             100               33
                           commission                                                                                       100
                           other                                                                             0               20
---------                  ---------                                                                   -------          -------
G&A                                                                                                     $1,223           $2,403
Operating Profit                                                                                          $354            ($214)

Product Eng, Holly         Sales                                                                          $200             $200
                           Matl                                                                             50               50
                           Pay                                                                            $600           $1,000
                           other                                                                            20               50
                           Profit                                                                        ($470)           ($900)

Product Eng, Holland       Sales                                                                                            680
                           supplies                                                                                         310
                           Pay                                                                                             2204
                           bonus                                                                                             56
                           travel                                                                                           120
                           depreciation                                                                                     157
                           other                                                                                             28
                           Corporate                                                                                       62.5
                           Rent                                                                                           217.8
                           Profit                                                                        -1070          -2475.3

Advanced Dev, Tucson       Sales                                                                                              0
                           supplies                                                                                          30
                           Pay                                                                                              316
                           bonus                                                                                             10
                           travel                                                                                            70
                           other                                                                                             16
                           Corporate                                                                                        1.5
                           Rent                                                                                              42
                           Profit                                                                                          -486

Net Profit, BT & Interest                                                                               (1,186)          (4,075)

Income taxes               40.00%                                                                            0                0
Net Income after taxes before Int                                                                        (1186)           (4075)

Receivables                                                                                                653              774
Equipment Purchases (building not included)                                                               1500              650

Cash Required (assuming operating cash = 20% sales growth, before interest + depreciation)                2386             4682
Cum Cash Required (before current year interest)                                                          2386             7068

Interest                   7.00%                                                                           167              495
Total Cash Required (Cum, with interest)                                                                                   7563
Net Income after taxes and interest                                                                     (1353)            (4570)


Assumptions:               1        Operating capital requirement assumed to be 20% of sales increase
                           2        Interest to Donnelly at 7%
                           3        Corporate rent at $18,150 per month fixed
                           4        Building expansion and/or purchase not included in projection
                           5        Donnelly or bank funds operating capital requirements
                           6        Lost compass business at Ford Truck for 99MY
                           7        Pick up Gulf States Toyota comp/temp for 99MY
                           8        Retain compass at Wixom for 99MY
                           9        In 2000MY go to MiniPod compass integrated into mirror
                          10        No cost included for CEL acquisition or overhead
                          11        No cost included for European engineering
                          12        $1,000,000 invoice received from Donnelly included in 1998
                          13        1998 does not reflect the short fiscal year as DE adopts the Donnelly fiscal year

All numbers in (000)              Forecast based on Model Year Estimates
                                                         Unit volumes in model year
SALES                        2000           2001            2002            2003          2004           2005             2006
Compass                       300           400             600             800           1000           1000             1000
Mirror Display boards         200           400             300             500            750            750              800
Overhead consoles              75           200             300             500            750            750              750
mirror ICON's,DCA               0           200             200             200            200            200              200
RF Products                     0           200             300             500            500            500              500
EC mirror boards              500           600            8800             800           1000           1000             1000
new products                  500          1500            2500            3500           4000           4500             5000

Total Sales Dollars       $17,163       $36,150         $48,600         $69,700        $86,500        $91,500          $97,500

LABOR $
Labor costs in 000         $1,373        $2,892          $3,888          $5,576         $6,920         $7,320           $7,800
# people production            69           145             194             279            346            366              390

Compass                     3,000         2,800           4,050           5,400          6,750          6,750            6,750
Mirror Display boards       2,600         5,000           3,450           6,250          9,375          9,375           10,000
Overhead consoles             900         2,300           3,450           5,750          8,625          8,625            8,625
mirror ICON's,DCA               0           600             600             600            600            600              600
RF Products                     0         1,200           1,800           3,000          3,000          3,000            3,000
EC mirror boards            1,250         1,500           2,000           2,000          2,500          2,500            2,500
new products                3,250         9,750          16,250          22,750         26,000         29,250           32,500
                  0             0             0               0               0              0              0                0
MAT'L $                   $11,000       $23,150         $31,600         $45,750        $56,850        $60,100          $63,975
Freight                       110           232             316             458            569            601              640
% Matl costs                64.73%        64.68%          65.67%          66.29%         66.38%         66.34%           66.27%

COST OF GOODS
   SOLD, MFG              $12,483       $26,274         $35,804         $51,784        $64,339        $68,021          $72,415
GROSS PROFIT, MFG          $4,680        $9,877         $12,796         $17,917        $22,162        $23,479          $25,085
G&A Holly
Lease                         138           138             138             145            145            145              145
Property Taxes                 66            73              80              88             97            106              117
Utilities                      80            90              90              90             90            100              100
Mfg Overheads
                  pay         250           300             300             300            300            300              300
                  other        20            20              20              20             20             20               20
Depreciation                  700           900            1200            1300           1300           1500             1500
Materials
                  pay         240           280             280             350            350            350              350
                  other        10            10              10              10             10             10               10
Quality
                  pay         200           200             400             500            600            600              600
                  other        50            50              50              50             50             50               50
Admin
                  pay         300           500             500             750           1000           1000             1000
                  other       200           200             300             300            300            300              300
                                0             0               0               0              0              0                0
Finance           pay         150           150             200             200            250            250              250
                  other        20            20              20              20             20             20               20
Legal                         100           100             100             100            100            100              100
Personnel
                  pay         100           150             150             150            150            150              150
                  other         0             0               0               0              0              0                0
Sales
                  pay         300           400             400             400            500            500              500
                  commission  300           300             400             600            600            600              600
                  other        30            40              40              40             40             40               40

---------                 -------        ------         -------          ------        -------        -------           ------
G&A                        $3,254        $3,921          $4,678          $5,413         $5,922         $6,141           $6,152
Operating Profit           $1,426        $5,956          $8,118         $12,504        $16,240        $17,338          $18,933

Product Eng, Holly
         Sales               $200          $200            $200            $200           $200           $200             $200
         Matl                  50            50              50              50             50             50               50
         Pay               $1,100        $1,200          $1,300          $1,400         $1,600         $1,600           $1,800
         other                100           100             250             250            250            250              250
         Profit           ($1,050)      ($1,150)        ($1,400)        ($1,500)       ($1,700)       ($1,700)         ($1,900)

Product Eng, Holland
         Sales                0.0           0.0             0.0             0.0            0.0            0.0              0.0
         supplies           325.5         341.8           358.9           376.8          395.6          415.4            436.2
         Pay               2534.6        2914.8          3352.0          3854.8         4433.0         5098.0           5862.7
         bonus               64.4          74.1            85.2            97.9          112.6          129.5            149.0
         travel             132.0         145.2           159.7           175.7          193.3          212.6            233.8
         depreciation       172.7         190.0           209.0           229.9          252.9          278.1            305.9
         other               30.8          33.9            37.3            41.0           45.1           49.6             54.6
         Corporate           65.6          68.9            72.4            76.0           79.8           83.8             87.9
         Rent               217.8         217.8           217.8           217.8          217.8          217.8            217.8
         Profit           -3543.4       -3986.4         -4492.1         -5069.9        -5730.1        -6484.8          -7347.9

Advanced Dev, Tucson
         Sales
         supplies            31.5          33.1            34.7            36.5           38.3           40.2             42.2
         Pay                347.6         382.4           420.6           462.7          508.9          559.8            615.8
         bonus               11.0          12.1            13.3            14.6           16.1           17.7             19.5
         travel              77.0          84.7            93.2           102.5          112.7          124.0            136.4
         other               17.6          19.4            21.3            23.4           25.8           28.3             31.2
         Corporate            1.6           1.7             1.7             1.8            1.9            2.0              2.1
         Rent                42.0          42.0            42.0            42.0           42.0           42.0             42.0
         Profit              -528          -575            -627            -683           -746           -814             -889

Net Profit,
  BT & Interest            (3,696)          244           1,599           5,250          8,064          8,339            8,796

Income taxes
            40.00%              0            98             640            2100           3226           3336             3518
Net Income after
  taxes before Int.         (3696)          147             959            3150           4838           5003             5278

Receivables                  1430          3013            4050            5808           7208           7625             8125
Equipment Purchases
(building not included)       100          1500            1500            1500           1200           1000             1000

Cash Required
 (assuming operating
 cash = 20% sales growth,
 before interest +
 depreciation)               5165          5107            3044            2697             37          -2885            -3161
Cum Cash Required
(before current year
interest)                   12233         17341           20385           23082          23119          20234            17073

Interest       7.00%          856          1214            1427            1616           1618           1416             1195
Total Cash Required
 (Cum, with interest)       13090         18555           21812           24698          24737          21651            18268
Net Income after
  taxes and interest        (4553)        (1067)           (467)           1534           3220           3587             4083


Assumptions:               1        Operating capital requirement assumed to be 20% of sales increase
                           2        Interest to Donnelly at 7%
                           3        Corporate rent at $18,150 per month fixed
                           4        Building expansion and/or purchase not included in projection
                           5        Donnelly or bank funds operating capital requirements
                           6        Lost compass business at Ford Truck for 99MY
                           7        Pick up Gulf States Toyota comp/temp for 99MY
                           8        Retain compass at Wixom for 99MY
                           9        In 2000MY go to MiniPod compass integrated into mirror
                          10        No cost included for CEL acquisition or overhead
                          11        No cost included for European engineering
                          12        $1,000,000 invoice received from Donnelly included in 1998
                          13        1998 does not reflect the short fiscal year as DE adopts the Donnelly fiscal year

EXHIBIT 10.22

                                    AGREEMENT


     This Agreement made as of January 1, 1998 (the "Effective Date") , by and between DONNELLY ELECTRONICS L.L.C., a Michigan limited liability company, of 10410 N. Holly Road, Holly, Michigan 48442 ("Electronics") and DONNELLY CORPORATION of 49 W. Third Street, Holland, Michigan 49423 ("Donnelly").

     Donnelly  is  a  member  of   Electronics.   The  parties   contemplate   a
restructuring of Electronics' business under which Electronics will assume Donnelly's electronics development group. The parties recognize this is for the long term benefit of Electronics, but that it will create a short-term negative cash flow. Donnelly has agreed to loan funds to Electronics in order to provide for this deficit cash flow. Donnelly, Electronics and the other members of Electronics have agreed upon various options to purchase and sell interests in Electronics as set forth in an Amended and Restated Operating Agreement, dated the date hereof.

     In consideration of the mutual undertakings hereinafter set forth, the parties hereto agree as follows:

     1. Assumption of Operations. Beginning on the effective date, Electronics will assume electronic development work currently operated by Donnelly, including personnel and facilities. The personnel, facilities and equipment are all listed on Exhibit A attached hereto.

          (a) The existing employees and independent contractors of Donnelly identified on Exhibit A ("DE Employees") shall remain employees of Donnelly but shall be leased to Electronics on the terms set forth on the Leased Employee Agreement attached as Exhibit D.

          (b) Facilities, equipment, overhead. In addition to the direct costs of the employees set forth in subparagraph (a), Electronics will pay Donnelly $18,150 per month, to be renegotiated annually beginning July 1, 1999, based on then current budgets, for the right to use Donnelly's facilities and equipment and for other overhead charges and services identified on Exhibit B.

     2. Donnelly's Electronic Development. Electronics agrees that it will perform electronic development projects for Donnelly's own product development, as requested from time to time by Donnelly. The current projects which Electronics is undertaking are listed on Exhibit C attached hereto. Electronics agrees to perform such development services at a rate equal to Electronics' costs for such services (including overhead). Electronics will invoice Donnelly monthly for the cost of those services, and Donnelly will pay such invoices within thirty (30) days.

     3. Financing Commitment. Donnelly agrees that it will loan Electronics the funds shown as being required for borrowing in the business plan attached hereto as Exhibit G, or such other business plan as is approved by Donnelly. Those funds would be loaned to Electronics through the later of June 30, 2001 or a closing under an option set forth in Section 5.6 or 5.7 of Electronics' Amended and Restated Operating Agreement, at which time Donnelly's obligation to make additional loans shall cease. The loans shall bear interest at the rate of seven percent (7%) per annum and be payable interest only on a quarterly basis until the later of June 30, 2001, or the closing under an option set forth in Section 5.6 or 5.7 of Electronics' Amended and Restated Operating Agreement, at which time the entire unpaid balance will be due and payable. The loans will be subordinated to bank financing in the ordinary course, but will be secured with a security interest in all assets of Electronics. Electronics will execute a promissory note and security agreement in the forms attached hereto as Exhibits E and F respectively.

     4. Ownership and Use of Technology. The parties contemplate that Electronics will develop proprietary technology, some of which will be related to Donnelly's business. The ownership and rights to such technology will be as follows:

          (a) All technology developed by Electronics and paid for by Donnelly will belong to Donnelly.

          (b) All other technology developed by Electronics will be owned as follows:

               (i) if the technology or its application relates to automotive rear vision, electrochromics or automotive windows, it will belong to Donnelly. Electronics will execute such assignments to Donnelly as may be requested by Donnelly from time to time, including executing patent applications and assignments of all patent rights in these fields, and will cooperate in filing for patents and protecting intellectual property rights.

               (ii) All other technology shall belong to Electronics, provided, however, that Donnelly shall have a worldwide, royalty free license to make, use and sell devices incorporated into any of its products using such technology. In addition, Electronics agrees not to sell any products using such technology, or license any other person to manufacture or sell products, which are or are used in connection with automotive rear vision products (including, but not limited to, interior and exterior automotive mirrors) or automotive windows or sun roofs.

     In the event Electronics owns technology which it does not wish to patent, Donnelly shall have the right to apply for, prosecute and maintain patents on such technology, and upon filing of an application for such patent, Electronics will execute assignments creating the technology as jointly owned technology. The same restrictions applicable to the use and sublicensing of Electronics' technology as set forth above shall be applicable to jointly held technology.

     5. Extension of Option. Pursuant to a Supply and Option Agreement between Electronics and Donnelly, dated July 30, 1996, Donnelly has an option to acquire an additional sharing ratio in Electronics, and such option may be exercised at any time on or before July 30, 1999. The exercise date in that agreement is hereby extended until January 31, 2002. All other terms of the option contained in the Supply and Option Agreement shall remain unchanged.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.


                                         DONNELLY ELECTRONICS L.L.C.

                                         By /s/ David Taylor

                                         Its Manager

                                         DONNELLY CORPORATION

                                         By /s/ James A. Knister

145652/6                                 Its  Group Managing Director - Ventures

                                    EXHIBIT A

                        Personnel, Facilities, Equipment

Personnel

         Eugenie Uhlmann                Shahrnaz Motakef
         Wayne Bracelin                 Brent Bos
         Greg Devette                   Rob Dykhouse
         Rich Hicks                     Eric Hoekstra
         Mark Kramer                    Mark Lawson
         Lisa Naber                     Eldon Nyhof
         Sue Paas                       Tom Phee
         Bill Schaefer                  Ken Schierbeek
         Ken Schofield                  Paul Tarnow
         John VanDussen                 Mike Veiseh
         Kyle Cooper                    Howard Fitzgerald
         Marc Smeyers                   Zhanbo Sun
         Rob Blank

         *Val Garza                     *Mike Kokinis
         *Gordon Lanting                *Dan Whisman

         *Independent Contractors


Facilities

         Approximately 12,700 square feet of office space in one of Donnelly's facilities in Holland, Michigan, currently being on the second floor of the 40th Street facility.


Equipment

         Furniture (including office panels), computers, telephones, copiers, facsimile machines currently existing in the space being occupied by the personnel listed above.

                                    EXHIBIT B

                     Donnelly Facility and Overhead Services



Facilities Services - housekeeping and  supervisor,  utilities,  snow and  trash
                      removal,   lawn    care,  preventative   maintenance   and
                      miscellaneous  building supplies; shared facilities.

Overhead Services -   benefits administration, accounting, payroll, HR
                      administration, general safety, systems, telecommunications, etc.

                                    EXHIBIT C

                      Current Donnelly Development Projects


         BMW vision system

                                    EXHIBIT D

                            LEASED EMPLOYEE AGREEMENT


     THIS LEASED EMPLOYEE AGREEMENT (this "Agreement") is entered into as of this 1st day of July, 1998 (the "Effective Date"), by and among DONNELLY CORPORATION, a Michigan corporation, ("Donnelly") and DONNELLY ELECTRONICS, L.L.C., a Michigan limited liability company (the "Company").

                                    RECITALS:

     WHEREAS, Donnelly Corporation is a member of the Company pursuant to an Amended and Restated Operating Agreement of the Company dated July 1, 1998 (the "Operating Agreement"); and

     WHEREAS, the parties desire that the Company shall lease and may eventually employ those Donnelly employees associated with Donnelly's electronics business identified on Schedule A attached hereto;

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    ARTICLE 1
                         ASSIGNMENT OF LEASED EMPLOYEES

     1.1 "Leased Employees" shall mean those persons identified on Schedule A who are employed by Donnelly as of the Effective Date and who have been assigned to the Company.

     1.2 Assignment of Leased Employees. Effective as of the Effective Date, Donnelly hereby assigns the Leased Employees identified on Schedule A who are currently employed by Donnelly to perform the services performed by such Leased Employees immediately prior to the Effective Date ("Services") for the term of this Agreement. No additional Donnelly employees will be assigned to the Company as Leased Employees under this Agreement without the agreement of both parties. All employees hired after the Effective Date will be employees of the Company, not Leased Employees, unless otherwise agreed.

     1.3 Employee Compensation. While a Leased Employee is performing Services under this Agreement, Donnelly will pay all wages and compensation and provide all benefits to the Leased Employee, subject to payment by the Company for the Services as provided by this Agreement. Leased Employees will be compensated in accordance with Donnelly compensation practices.

     1.4 Status. The Leased Employees assigned to perform Services for the Company are solely the employees of Donnelly and nothing contained in this Agreement shall be construed to create any other relationship between the parties. Donnelly has recruited, interviewed, tested, selected, hired and trained the Leased Employees. Donnelly will maintain all necessary payroll and personnel records and compute wages and withhold applicable federal, state and local taxes and social security payments for the Leased Employees. Donnelly and the Company shall cooperate to discipline, review and evaluate employees. The Company may terminate the services of any Leased Employee being provided to the Company by notifying Donnelly, in which case Donnelly shall no longer assign such person to perform services for the Company. Donnelly has sole responsibility to determine compensation and terminate Leased Employees assigned pursuant to this Agreement, but Donnelly shall consult with the Company prior to effecting any changes of compensation or benefits.

                                    ARTICLE 2
                       PAYMENTS BY THE COMPANY TO DONNELLY

     2.1 Payment. The Company agrees to pay Donnelly an amount equal to Donnelly's direct costs (wages, compensation, withholding and employment taxes, and bonuses) of employing the Leased Employees to perform the Services and an amount equal to Donnelly's indirect actual costs related and appropriately allocated to the Leased Employees, including, but not limited to, employee benefits, Employees' compensation insurance, and payments to the Michigan Employment Security Commission. Donnelly shall submit to the Company monthly invoices for the Services, which invoices shall be due and payable within seven
(7) days of receipt.

                                    ARTICLE 3
                     WORKERS' COMPENSATION AND OTHER MATTERS

     3.1 Workers' Compensation. Donnelly shall maintain, at its expense, workers' compensation insurance for Leased Employees, covering any compensable work-related injuries or illnesses they sustain on the premises owned or leased by the Company during their work assignment. Donnelly shall provide a copy of the workers' compensation insurance certificate annually on its renewal date to the Company.

     3.2 OSHA. The Company will provide Donnelly with all information required under the Occupational Safety and Health Act, or other applicable laws, regarding any work- related injuries or illnesses sustained by Leased Employees while on Company premises during their work assignment.

     3.3 General Liability Insurance. Donnelly shall maintain, at its expense, general liability insurance to cover the tortious actions or negligence of Leased Employees while on the premises of Donnelly or the Company during their work assignment. Donnelly shall provide a copy of the liability insurance certificate annually on its renewal date to the Company.

     3.4 Unemployment Benefits. Donnelly shall be responsible for unemployment benefits for Leased Employees.

     3.5 Drug/Alcohol Policy. Leased Employees will be subject to Donnelly's Employee Alcohol and Drug Testing policy. Donnelly will notify the Company if a Leased Employee is selected for a drug and alcohol test, and will coordinate with the Company the scheduling of the test. Donnelly will pay for the cost of the aforementioned tests, and will recommend to the Company what disciplinary action must be taken in the event of a positive test result.

     3.6 Employment Laws. Donnelly and the Company shall comply with the Americans with Disabilities Act, the Civil Rights Act, the Age Discrimination in Employment Act, the Fair Labor Standards Act, and other applicable state and federal labor and employment laws.

     3.7 Safety. The Company shall provide the Leased Employee with (i) a suitable workplace which complies with all applicable safety and health standards, statutes and ordinances, (ii) all necessary information, training and safety equipment with respect to hazardous substances, and (iii) adequate instructions, assistance, supervision, and time to perform the services requested of them. The Company is responsible for all claims, losses, damages and expenses concerning (i) hazardous substances and all other pollutants and contaminants present at or released from the workplace which the Company provides for the Leased Employees, or (ii) any violations of applicable safety or health standards, statutes and ordinances.

     3.8 Employee Records. Personnel files for Leased Employees will be maintained by Donnelly. The Company shall provide performance feedback to Leased Employees and will provide Donnelly with written documentation of such feedback. All information contained in personnel files for Leased Employees will be available to appropriate staff of the Company on request. For each Leased Employee that becomes an employee of the Company, that employee's complete personnel file with be transferred to the Company.

                                    ARTICLE 4
                                 INDEMNIFICATION

     Donnelly shall indemnify and hold harmless the Company, its agents and employees from and against any and all claims, losses, actions, damages, expenses, and all other liabilities, including but not limited to attorney's fees, arising out of or resulting from a Leased Employee's willful misconduct or reckless performance of or failure to perform the work within the scope of the assignment hereunder to the extent any such claim, loss, action, damage, expense or other liability is attributable to bodily injury to or death of any person or damage to or destruction of any property, whether belonging to the Company or to another provided, however, that Donnelly shall not be liable for any injury, death, damage or destruction to the extent caused by the negligent or willful acts or omissions of the Company, its agents, employees or contractors. The Company shall give notice in writing to Donnelly of any such claim, loss, action, damage, expense or other liability within 15 days after discovery of the event upon which the claim may be based or the learning of such claim, whichever occurs first.

                                    ARTICLE 5
                                  CONSTRUCTION

     5.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without giving effect to any applicable principles of conflicts of laws.

     5.2 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered
(i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

              To Donnelly:              Donnelly Corporation
                                        49 W.  Third St.
                                        Holland, Michigan 49423
                                        Attention: James Knister
                                        Telecopy No. (616) 786-6239

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

              To the Company:           Donnelly Electronics LLC
                                        10410 N.  Holly Road
                                        Holly, Michigan 48442
                                        Attention: David C.  Taylor
                                        Telecopy No.(810) 606-0147

     5.3 Severability. If any provision of this Agreement shall be conclusively determined by a court of competent jurisdiction to be invalid or unenforceable to any extent, the remainder of this Agreement shall not be affected thereby.

     5.4 Binding Effect. Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the parties, their respective successors, legal representatives and permitted assigns.

     5.5 No Third Party Rights. This Agreement is intended to create enforceable rights between the parties hereto only, and creates no rights in, or obligations to, any other Persons whatsoever.

     5.6 Time is of Essence. Time is of the essence in the performance of each and every obligation herein imposed.

     5.7 Schedules; Incorporation by Reference. Any reference to a Schedule or Exhibit to this Agreement contained herein shall be deemed to include any Schedules to such Exhibit. Each of the Exhibits and Schedules to this Agreement, and each Schedule to such Exhibits, is hereby incorporated by reference in this Agreement as if such Schedules and Exhibits were set out in full in the text of this Agreement.

     5.8 Term. This Agreement shall be for an indefinite term and may be canceled only by written agreement executed by duly authorized officers of the parties hereto.

     5.9 Amendments. This Agreement may not be amended except by written agreement executed by duly authorized officers of all of the parties hereto.

     5.10 Entire Agreement; Section Headings. This Agreement, the Operating Agreement, the agreements contemplated thereby, and any other related written agreement between the parties hereto constitute the entire Agreement among the parties hereto relating to the subject matter hereof and supersede all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall be affect in any way the meaning or interpretation of this Agreement.

     5.11 Assignment. This Agreement and each and every covenant, term and condition hereof shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns. Except as otherwise specifically provided in this Agreement or the Operating Agreement (particularly
Section 9.2(a) thereof), neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party (other than an Affiliate of the Member) without the prior written consent of all the parties to this Agreement.

     5.12 Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or relating to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute (excluding business decisions to be voted on by Members or Directors) arises among the Members under this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one Member to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If he or she will not, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either Member may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing Member as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Flint, Michigan or Grand Rapids, Michigan at the election of the Member not giving the Arbitration Notice.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                  DONNELLY CORPORATION
                                  ("Donnelly")


                                  By____________________________________________
                                     James Knister, Managing Director - Ventures

                                  DONNELLY ELECTRONICS, LLC

                                  By
                                      David Taylor, President

::ODMA\PCDOCS\GRR\145652\6

                                   SCHEDULE A


                                List of Employees


         Eugenie Uhlmann                Shahrnaz Motakef
         Wayne Bracelin                 Brent Bos
         Greg Devette                   Rob Dykhouse
         Rich Hicks                     Eric Hoekstra
         Mark Kramer                    Mark Lawson
         Lisa Naber                     Eldon Nyhof
         Sue Paas                       Tom Phee
         Bill Schaefer                  Ken Schierbeek
         Ken Schofield                  Paul Tarnow
         John VanDussen                 Mike Veiseh
         Kyle Cooper                    Howard Fitzgerald
         Marc Smeyers                   Zhanbo Sun
         Rob Blank

         *Val Garza                     *Mike Kokinis
         *Gordon Lanting                *Dan Whisman

         *Independent Contractors

                                    EXHIBIT E
                                 PROMISSORY NOTE

$10,000,000.00                                                   Holly, Michigan
                                                                    July 1, 1998

     For value received, the undersigned, DONNELLY ELECTRONICS L.L.C., a Michigan limited liability company, of 10410 N. Holly Road, Holly, Michigan 48442 (the "Borrower"), hereby promises to pay to the order of DONNELLY CORPORATION, a Michigan corporation, at 49 W. Third Street, Holland, MI 49423, or such other place as the holder hereof may designate by written notice to the Borrower, in lawful money of the United States of America and in immediately available funds, the principal sum of Ten Million Dollars ($10,000,000) to such lesser sum as advanced from time to time and recorded on Schedule A attached hereto or a copy thereof and initialed by Borrower, together with interest thereon at the rate of seven percent (7%) per annum on the principal balance from time to time outstanding.

     This Note shall be paid in quarterly installments of interest only commencing on September 30, 1998, and continuing on each December 31, March 31, June 30 and September 30 thereafter, with the entire principal balance, plus accrued interest thereon, being due and payable in full on the later of June 30, 2001 or the closing under the "put" or "call" options set forth in Electronics' Amended and Restated Operating Agreement.

     This Note may be prepaid, in whole or in part, at any time and from time to time without premium or penalty; provided, however, that all prepayments are first applied to any accrued interest and then to the last principal payment(s) due hereunder. As provided in Section 5.5(f) of Borrower's amended and Restated Operating Agreement, the holder hereof shall be permitted to reduce the balance of this Note in consideration of payments due to Borrower for the purchase of an additional Sharing ratio in Borrower.

     This Note will be subordinate to loans made to the borrower from any bank which is the Borrower's principal lending bank.

     This Note is secured by a Security Agreement of even date (the "Security Agreement").

     In the event of any default in payment of principal and/or interest when due hereunder or in the event of any default or upon the occurrence of any event of default under the terms of the Security Agreement or any other agreement securing this Note, and any such default is not cured within twenty (20) days after the holder provides written notice thereof to the Borrower, then the entire principal balance plus accrued interest thereon shall, at the option of the holder, become immediately due and payable without any further notice. Notice shall be delivered by registered or certified mail to the Borrower at the address shown above, or at such other address as the Borrower shall substitute in writing to the holder, and the notice period shall begin to run on the date of mailing of said notice.

     No delay or omission on the part of the holder in the exercise of any right hereunder or under any agreement securing this Note shall operate as a waiver of such right or any other right; a waiver on any one occasion shall not be construed as a bar to or waiver of any such right on any future occasion.

     In the event the holder hereof institutes legal proceedings to enforce this Note or the terms of any agreement securing this Note, the holder shall be entitled to collect, in addition to the indebtedness and interest specified therein, all reasonable costs and expenses of suit, including reasonable attorney fees.

     The Borrower and any guarantors and endorsers and all persons liable or to become liable under this Note and/or any agreement securing this Note hereby severally waive demand, presentment for payment, and any and all notices of protest, default, nonpayment, or dishonor of this Note and hereby consent to any and all extensions of time for the payment or renewals hereof.

     This Note shall be governed by and construed and interpreted in accordance with the laws of the State of Michigan. In the event any provision hereof is in conflict with any statute or rule of law in the State of Michigan or is otherwise unenforceable for any reason whatsoever, then such provision shall be deemed severable from this Note, or enforceable to the maximum extent permitted by law, as the case may be, and the same shall not invalidate any other provisions of this Note.


                                   DONNELLY ELECTRONICS L.L.C.


                                   By:  ____________________________________
                                        Its: Manager


::ODMA\PCDOCS\GRR\174199\1

                                   SCHEDULE A

                              Loan Extensions from
                Donnelly Corporation to Donnelly Electronics LLC



                   Amount                Total
Date              Advanced               Loan         Debtor Initials








::ODMA\PCDOCS\GRR\174199\1

                                    EXHIBIT F

                               SECURITY AGREEMENT


     THIS SECURITY AGREEMENT is made as of ___________, 1998, between DONNELLY CORPORATION, a Michigan corporation, of 49 W. Third Street, Holland, Michigan 49423 (the "Secured Party") and DONNELLY ELECTRONICS L.L.C., a Michigan limited liability company, of 10410 N. Holly Road, Holly, Michigan 48442 (the "Debtor").

                                    ARTICLE 1
                           GRANT OF SECURITY INTEREST

     To secure the payment of all indebtedness owing to Secured Party by Debtor, including, without limitation, a promissory note in the original principal amount of $__________ and the performance of all obligations of the Debtor under this Agreement (collectively, the "Indebtedness"), the Debtor grants the Secured Party a security interest in all of the following which are hereinafter referred to collectively as the "Collateral": all assets owned by Debtor, including all goods, inventories, equipment, accounts, chattel paper and general intangibles. This Agreement is subordinate to any security interest of Old Kent bank or any other bank which is the Debtor's principal commercial bank ("the Bank") in Debtor's assets.

                                    ARTICLE 2
                         REPRESENTATIONS AND WARRANTIES

     The Debtor represents and warrants to the Secured Party as follows:

     2.1 Ownership; No Other Liens. The Debtor is the owner of the Collateral; except for any security interest granted to the Bank in Debtor's assets, there is no other lien, security interest, or encumbrance on any of the Collateral; and except for any financing statement filed with respect to any interest of the Bank, no financing statement is now on file in any public office covering any of the Collateral, except in favor of the Secured Party.

     2.2 Location of Business and Collateral; Identification Number. The Debtor's principal place of business is located at the address set forth above and the tangible items of Collateral covered by this Agreement are situated, and at all times will remain, at that location. The Debtor's Federal Employer Identification Number is .

     2.3 Continuing Security Interest. The Debtor represents that it intends and understands that the security interest in the Collateral granted hereby shall be a continuing security interest to secure payment of all Indebtedness, whether now existing or which may hereafter be incurred by future advances or otherwise, and whether or not such Indebtedness is related to any transaction described in this Agreement, by class or kind, or whether or not contemplated by the parties as of the date hereof. Notice of the continuing nature of this security interest shall not be required to be stated on the face of any document representing any such Indebtedness, nor need such Indebtedness otherwise be identified as being secured hereby.

     2.4 Subordination. The Secured Party acknowledges that the security interest granted in the Agreement is subordinate to the security interest of the Bank in Debtor's assets.

                                    ARTICLE 3
                  COVENANTS, AGREEMENTS, AND RIGHTS OF PARTIES

     3.1 Restrictions upon the Disposition of Collateral. The Debtor shall not sell, assign, or transfer any of the Collateral, except for inventories in the ordinary course of business, or cause or permit any other lien, security interest, or encumbrance to be placed on any of the Collateral other than the security interest of the Bank.

     3.2 Condition of the Collateral; Insurance. The Debtor shall maintain all tangible Collateral in good condition and repair and shall cause the same to be continuously insured in an amount equal to the full insurable value thereof for the benefit of the Secured Party and the Debtor as their interests may appear. Such insurance shall name the Secured Party as loss payee and shall not be subject to cancellation or reduction in coverage without thirty (30) days prior written notice to the Secured Party. Certificates of insurance shall be provided to the Secured Party upon request.

     3.3 Taxes; Use. The Debtor shall pay promptly when due all taxes and assessments upon the Collateral or for its use or operation. The Debtor shall not use the Collateral unlawfully or improperly.

     3.4 Secured Party's Rights to Perform. The Secured Party may, but shall have no obligation to: discharge taxes, liens, security interests, or other encumbrances at any time levied or placed upon the Collateral; pay for the maintenance and preservation of the Collateral; obtain and/or pay for insurance on the Collateral; and cause to be performed for and in behalf of the Debtor any obligations of the Debtor hereunder which the Debtor has failed or refused to perform. The Debtor shall reimburse the Secured Party upon demand for all payments made and all expenses incurred by the Secured Party pursuant to this Paragraph 3.4, with interest, from the date paid or incurred by the Secured Party, at the highest rate permitted by law.

                                    ARTICLE 4
                                EVENTS OF DEFAULT

     Upon the occurrence of any of the following events of default, any part or all of the Indebtedness shall, at the option of the Secured Party, become immediately due and payable without notice or demand:

     4.1 Default on Indebtedness. If the Debtor shall default in the payment when due, whether by acceleration or otherwise, of any of the Indebtedness; if the Debtor shall default in the performance or observance of any obligation or covenant under this Security Agreement; or if Debtor shall default in the performance or observance of any obligation or covenant with respect to any senior security interest of the Bank.

     4.2 False Warranty or Representation. If any warranty or representation made by the Debtor in this Agreement or in any other document given in connection with the Indebtedness, or in any guaranty or other document given in connection therewith, shall be false or inaccurate in any material respect when made.

     4.3 Lien on Collateral. If any valid lien or encumbrance or any writ of attachment, garnishment, execution, or other legal process shall at any time be placed upon any part of the Collateral.

                                    ARTICLE 5
                              REMEDIES UPON DEFAULT

     5.1 Remedies Generally. Upon the occurrence of an event of default as defined in Article 4 hereof, the Secured Party shall have all the rights and remedies of a secured party under the Michigan Uniform Commercial Code and any other applicable laws, together with all rights and remedies provided for in this Security Agreement. In addition thereto, upon the occurrence of an event of default, the Secured Party may require the Debtor to assemble the Collateral and any proceeds thereof and deliver same to the Secured Party at a place to be designated by the Secured Party which is reasonably convenient to both parties, and the Debtor agrees that the Secured Party shall have the right to peacefully retake any of the Collateral without judicial hearing prior to such retaking, including the right to enter upon the Debtor's premises for such purpose. All rights and remedies of the Secured Party shall be cumulative and may be exercised from time to time.

     5.2 Disposition of Collateral; Deficiency. The Secured Party may dispose of the Collateral and proceeds in any commercially reasonable manner and the Debtor shall be liable for any deficiency.

     5.3 Payment of Expenses. The Debtor shall pay the Secured Party on demand all expenses, including reasonable attorneys' fees and legal expenses paid or incurred by the Secured Party in protecting and enforcing the rights of and obligations to the Secured Party under any provision of this Agreement, including its right to take possession of the Collateral and proceeds thereof from the custody of the Debtor or any trustee or receiver in bankruptcy or any other person. All such expenses shall become part of the Indebtedness and shall bear interest from the date paid or incurred by the Secured Party at the highest rate permitted by law.

     5.4 Notice of Sale. Any notice required to be given by the Secured Party to the Debtor with respect to the sale or other disposition of the Collateral shall be deemed reasonable if mailed, in the manner set forth in Paragraph 6.2 below, at least seven (7) days before the time of such sale or other disposition.

                                    ARTICLE 6
                                  MISCELLANEOUS

     6.1 Financing Statements. At the request of the Secured Party, the Debtor shall join with the Secured Party in executing one or more financing statements and continuation statements, in form satisfactory to the Secured Party, and shall pay the cost of filing the same in all public offices, wherever filing is deemed by the Secured Party to be necessary or desirable.

     6.2 Manner of Notice. All notices to the Debtor or Secured Party shall be deemed to be effectively given when sent by first class mail, postage prepaid, to the addresses set forth above, or to such other addresses as the parties may designate by notice as provided in this Paragraph 6.2.

     6.3 No Waiver. No delay on the part of the Secured Party in the exercise of any right or remedy shall operate as a waiver thereof and no single or partial exercise by the Secured Party of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy.

     6.4 Definitions; Applicable Law. All terms used herein, unless otherwise defined or the context otherwise requires, shall have the meanings given to them by the Michigan Uniform Commercial Code, which, together with other applicable laws of the state of Michigan, shall govern this Agreement and the interpretation thereof.

     6.5 Captions. The captions to the various Paragraphs hereof have been inserted for convenience only and shall not be deemed a part of this Agreement.

     6.6 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Debtor and the Secured Party and their respective successors and assigns.

     6.7 Entire Agreement; Amendment. This Agreement sets forth the entire agreement of the parties as to the subject matter hereof and may not be amended except in writing and executed by the parties hereto.

     6.8 Severability. In the event any provision hereof is in conflict with any statute or rule of law in the State of Michigan or is otherwise unenforceable for any reason whatsoever, then such provision shall be deemed severable from or enforceable to the maximum extent permitted by law, as the case may be, and the same shall not invalidate any other provisions hereof.

     IN WITNESS WHEREOF, the Debtor and the Secured Party have executed this Security Agreement as of the day and year first above written.

                                                SECURED PARTY:

                                                DONNELLY CORPORATION

                                                By:
                                                   James A.  Knister
                                                   Managing Director, Ventures


                                                DEBTOR:

                                                DONNELLY ELECTRONICS L.L.C.

                                                By:

                                                Its: Manager



::ODMA\PCDOCS\GRR\174209\1

                                   EXHIBIT G

                                  BUSINESS PLAN

All numbers in (000)                                                                          Forecast based on Model Year Estimates
                                    Price at Model Year                                                   Unit volumes in model year
SALES                      1998        1999           2000             2001             2002              1998             1999
Compass                    $20.00      $16.00        $14.00            $ 9.50            $8.50             300              130
Mirror Display boards      $18.00      $17.00        $22.00            $21.00           $20.00              80              130
Overhead consoles          $18.50      $18.00        $17.50            $17.00           $17.00               0                0
mirror ICON's,DCA          $ 5.00       $5.00        $ 5.00            $ 5.00            $5.00               0                0
RF Products                $10.00      $10.00        $10.00            $10.00           $10.00               0                0
EC mirror boards           $ 5.00       $5.00        $ 4.50            $ 4.25            $4.25                              300
new products               $10.00      $10.00        $10.00            $10.00           $10.00              40              350

Total Sales Dollars                                                                                     $7,840           $9,290

LABOR $                    8.00%            Labor costs in 000                                            $627             $743
                                            # people production                                             31               37

                                    Material Content
Compass                    $14.00       12.00         10.00              7.00             6.75           4,200            1,560
Mirror Display boards      $14.00       12.00         13.00             12.50            11.50           1,120            1,560
Overhead consoles          $11.00       12.00         12.00             11.50            11.50               0                0
mirror ICON's,DCA           $3.00        3.00          3.00              3.00             3.00               0                0
RF Products                 $6.00        6.00          6.00              6.00             6.00               0                0
EC mirror boards            $3.00        3.00          2.50              2.50             2.50               0                0
new products                $6.50       $6.50         $6.50             $6.50            $6.50             260            2,275
                       0                                                                                     0                0
MAT'L $                                                                                                 $5,580           $6,295
Freight                     1.00%                                                                           56               63
% Matl costs                                                                                            71.89%           68.44%
COST OF GOODS SOLD, MFG                                                                                 $6,263           $7,101
GROSS PROFIT, MFG                                                                                       $1,577           $2,189
G&A Holly
Lease                                                                                                      138              138
Property Taxes                                                                                              50               60
Utilities                                                                                                   40               70
Mfg Overheads              pay                                                                              45              200
                           Other                                                                            20               20
Depreciation                                                                                               300              500
Materials                  pay                                                                             200              240
                           Other                                                                            10               10
Quality                    pay                                                                                              100
                           Other                                                                             0               50
Admin                      pay                                                                             100              200
                           Other                                                                           100              100
                                                                                                                              0
Finance                    pay                                                                              60              100
                           Other                                                                            10               20
Legal                                                                                                                       100
Personnel                  pay                                                                              50               75
                           Other                                                                             0                0
Sales                      pay                                                                             100               33
                           commission                                                                                       100
                           other                                                                             0               20
---------                  ---------                                                                   -------          -------
G&A                                                                                                     $1,223           $2,403
Operating Profit                                                                                          $354            ($214)

Product Eng, Holly         Sales                                                                          $200             $200
                           Matl                                                                             50               50
                           Pay                                                                            $600           $1,000
                           other                                                                            20               50
                           Profit                                                                        ($470)           ($900)

Product Eng, Holland       Sales                                                                                            680
                           supplies                                                                                         310
                           Pay                                                                                             2204
                           bonus                                                                                             56
                           travel                                                                                           120
                           depreciation                                                                                     157
                           other                                                                                             28
                           Corporate                                                                                       62.5
                           Rent                                                                                           217.8
                           Profit                                                                        -1070          -2475.3

Advanced Dev, Tucson       Sales                                                                                              0
                           supplies                                                                                          30
                           Pay                                                                                              316
                           bonus                                                                                             10
                           travel                                                                                            70
                           other                                                                                             16
                           Corporate                                                                                        1.5
                           Rent                                                                                              42
                           Profit                                                                                          -486

Net Profit, BT & Interest                                                                               (1,186)          (4,075)

Income taxes               40.00%                                                                            0                0
Net Income after taxes before Int                                                                        (1186)           (4075)

Receivables                                                                                                653              774
Equipment Purchases (building not included)                                                               1500              650

Cash Required (assuming operating cash = 20% sales growth, before interest + depreciation)                2386             4682
Cum Cash Required (before current year interest)                                                          2386             7068

Interest                   7.00%                                                                           167              495
Total Cash Required (Cum, with interest)                                                                                   7563
Net Income after taxes and interest                                                                     (1353)            (4570)


Assumptions:               1        Operating capital requirement assumed to be 20% of sales increase
                           2        Interest to Donnelly at 7%
                           3        Corporate rent at $18,150 per month fixed
                           4        Building expansion and/or purchase not included in projection
                           5        Donnelly or bank funds operating capital requirements
                           6        Lost compass business at Ford Truck for 99MY
                           7        Pick up Gulf States Toyota comp/temp for 99MY
                           8        Retain compass at Wixom for 99MY
                           9        In 2000MY go to MiniPod compass integrated into mirror
                          10        No cost included for CEL acquisition or overhead
                          11        No cost included for European engineering
                          12        $1,000,000 invoice received from Donnelly included in 1998
                          13        1998 does not reflect the short fiscal year as DE adopts the Donnelly fiscal year

All numbers in (000)              Forecast based on Model Year Estimates
                                                         Unit volumes in model year
SALES                        2000           2001            2002            2003          2004           2005             2006
Compass                       300           400             600             800           1000           1000             1000
Mirror Display boards         200           400             300             500            750            750              800
Overhead consoles              75           200             300             500            750            750              750
mirror ICON's,DCA               0           200             200             200            200            200              200
RF Products                     0           200             300             500            500            500              500
EC mirror boards              500           600            8800             800           1000           1000             1000
new products                  500          1500            2500            3500           4000           4500             5000

Total Sales Dollars       $17,163       $36,150         $48,600         $69,700        $86,500        $91,500          $97,500

LABOR $
Labor costs in 000         $1,373        $2,892          $3,888          $5,576         $6,920         $7,320           $7,800
# people production            69           145             194             279            346            366              390

Compass                     3,000         2,800           4,050           5,400          6,750          6,750            6,750
Mirror Display boards       2,600         5,000           3,450           6,250          9,375          9,375           10,000
Overhead consoles             900         2,300           3,450           5,750          8,625          8,625            8,625
mirror ICON's,DCA               0           600             600             600            600            600              600
RF Products                     0         1,200           1,800           3,000          3,000          3,000            3,000
EC mirror boards            1,250         1,500           2,000           2,000          2,500          2,500            2,500
new products                3,250         9,750          16,250          22,750         26,000         29,250           32,500
                  0             0             0               0               0              0              0                0
MAT'L $                   $11,000       $23,150         $31,600         $45,750        $56,850        $60,100          $63,975
Freight                       110           232             316             458            569            601              640
% Matl costs                64.73%        64.68%          65.67%          66.29%         66.38%         66.34%           66.27%

COST OF GOODS
   SOLD, MFG              $12,483       $26,274         $35,804         $51,784        $64,339        $68,021          $72,415
GROSS PROFIT, MFG          $4,680        $9,877         $12,796         $17,917        $22,162        $23,479          $25,085
G&A Holly
Lease                         138           138             138             145            145            145              145
Property Taxes                 66            73              80              88             97            106              117
Utilities                      80            90              90              90             90            100              100
Mfg Overheads
                  pay         250           300             300             300            300            300              300
                  other        20            20              20              20             20             20               20
Depreciation                  700           900            1200            1300           1300           1500             1500
Materials
                  pay         240           280             280             350            350            350              350
                  other        10            10              10              10             10             10               10
Quality
                  pay         200           200             400             500            600            600              600
                  other        50            50              50              50             50             50               50
Admin
                  pay         300           500             500             750           1000           1000             1000
                  other       200           200             300             300            300            300              300
                                0             0               0               0              0              0                0
Finance           pay         150           150             200             200            250            250              250
                  other        20            20              20              20             20             20               20
Legal                         100           100             100             100            100            100              100
Personnel
                  pay         100           150             150             150            150            150              150
                  other         0             0               0               0              0              0                0
Sales
                  pay         300           400             400             400            500            500              500
                  commission  300           300             400             600            600            600              600
                  other        30            40              40              40             40             40               40

---------                 -------        ------         -------          ------        -------        -------           ------
G&A                        $3,254        $3,921          $4,678          $5,413         $5,922         $6,141           $6,152
Operating Profit           $1,426        $5,956          $8,118         $12,504        $16,240        $17,338          $18,933

Product Eng, Holly
         Sales               $200          $200            $200            $200           $200           $200             $200
         Matl                  50            50              50              50             50             50               50
         Pay               $1,100        $1,200          $1,300          $1,400         $1,600         $1,600           $1,800
         other                100           100             250             250            250            250              250
         Profit           ($1,050)      ($1,150)        ($1,400)        ($1,500)       ($1,700)       ($1,700)         ($1,900)

Product Eng, Holland
         Sales                0.0           0.0             0.0             0.0            0.0            0.0              0.0
         supplies           325.5         341.8           358.9           376.8          395.6          415.4            436.2
         Pay               2534.6        2914.8          3352.0          3854.8         4433.0         5098.0           5862.7
         bonus               64.4          74.1            85.2            97.9          112.6          129.5            149.0
         travel             132.0         145.2           159.7           175.7          193.3          212.6            233.8
         depreciation       172.7         190.0           209.0           229.9          252.9          278.1            305.9
         other               30.8          33.9            37.3            41.0           45.1           49.6             54.6
         Corporate           65.6          68.9            72.4            76.0           79.8           83.8             87.9
         Rent               217.8         217.8           217.8           217.8          217.8          217.8            217.8
         Profit           -3543.4       -3986.4         -4492.1         -5069.9        -5730.1        -6484.8          -7347.9

Advanced Dev, Tucson
         Sales
         supplies            31.5          33.1            34.7            36.5           38.3           40.2             42.2
         Pay                347.6         382.4           420.6           462.7          508.9          559.8            615.8
         bonus               11.0          12.1            13.3            14.6           16.1           17.7             19.5
         travel              77.0          84.7            93.2           102.5          112.7          124.0            136.4
         other               17.6          19.4            21.3            23.4           25.8           28.3             31.2
         Corporate            1.6           1.7             1.7             1.8            1.9            2.0              2.1
         Rent                42.0          42.0            42.0            42.0           42.0           42.0             42.0
         Profit              -528          -575            -627            -683           -746           -814             -889

Net Profit,
  BT & Interest            (3,696)          244           1,599           5,250          8,064          8,339            8,796

Income taxes
            40.00%              0            98             640            2100           3226           3336             3518
Net Income after
  taxes before Int.         (3696)          147             959            3150           4838           5003             5278

Receivables                  1430          3013            4050            5808           7208           7625             8125
Equipment Purchases
(building not included)       100          1500            1500            1500           1200           1000             1000

Cash Required
 (assuming operating
 cash = 20% sales growth,
 before interest +
 depreciation)               5165          5107            3044            2697             37          -2885            -3161
Cum Cash Required
(before current year
interest)                   12233         17341           20385           23082          23119          20234            17073

Interest       7.00%          856          1214            1427            1616           1618           1416             1195
Total Cash Required
 (Cum, with interest)       13090         18555           21812           24698          24737          21651            18268
Net Income after
  taxes and interest        (4553)        (1067)           (467)           1534           3220           3587             4083


Assumptions:               1        Operating capital requirement assumed to be 20% of sales increase
                           2        Interest to Donnelly at 7%
                           3        Corporate rent at $18,150 per month fixed
                           4        Building expansion and/or purchase not included in projection
                           5        Donnelly or bank funds operating capital requirements
                           6        Lost compass business at Ford Truck for 99MY
                           7        Pick up Gulf States Toyota comp/temp for 99MY
                           8        Retain compass at Wixom for 99MY
                           9        In 2000MY go to MiniPod compass integrated into mirror
                          10        No cost included for CEL acquisition or overhead
                          11        No cost included for European engineering
                          12        $1,000,000 invoice received from Donnelly included in 1998
                          13        1998 does not reflect the short fiscal year as DE adopts the Donnelly fiscal year

EXHIBIT 10.23

August 17, 1998



Mr. Scott Reed
2962 Eagle Dr.
Rochester Hills, Mi. 48309

Dear Scott,

I am very pleased that you have agreed to accept the position of Senior Vice President, Chief Financial Officer for Donnelly Corporation (Donnelly) consistent with the terms we verbally agreed to, as summarized below, and contingent upon Board support on August 21, 1998. We believe you bring outstanding skills to our company and that you will find Donnelly an excellent environment in which to invest your career. We look forward to working with you.

You will report to the CEO of Donnelly and will be an officer of the company. You will work from our home office located in Holland, Michigan a minimum of 4 days per week, with 1 day a week in East Michigan. The details of your offer are as follows:

     A base salary of $22,916.66 per month. This equates to an annual salary of $275,000. This base compensation was determined by evaluating the base salary of the top financial executives in $1billion organizations and as such represents our strong interest for you to join Donnelly. Our policy is to review salaries for all officers annually after the close of our fiscal year. You will be eligible for review in August 1999. The Board takes action regarding officers salaries in August of each year.

     An annual bonus incentive will be provided which is linked to the achievement of specific business and individual goals. Achieving plan performance would result in a bonus of approximately 40% of base salary. Exceptional performance over plan goals can earn a bonus of up to 50% of base salary. I will meet with you shortly after you start to establish goals for the fiscal year 98/99 to allow you to earn up to the maximum bonus potential for this fiscal year. Since you were not part of the planning process for fiscal year 98/99, and you will not have the full year to influence performance, you will be paid a one time, guaranteed, minimum incentive bonus of $ 75,000 paid in August 1999.

Scott Reed
August 17, 1998
Page 2

     To demonstrate our interest in you joining Donnelly, you will be given a lump sum gross signing bonus of $125,000 payable within 30 days of your start of employment at Donnelly.

     It is customary for Donnelly to consider stock options for executives annually, based on competitive market comparisons and on individual contributions made to the business. The initial stock option grants will be priced at the date of the start of your employment. Subsequent grants will be priced as of the date granted. Stock options are to be exercised after one year of receiving them and no later than ten years of receiving them.

     A special one time consideration is being offered to you to recognize the adjustments that will be required in making a transition to Donnelly. This one-time consideration will include an initial stock offering of 15,000 shares upon your start at Donnelly. These shares are subject to approval by the Donnelly Stock Option Committee and will be governed by the terms of the Donnelly plans for these programs.

     You will receive a company car valued at approximately $40,000. Car expenses will be covered for insurance, maintenance, and business fuel expenses. You will be responsible for the tax consequences of the personal use portion of the car.

     Donnelly offers a very comprehensive package of group health insurance, group life insurance, 401K, employee stock purchase, and retirement plans. Vacation is six weeks. You will be provided with descriptions of all plans and I believe you will find our flexible benefit options very strong in protecting you and your dependents.

     If you decide to relocate to West Michigan our relocation package will include:

          Temporary living expenses to cover the cost of an apartment or equivalent temporary condo/townhouse for up to six months in West Michigan. You will be eligible for this benefit at the start of your employment. These costs will be "grossed-up" for taxes.

          Closing costs on a new home in West Michigan . These costs will be "grossed up" for tax purposes.

Scott Reed
August 17, 1998
Page 3


          Moving of your household goods to West Michigan. Donnelly has contracts with two national carriers and can select the carrier for you. These reimbursements are not reported as taxable income to the IRS

          Full buyout option via a third-party relocation company for the sale of your home in East Michigan. The buyout price is based on the average value of two independent appraisals. Once you receive the buyout price you will have 60 days to get a bonafide offer exceeding the buyout price or accept the buyout price. The tax consequences of selling the home are covered in the buyout option.

     In the event you are separated from Donnelly for any reason other than cause, we will provide a severance plan that provides 12 months of base salary and benefits subject to a non-compete agreement in our specific area of business and closure on a separation agreement.

     In the event that you choose to leave Donnelly, you will receive all benefits for which you are vested per plan descriptions. Also, if you choose to leave Donnelly within the first two years of your start date, you agree to reimburse Donnelly, on a prorated basis, the signing bonus of $125,000, and any relocation costs paid to you or on your behalf by Donnelly (i.e. if you elect to leave Donnelly employment after one year you would reimburse Donnelly one half of these costs).

     In the event that there is a change in control regarding ownership of the company, all stock options will be vested consistent with the plan description.

     It is important that you meet the Board of Directors on August 21, 1998 before everything is finalized. I do not anticipate any issues and expect that both you and the Board will feel positive about moving forward.

Scott Reed
August 17, 1998
Page 4

As the company continues to grow and develop, part of our corporate mission is to double in shareholder value every five years, and our current five-year outlook is consistent with achieving this level of performance. Donnelly has grown at a compounded annual rate in excess of 15% during the past 15 years and we believe the company is positioned for strong growth in the future. With your proven skills to shape strong financial performance and improved earnings, the prospects for the growth of your estat through stock options should be strong. Our program for deferred compensation should also prove to be an attractive tool for enhancing your long-term financial position.

All matters not specified here will be handled in accordance with company policy. We will provide you with all appropriate policies and plan descriptions forthrightly. I believe that you will find all of them very competitive and supportive.

Please review this letter and let me know as quickly as possible if it reflects what we discussed. If you are in agreement to the terms, please sign and return this letter by August 20, 1998, to complete the formal hiring process. As discussed this offer is contingent upon the approval of the Donnelly Board of Directors and upon you successfully passing a pre-employment physical and drug screen. Your start date will be September 1, 1998.

On behalf of myself, the Board of Directors, the senior management team, and others at Donnelly you met, we look forward to having you join our company. I am convinced that you will help us make this an even stronger company and I am personally looking forward to working with you.



Sincerely,

DONNELLY CORPORATION



Dwane Baumgardner
Chairman of the Board
                                               Scott Reed                Date

EXHIBIT 21


                             SCHEDULE OF AFFILIATES

AS OF JUNE 27, 1998

                                                                                                                     PERCENTAGE OF
               AFFILIATE                                                  INCORPORATION                               OWNERSHIP
DONNELLY MIRRORS LIMITED                                                  ORGANIZED UNDER THE                            100%
                                                                          LAWS OF THE REPUBLIC
                                                                          OF IRELAND

DONNELLY VISION SYSTEMS                                                   ORGANIZED UNDER THE                            100%
EUROPE LIMITED                                                            LAWS OF THE REPUBLIC
                                                                          OF IRELAND

DONNELLY DE MEXICO, S.A. DE C.V.                                          ORGANIZED UNDER THE                            100%
                                                                          LAWS OF MEXICO

DONNELLY EUROGLAS SYSTEMS,                                                ORGANIZED UNDER THE                            100%
S.A.R.L.                                                                  LAWS OF FRANCE

DONNELLY HOLDING GmbH                                                     ORGANIZED UNDER THE                            100%
                                                                          LAWS OF GERMANY

DONNELLY INTERNATIONAL, INC.                                              MICHIGAN                                       100%

DONNELLY TECHNOLOGY, INC.                                                 MICHIGAN                                       100%

DONN-TECH INC.                                                            MICHIGAN                                       100%

DONNELLY RECEIVABLES CORPORATION                                          MICHIGAN                                       100%

DONNELLY OPTICS CORPORATION                                               MICHIGAN                                       100%

INFORMATION PRODUCTS, INC.                                                MICHIGAN                                       100%

DONNELLY SCANDINAVIA A.B.                                                 ORGANIZED UNDER THE                            100%
                                                                          LAWS OF SWEDEN

VARITRONIX EC MIRRORS, LTD.                                               MICHIGAN                                       100%

DONNELLY HOHE VERWALTUUNGS GmbH                                           ORGANIZED UNDER THE                             74%
                                                                          LAWS OF GERMANY

DONNELLY HOHE ESPANA, S.A.                                                ORGANIZED UNDER THE                          68.59%*
                                                                          LAWS OF SPAIN

DONNELLY HOHE GmbH & CO. KG                                               ORGANIZED UNDER THE                          66.7%
                                                                          LAWS OF GERMANY

SHANGHAI DONNELLY FU HUA WINDOW                                           ORGANIZED UNDER THE                             50%
SYSTEMS COMPANY, LTD.                                                     LAWS OF CHINA

SHUNDE DONNELLY ZHEN HUA                                                  ORGANIZED UNDER THE                             50%
AUTOMOTIVE SYSTEMS CO. LTD.                                               LAWS OF CHINA

DONNELLY YANTAI ELECTRONICS CO. LTD.                                      ORGANIZED UNDER THE                             50%
                                                                          LAWS OF THE PEOPLES
                                                                          REPUBLIC OF CHINA

VARITRONIX EC (MALAYSIA) SDN. BHD.                                        MICHIGAN                                        50%

LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.                                    MICHIGAN                                        50%

DONNELLY/ARTEB, LTDA                                                      ORGANIZED UNDER THE                             50%
                                                                          LAWS OF BRAZIL

VISION GROUP, PLC                                                         ORGANIZED UNDER THE                           25.6%
                                                                          LAWS OF SCOTLAND

DONNELLY ELECTRONICS, L.L.C.                                              MICHIGAN                                        19%

KAM TRUCK COMPONENTS, INC.                                                MICHIGAN                                        19%

* 21.8% OWNED DIRECTLY BY DONNELLY AND 70.2% OWNED BY DONNELLY HOHE GmbH & CO. KG (66.7% OF THE EQUITY OF WHICH IS OWNED BY DONNELLY)

Exhibit 23

Consent of Independent Certified Public Accountants


We hereby consent to the incorporation by reference of our reports dated August 6, 1998, relating to the combined consolidated financial statements and schedule of Donnelly Corporation appearing in the corporation's annual report on Form 10-K for the year ended June 27, 1998, in that corporation's previously filed Form S-8 Registration Statements for that corporation's 1987 Stock Option Plan (Registration No. 33-26555), 1987 Employees' Stock Purchase Plan (Registration No. 33-34746) and Non- Employee Directors' Stock Option Plan (Registration No. 33-55499).




/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
September 11, 1998