Form 10-Q
period 1998-09-26
DONNELLY CORP
filed 1998-11-06
CIK 805583

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q


                          QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 26, 1998 Commission File Number 1-9716

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

5,802,382 shares of Class A Common Stock and 4,284,097 shares of Class B Common Stock were outstanding as of October 30, 1998.

DONNELLY CORPORATION

INDEX


                                                                Page
                                                           Numbering

PART 1.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Combined Consolidated Balance Sheets
            -  September 26, 1998 and June 27, 1998               3

            Condensed Combined Consolidated Statements of Income
            - Three months ended September 26, 1998 and
              September 27, 1997                                  4

            Condensed Combined Consolidated Statements of
            Cash Flows
            - Three months ended September 26, 1998
              and September 27, 1997                              5

           Notes to Condensed Combined Consolidated Financial
           Statements                                           6-8

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                  9-14

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                  15-16


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceeding                                   16-17

  Item 6.  Exhibits and Reports on Form 8-K                      17

  Signatures                                                     18

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                September 26,     June 27,
In thousands                                         1998          1998
                                                    --------      --------
ASSETS
Current assets:
Cash and cash equivalents                          $   4,194     $   5,628
Accounts receivable, less allowance
  of $1,170 and $1,095                                98,530        92,972
Inventories                                           47,182        44,146
Prepaid expenses and other current assets             26,367        24,031
                                                    --------      --------
     Total current assets                            176,273       166,777
Property, plant and equipment                        311,185       295,119
Less accumulated depreciation                        133,891       126,214
                                                    --------      --------
     Net property, plant and equipment               177,294       168,905
Investments in and advances to affiliates             20,804        19,590
Other assets                                          24,346        22,613
                                                    --------      --------
     Total assets                                  $ 398,717     $ 377,885
                                                    --------      --------
                                                    --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $  86,551      $  77,595
Other current liabilities                            35,768         36,717
                                                   --------       --------
     Total current liabilities                      122,319        114,312
Long-term debt, less current maturities             135,694        123,706
Deferred income taxes and other liabilities          37,740         35,831
                                                   --------       --------
     Total liabilities                              295,753        273,849
                                                   --------       --------
Minority interest                                       803            754
Preferred stock                                         531            531
Common stock                                          1,013          1,011
Other shareholders' equity                          100,617        101,740
                                                   --------       --------
     Total shareholders' equity                     102,161        103,282
                                                   --------       --------
     Total liabilities and shareholders' equity   $ 398,717      $ 377,885
                                                   --------       --------
                                                   --------       --------


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                ----------------------------
                                                September 26,   September 27,
In thousands, except share data                       1998           1997
                                                    --------       --------
Net sales                                          $ 189,603       $ 165,176
Cost of sales                                        162,842         137,203
                                                    --------        --------
  Gross profit                                        26,761          27,973
Operating expenses:
Selling, general and administrative                   18,588          15,179
Research and development                               9,285           9,704
                                                    --------        --------
  Operating income (loss)                             (1,112)          3,090
                                                    --------        --------
Non-operating (income) expenses:
Interest expense                                       2,010           2,404
Interest income                                         (171)           (111)
Royalty income                                          (107)           (102)
Other (income) expense, net                             (172)            187
                                                    --------        --------
  Income (loss) before taxes on income                (2,672)            712

Taxes on income (credit)                              (1,040)             15
                                                    --------        --------
  Income (loss) before minority interest
  and equity earnings                                 (1,632)            697
Minority interest in net loss of subsidiaries            233             345
Equity in losses of affiliated companies                (591)            (56)
                                                    --------        --------
Net income (loss)                                  $  (1,990)      $     986
                                                    --------        --------
                                                    --------        --------
Per share of common stock:
  Basic net income (loss) per share                $   (0.20)      $    0.10

  Diluted net income (loss) per share              $   (0.20)      $    0.10

  Cash dividends declared                          $    0.10       $    0.10

  Average common shares outstanding               10,078,032       9,892,525


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                               ---------------------------
                                               September 26,  September 27,
In thousands                                        1998           1997
                                                 --------       --------
OPERATING ACTIVITIES
Net income (loss)                               $  (1,990)     $     986

Adjustments to reconcile net income to net
  cash from (for) operating activities:
Depreciation and amortization                       6,321          5,913
Loss on sale of property and equipment                 (3)            (3)
Deferred pension cost and postretirement benefits   1,481            173
Deferred income taxes                                (278)           207
Minority interest loss                               (469)          (621)
Equity in losses of affiliated companies              591             56

Changes in operating assets and liabilities:
Repayment of accounts receivable                     (194)        (3,775)
Accounts receivable                                (3,990)        12,590
Inventories                                        (2,276)        (3,772)
Prepaid expenses and other current assets          (2,550)        (3,376)
Accounts payable and other current liabilities      6,108        (15,580)
Other                                                 461         (2,858)
                                                 --------       --------
  Net cash from (for) operating activities          3,212        (10,060)
                                                 --------       --------
                                                 --------       --------
INVESTING ACTIVITIES
Capital expenditures                              (12,903)       (10,261)
Proceeds from sale of property and equipment          369            298
Investments in and advances to equity affiliates   (1,824)            (6)
Other                                                (253)          (284)
                                                 --------       --------
  Net cash for investing activities               (14,611)       (10,253)
                                                 --------       --------
                                                 --------       --------
FINANCING ACTIVITIES
Proceeds from long-term debt                       10,761         22,747
Repayments on long-term debt                            -           (405)
Common stock issuance                                 153            297
Dividends paid                                     (1,018)          (993)
                                                 --------       --------
  Net cash from financing activities                9,896         21,646
                                                 --------       --------
                                                 --------       --------
Effect of foreign exchange rate changes on cash        69           (439)
                                                 --------       --------
Increase (decrease) in cash and cash equivalents   (1,434)           894

Cash and cash equivalents, beginning of period      5,628          8,568
                                                 --------       --------
Cash and cash equivalents, end of period        $   4,194      $   9,462
                                                 --------       --------
                                                 --------       --------


The accompanying notes are an integral part of these statements.

                         DONNELLY CORPORATION
    NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                          September 26, 1998

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 26, 1998, should not be considered indicative of the results that may be expected for the year ended June 26, 1999. The combined consolidated balance sheet at June 27, 1998, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 27, 1998. Certain reclassifications have been made to prior year, previously released, data to conform to the current presentation and had no effect on net income reported for any period.

The Company's fiscal year is the 52 or 53 week period ending the Saturday closest to June 30. Accordingly, each quarter ends on the Saturday closest to the calendar quarter end. Both the quarters ended September 26, 1998, and September 27, 1997, included 13 weeks.

NOTE B --- INVENTORIES

Inventories consist of:
 (In thousands)                            September 26,     June 27,
                                                1998           1998
                                              --------     --------
Finished products and work in process         $ 17,608     $ 16,987
Raw materials                                   29,574       27,159
                                              --------     --------
                                              $ 47,182     $ 44,146
                                              --------     --------
                                              --------     --------

NOTE C---EARNINGS PER SHARE

Effective December 27, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, 'Earnings per Share,' which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128.

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                           Three Months Ended
                                      -------------------------------
                                      September 26,     September 27,
                                          1998              1997
                                        --------          --------
Net income (loss)                       $ (1,990)         $    986
Less: Preferred stock dividends              (10)              (10)
Income (loss) available to common
  Shareholders                          $ (2,000)         $    976
                                        --------          --------
                                        --------          --------


Weighted-average shares                   10,078             9,982
Plus: Effect of dilutive stock Options        61               186
                                        --------          --------
Adjusted weighted-average Shares          10,139            10,078
                                        --------          --------
                                        --------          --------

Basic earnings (loss) per share         $  (0.20)         $   0.10
                                        --------          --------
                                        --------          --------

Diluted earnings (loss) per share       $  (0.20)         $   0.10
                                        --------          --------
                                        --------          --------


NOTE D---COMPREHENSIVE INCOME

Effective for the quarter ended September 27, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of shareholders' equity. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners.

Comprehensive income consists of the following (in thousands):

                                           Three Months Ended
                                      ------------------------------
                                      September 26,     September 27,
                                          1998              1997
                                        --------          --------
Net income (loss)                      $ (1,990)         $    986
Other comprehensive income:
  Foreign currency translation and
  transaction adjustments                 1,734            (1,335)
                                        --------          --------
Comprehensive income (loss)            $   (256)         $   (349)
                                        --------          --------
                                        --------          --------


During the three-month periods ended September 26, 1998 and September 27, 1997, translation and transaction adjustments of $1.7 million and $(1.3) million, respectively, were recorded directly in a component of shareholder's equity in the accompanying condensed combined consolidated balance sheets. These resulted from foreign currency denominated assets and liabilities of the Company's foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates and related fluctuation in exchange rates. Total accumulated other comprehensive income totaled $(6.3) million and $ (8.1) million at September 26, 1998 and June 27, 1998, respectively.


NOTE E---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                           Three Months Ended
                                      ------------------------------
                                      September 26,     September 27,
(In thousands)                            1998              1997
                                        --------          --------
Cash paid during the period for:
     Interest                          $  1,247          $  1,617
     Income taxes                            21               181


ITEM 2.   DONNELLY CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                         FIRST QUARTER REPORT
             FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1998


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms 'believe,' 'anticipate,' 'intend,' 'goal,' 'expect,' and similar expressions may identify forward-looking statements.
Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers, (iv) market development of specific products of the Company, including digital optics and electrochromic mirrors, (v) whether the Company successfully implements the European restructuring and (vi) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

OVERVIEW

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of or for a period ended on a particular date include Donnelly Hohe's financial statements as of or for a period ended approximately one month before that date. Accordingly, the Company's financial statements for the period ended September 26, 1998, consolidate Donnelly Hohe's financial statements for the period ended August 31, 1998. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year. The comparability of the Company's results on a period to period basis may also be affected by the Company's formation of new joint ventures, alliances, acquisitions and substantial investment in new product lines.

RESULTS OF OPERATIONS

Net sales were $189.6 million in the first quarter of 1999 compared to $165.2 million for the first quarter of 1998. Net sales for the Company's North American operations increased by approximately 18% in 1999 compared to 1998. The increase was primarily due to programs launched in 1998 running at full production volumes and new product introductions in the modular window and interior trim product lines. North American car and light truck build was flat in the first quarter of 1999 compared to the same period last year. Net sales for the Company's European operations were approximately 9.6% higher in the first quarter of 1999 compared to 1998 primarily due to stronger industry car build.

The Company's gross profit margin for the first quarter of 1999 was 14.1% compared to 16.9% for the first quarter of 1998. The Company's North American gross profit margins for the three-month period were lower compared to the same period in 1998, primarily due to the Lear-Donnelly joint venture being accounted for under the equity method and relatively greater revenue growth of products with lower profit margins. The Company's North American operations have experienced a more rapid rate of revenue growth in modular window net sales, relative to the net sales growth of other products, such as mirrors, that have higher profit margins. The Company may experience a change in gross profit margin from period to period based on the sales growth or change in mix of higher or lower margin products. A favorable arbitration award in the first quarter of 1998 offset excess costs related to visor programs and improved margins slightly for the three-month period of 1998. The Company's gross profit margins in the first quarter of 1999 were unfavorably impacted by ongoing start-up losses at Donnelly Optics, the Company's digital imaging operation in Tucson, Arizona, due to slower than anticipated consumer acceptance of computer digital imaging products. The Company's European gross profit income was flat as compared to 1998 despite the higher volumes due to continued operational issues at the Company's facilities in Germany and Ireland.

Selling, general and administrative expenses increased to 9.8% of net sales in the first quarter of 1999 from 9.2% of net sales in the first quarter of 1998, primarily due to higher expenses on resources to support the introduction of new information systems and technology.

Research and development expenses for the first quarter of 1999 were 4.9% of net sales compared to 5.9% of net sales for the first quarter of 1998. The Company expects future research and development expenses to be lower than in the past, primarily due to the transfer of direct expenses to support the interior trim and lighting business to the Lear-Donnelly joint venture, which is being accounted for under the equity method.

The Company had an operating loss of $1.1 million in the first quarter of 1999, compared to operating income of $3.1 million in the first quarter of 1998. The Company's North American operating income was lower as a percent of sales for the three-month period primarily due to losses associated with the start-up of Donnelly Optics and an unfavorable product mix. A favorable arbitration award offset excess costs on certain visor programs in the first quarter of 1998, slightly improving margins for the three-month period in 1998. The formation of the Lear-Donnelly joint venture did not have a material impact on the Company's operating margins for the period. The Company's European operating income was unfavorably impacted for the quarter due to continued operational variances at the Company's operations in Germany and Ireland. These variances are primarily due to overhead redundancies and manufacturing process inefficiencies. In Europe, plans for restructuring the operations and addressing these issues have been delayed due to a recent change in management. The Company has assigned four members from the senior management team to manage the restructuring improvements in Europe.

Interest expense was $2.0 million in the first quarter of 1999, compared to $2.4 million for the first quarter of 1998. Interest expense was lower primarily due to favorable interest rates compared to the same period last year.

The Company's tax benefit for the three-month period was $1.0 million on a pretax loss of $2.7 million for an effective tax rate of 38.9%. The projected tax rate for fiscal 1999 is estimated to be between 30% to 32%. The higher first quarter rate was due to trade tax benefits recognized on the operating losses at Donnelly Hohe.

Minority interest in net loss of subsidiaries was $0.2 million in the first quarter of 1999 compared to $0.3 million in the first quarter of 1998. Equity in earnings (losses) of affiliated companies was ($0.6) million in the first quarter of 1999 compared to $0.1 million for the same period in 1998. Equity losses were higher in the first quarter due to losses incurred at Vision Group. The losses were incurred due to slower than anticipated consumer acceptance for Vision Group's integrated camera microchip products.

During 1999, the Company continues to focus on implementing plans to improve financial performance. However, the delays in implementing improvements in Europe and the investments required for Donnelly Optics are continuing to place pressure on the financial performance of the Company. Donnelly Optics continues to experience major losses due to slower-than-expected consumer acceptance of digital imaging products. The Company is currently evaluating options to respond to these market conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $57.7 million and $47.5 million in the Company's Combined Consolidated Balance Sheets dated September 26, 1998, and June 27, 1998, respectively. The Company's long-term borrowing increased by approximately $12 million from June 27, 1998 to September 26, 1998, primarily to fund operating losses in the first quarter and to support capital expenditures.

The Company's current ratio was 1.4 and 1.5 at September 26, 1998 and June 27, 1998, respectively, with working capital at $54.0 million and $52.5 million, respectively.

Capital expenditures for the first three months of 1999 and 1998 were $12.9 and $10.3 million, respectively. Capital spending in 1999 is expected to be higher compared to the previous year to support new business in electrochromic mirrors, complete outside mirrors and modular windows and the implementation of new manufacturing, distribution and administrative information systems in North America and Europe.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under the Company's existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company.

Except for the Company's subsidiary in Mexico, the value of the Company's long-term consolidated assets and liabilities located outside the United States and income and expenses reported by the Company's foreign operations may be affected by translation values of various foreign currencies. The Company's primary foreign investments are in Germany, Ireland, Spain and France. Translation gain and loss adjustments are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, whose functional currency is the United States Dollar, transaction and translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature, for which the translation gains or losses are reported as a separate component of shareholders' equity.

The Company utilizes interest rate swaps and foreign exchange contracts, from time to time, to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material.

Recently Issued Accounting Standards

Effective for the quarter ended September 27, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The quarterly information required by this disclosure has been included in Note D---Comprehensive Income, in the Notes to Condensed Combined Consolidated Financial Statements.

SFAS No. 131, 'Disclosures about Segments of an Enterprise and
Related Information,' which supersedes SFAS No. 14, 'Financial Reporting for Segments of a Business Enterprise,' establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public after the initial year of adoption. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

SFAS No. 132, 'Employer's Disclosures about Pensions and Other
Postretirement Benefits,' an amendment of SFAS's No. 87, 88, and 106, revises the standards for employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or the recognition of those plans.

SFAS Nos. 131 and 132 are effective for financial statements for fiscal years beginning after December 15, 1997, and require comparative information for earlier years to be restated. Management has not yet fully evaluated the impact, if any, they may have on future financial statement disclosures. However, results of operations and financial position will be unaffected by implementation of these new standards.

SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' amends SFAS Nos. 52 and 107 and supersedes SFAS Nos. 80, 105 and 119. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the implementation of this new standard to have a material impact on results of operations or financial position of the Company.

Statement of Position (SOP) 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires certain costs incurred to be expensed or capitalized depending on the stage of its development and nature. This SOP is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy complies with this Statement. Results of operations and financial position of the Company will be unaffected by this new standard.

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

Year 2000 Data Conversion

The year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment or products that have date-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

During 1997, the Company formed an ongoing internal review team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. A team of the Company's global professionals has been engaged in a process to work with Company personnel to identify and resolve significant Year 2000 issues in a
timely manner.   In addition, executive management regularly monitors
the status of the Company's Year 2000 remediation plans.   The process
includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers.

The assessment process has been completed at the Company's North American and European operations. In addition, the Company has initiated formal communications with its significant suppliers and large customers in North America and Europe to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Finally, related to products sold by the Company, the Company has determined it has no exposure to contingencies related to the Year 2000 Issue.

The Company's operations in North America and Europe are in the process of replacing their existing manufacturing, distribution and administrative applications. The decisions to replace these systems were primarily based on the ongoing and expected future industry requirements and the inability of the current applications to meet these expectations. The Company has not accelerated the plans to replace these systems because of the Year 2000 issue. In North America and Europe, a contingency plan has been established to address the Year 2000 issue if the replacement systems are not implemented in time. If necessary, implementation of the contingency plan, which includes making current manufacturing and distribution software Year 2000 compliant, could have a material adverse impact on the Company's results of operations and financial condition.


<PAGE 14>

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A discussion of the Company's accounting policies for derivative financial instruments is included in the 1998 Annual Report, Summary of Significant Accounting Policies in the Notes to the Combined Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 9 - Financial Instruments and Note 7 - Debt and Other Financing Arrangements.

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

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize interest costs. Approximately half of the Company's long-term debt is fixed and an additional $30 million is effectively fixed through interest rate swaps.

See the Company's Form 10-K for the fiscal year ending June 27, 1998,
Item 3, for quantitative disclosures about market risk as of June 27, 1998. There have been no material changes in the nature of the market risk exposures facing the Company since June 27, 1998.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. ('Midwest') filed a lawsuit against the Company in Cook County, Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products business. The litigation was removed to the U.S. District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products business had been reached, and has filed its lawsuit in an attempt to compel the Company to proceed with the sale or to pay Midwest damages. On August 28, 1997, the court granted the Company's motion to dismiss one of three counts and on February 5, 1998, the court granted the Company's motion for summary judgment on the remaining two counts. Midwest then appealed the court's decision to the U.S. Seventh Circuit Court of Appeals. While the appeal was pending, on October 7, 1998, the U.S. District Court for the Northern District of Illinois vacated its earlier judgment and ruling on jurisdictional grounds. The case was remanded to the Illinois Circuit Court of Cook County where the litigation is now pending. Management believes that the claim by Midwest will be resolved without a material effect on the Company's financial condition or results of operations and liquidity.

On February 10, 1998, the Company filed a patent infringement action, Donnelly Corporation v. Britax Rainsfords, Inc., which is pending in the United States District Court for the Western District of Michigan. The lawsuit alleges that the production and sale by Britax of rearview mirrors incorporating a security light infringes on a Company patent. The Company seeks an injunction against Britax, as well as unspecified damages. Britax has denied infringement and asserts that the Company's patent is invalid and unenforceable. In a related action, on May 18, 1998, Britax sued the Company in the High Court of England seeking to invalidate two of the Company's English patents which correspond to the United States patents subject to the litigation described above. On July 3, 1998, the Company brought an action in the High Court of England alleging patent infringement by Britax and seeking injunctive relief and damages. Management believes that the Britax litigation will be resolved without a material adverse effect on the Company's financial condition or results of operations and liquidity.

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

The Company has been put on notice by the Lemelson Medical, Education & Research Foundation Limited Partnership ('Lemelson') that Lemelson alleges that certain manufacturing methods and systems employed by the Company infringe one or more patents owned by Lemelson. The patents are said to relate to 'machine vision,' 'automatic identification' and 'flexible manufacturing systems and methods.' Lemelson has proposed that the Company take a royalty-bearing license under the Lemelson patents. The Company is currently investigating these allegations and the amount of any potential liability cannot now be ascertained.

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

                                   DONNELLY CORPORATION
                                   Registrant




Date:  November 4, 1998            /s/ J. Dwane Baumgardner
                                   J. Dwane Baumgardner
                                   (Chairman, Chief Executive
                                    Officer, and President)


Date:  November 4, 1998            /s/ Scott E. Reed
                                   Scott E. Reed
                                   (Senior Vice President, Chief
                                    Financial Officer)