Form 10-Q
period 1999-01-02
DONNELLY CORP
filed 1999-02-16
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                                FORM 10-Q


                             QUARTERLY REPORT

  Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarter ended January 2, 1999 Commission File Number 1-9716

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

5,869,865 shares of Class A Common Stock and 4,223,233 shares of Class B Common Stock were outstanding as of January 31, 1999.

DONNELLY CORPORATION

INDEX


                                                                    Page
                                                                 Numbering
PART 1.     FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Condensed Combined Consolidated Balance Sheets
             * January 2, 1999 and June 27, 1998                       3
             Condensed Combined Consolidated Statements of Income
             * Three and six months ended January 2, 1999 and
               December 27, 1997                                       4
             Condensed Combined Consolidated Statements of Cash Flows
             * Six months ended January 2, 1999 and
               December 27, 1997                                       5
             Notes to Condensed Combined Consolidated Financial
             Statements                                              6-9

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                      10-16

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                             17-18

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                       18-19

  Item 4.  Submission of Matters to a Vote of Security Holders     19-20

  Item 6.  Exhibits and Reports on Form 8-K                           20

  Signatures                                                          21

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                  January 2,      June 27,
In thousands                                        1999            1998
ASSETS
Current assets:
Cash and cash equivalents                         $  15,459       $   5,628
Accounts receivable, less allowance
 of $1,003 and $1,095                                72,531          92,972
Inventories                                          45,548          44,146
Prepaid expenses and other current assets            26,475          24,031
    Total current assets                            160,013         166,777
Property, plant and equipment                       317,532         295,119
Less accumulated depreciation                       141,160         126,214
    Net property, plant and equipment               176,372         168,905
Investments in and advances to affiliates            31,772          19,590
Other assets                                         24,497          22,613
    Total assets                                  $ 392,654       $ 377,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $  95,939       $  77,595
Other current liabilities                            38,195          36,717
    Total current liabilities                       134,134         114,312
Long-term debt, less current maturities             112,155         123,706
Deferred income taxes and other liabilities          38,840          35,831
    Total liabilities                               285,129         273,849
Minority interest                                       900             754
Preferred stock                                         531             531
Common stock                                          1,013           1,011
Other shareholders' equity                          105,081         101,740
    Total shareholders' equity                      106,625         103,282
    Total liabilities and shareholders' equity    $ 392,654       $ 377,885

The accompanying notes are an integral part of these statements.



DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                               Three Months Ended        Six Months Ended
                             ----------------------   ---------------------
In thousands,                   Jan 2,      Dec 27,     Jan 2,     Dec 27,
Except share data                1999        1997        1999       1997
Net sales                    $  239,093  $  194,800  $  428,696  $  359,976
Cost of sales                   204,004     161,220     366,846     298,423
    Gross profit                 35,089      33,580      61,850      61,553
Operating expenses:
Selling, general and
 Administrative                  21,997      17,498      40,585      32,677
Research and development          9,782       9,704      19,067      19,408
    Operating income              3,310       6,378       2,198       9,468
Non-operating (income) expenses:
Interest expense                  2,172       2,290       4,182       4,694
Interest income                    (181)       (166)       (352)       (277)
Royalty income                     (159)       (170)       (266)       (272)
Gain on sale of equity investment  (368)     (4,598)       (368)     (4,598)
Other (income) expense, net        (101)       (175)       (273)         12
    Income (loss) before taxes
     on income                    1,947       9,197        (725)      9,909
Taxes on income (credit)            386       3,733        (654)      3,748

    Income (loss) before minority
     Interest and equity earnings 1,561       5,464         (71)      6,161
Minority interest in net (income)
 loss of subsidiaries              (275)       (111)        (42)        234
Equity in income (loss) of
 affiliated companies               165        (184)       (426)       (240)
Net income (loss)            $    1,451  $    5,169  $     (539) $    6,155

Per share of common stock:
  Basic net income (loss)
   per share                 $     0.14  $     0.52  $    (0.06) $     0.62
  Diluted net income (loss)
   per share                 $     0.14  $     0.51  $    (0.06) $     0.61
  Cash dividends declared    $     0.10  $     0.10  $     0.20  $     0.20
  Average common shares
   Outstanding               10,086,514   9,940,564  10,082,230   9,916,545

The accompanying notes are an integral part of these statements.


DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                      ----------------------
                                                        Jan 2,       Dec 27,
In thousands                                             1999         1997
OPERATING ACTIVITIES
Net income (loss)                                     $   (539)    $  6,155
Adjustments to reconcile net income to net cash
 from (for) operating activities:
Depreciation and amortization                           13,125       12,034
Loss on sale of property and equipment                     151           71
Gain on sale of affiliate stock                           (368)      (4,598)
Deferred pension cost and postretirement benefits        3,266        2,709
Deferred income taxes                                     (216)      (1,015)
Minority interest loss                                    (254)        (569)
Equity in losses of affiliated companies                   426          240
Changes in operating assets and liabilities:
Sale of accounts receivable                              4,651          498
Accounts receivable                                     16,646       (3,669)
Inventories                                               (327)      (3,012)
Prepaid expenses and other current assets               (2,349)      (2,362)
Accounts payable and other current liabilities          16,915      (11,183)
Other                                                    1,443       (2,555)
    Net cash from (for) operating activities            52,570       (7,256)

INVESTING ACTIVITIES
Capital expenditures                                   (26,466)     (22,413)
Proceeds from sale of property and equipment               486          435
Investments in and advances to equity affiliates        (3,229)        (138)
Repayments on advances to equity affiliates                  -          248
Proceeds from sale of affiliate stock                    1,069       11,067
Other                                                     (424)        (322)
    Net cash for investing activities                  (28,564)     (11,123)

FINANCING ACTIVITIES
Proceeds from long-term debt                                 -       17,711
Repayments on long-term debt                           (12,547)        (430)
Common stock issuance                                      297          800
Dividends paid                                          (2,036)      (2,006)
Other                                                        -         (218)
    Net cash from (for) financing activities           (14,286)      15,857
Effect of foreign exchange rate changes on cash            111         (263)
Increase (decrease) in cash and cash equivalents         9,831       (2,785)
Cash and cash equivalents, beginning of period           5,628        8,568
Cash and cash equivalents, end of period              $ 15,459     $  5,783

The accompanying notes are an integral part of these statements.


DONNELLY CORPORATION
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

January 2, 1999

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited Condensed Combined Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 2, 1999, should not be considered indicative of the results that may be expected for the year ended July 3, 1999. The Combined Consolidated Balance Sheet at June 27, 1998, has been taken from the audited Combined Consolidated Financial Statements and Condensed. The accompanying Condensed Combined Consolidated Financial Statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 27, 1998. Certain reclassifications have been made to prior year data to conform to the current presentation and had no effect on net income reported for any period.

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Fiscal 1998 included 52 weeks and fiscal 1999 will include 53 weeks. Accordingly, the three- and six-month periods ended January 2, 1999 and December 27, 1997, included 14 and 27 weeks and 13 and 26 weeks, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

NOTE B --- INVENTORIES

Inventories consist of:
(In thousands)                              January 2,         June 27,
                                              1999               1998
  Finished products and work in process     $ 18,509           $ 16,987
  Raw materials                               27,039             27,159
                                            $ 45,548           $ 44,146

NOTE C---EARNINGS PER SHARE

Effective December 27, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                               Three Months Ended        Six Months Ended
                             ----------------------   ---------------------
In thousands,                   Jan 2,      Dec 27,     Jan 2,     Dec 27,
except share data                1999        1997        1999       1997
Net income (loss)            $  1,451    $  5,169    $   (539)   $  6,155
Less: Preferred stock
 Dividends                        (10)        (10)        (20)        (20)
Income (loss) available
 to common stockholders      $  1,441    $  5,159    $   (559)   $  6,135

Weighted-average shares        10,087       9,941      10,082       9,917
Plus: Effect of dilutive
 stock options                     34         154                     147
Adjusted weighted-average
 shares                        10,121      10,095      10,082      10,064
Basic earnings (loss) per
 share                       $    .14    $   0.52    $   (.06)   $   0.62
Diluted earnings (loss) per
 share                       $    .14    $   0.51    $   (.06)   $   0.61


NOTE D---COMPREHENSIVE INCOME

Effective for the quarter ended September 27, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of shareholders' equity. Comprehensive income is comprised of net income, and all changes to shareholders' equity, except those due to investments by owners and distributions to owners.

Comprehensive income consists of the following (in thousands):

                                Three Months Ended        Six Months Ended
                              ----------------------   ---------------------
In thousands,                   Jan 2,      Dec 27,     Jan 2,     Dec 27,
except share data                1999        1997        1999       1997
Net income (loss)	            $  1,451    $  5,169    $   (539)   $  6,155
Other comprehensive income (loss):
  Foreign currency translation
   and transaction adjustments     671         167       2,405      (1,168)
  Unrealized gain on securities
   available for sale            3,216           0       3,216           0
Comprehensive income   	      $  5,338    $  5,336    $  5,082    $  4,987


Translation and transaction adjustments were recorded directly in a component of shareholders' equity in the accompanying Condensed Combined Consolidated Balance Sheets. These resulted from foreign currency denominated assets and liabilities of the Company's foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates and related fluctuation in exchange rates. The Company's investment in Vision Group plc ("Vision Group") is accounted for in accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and reported at fair value, with unrealized gains and losses reported directly in a component of shareholders' equity in the accompanying Condensed Combined Consolidated Balance Sheet (see also Note
F). Total accumulated other comprehensive income totaled ($2.5) million and ($8.1) million at January 2, 1999 and June 27, 1998, respectively.


NOTE E---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      Six Months Ended
(In thousands)                                    January 2,   December 27,
                                                    1999          1997
Cash paid during the period for:
  Interest                                        $ 4,806      $ 5,244
  Income taxes                                      1,202          480

Non-Cash financing and investing activities:
  Transfer of non-cash net assets to              $ 2,617      $ 7,942
   affiliates (See Note F)
  Transfer of interest bearing note from          $ 5,000      $    --
   affiliate (See Note F)


NOTE F---INVESTMENTS IN AND ADVANCES TO AFFILIATES

Effective January 4, 1999, the Company merged its wholly-owned subsidiary, Donnelly Optics Corporation ("Optics") into Optics Acquisition, Inc. ("Acquisition"), a wholly-owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. The surviving corporation in this merger was Optics and its name was changed to Applied Optics, Inc. ("AOI"). Optics designed and manufactured injection molded optical lenses for the automotive, computer and medical industries. Applied Image Group develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. As a result of this transaction, the assets and liabilities of Optics have been removed from the Company's financial statements as of December 1, 1998. The financial results of Optics are no longer included in the Company's financial statements after December 1, 1998. The Company transferred the net assets of Optics for a 13% equity interest in AIG and a $5 million convertible note.

In the second quarter of 1999, the Company sold 5.7% of its holding in Vision Group resulting in an insignificant gain. The Company now owns 19.9% of the common stock of Vision Group, and accounts for its investment in accordance with SFAS 115. Under this method, the Company was required to write up this investment to its market value, which resulted in an unrealized gain on securities available for sale of $4.9 million during the three-month period ended January 2, 1999. Fair value and carrying value of the Company's investment in Vision Group approximated $7.4 million and $2.4 million, respectively, at January 2, 1999. During December of 1998, Donnelly committed its remaining shares in the outstanding stock of Vision Group to the tender offer made by STMicroelectronics to acquire all of the outstanding stock of Vision Group. This sales transaction is expected to be consummated in the third quarter of 1999.

On November 3, 1997, the Company formed Lear Donnelly Overhead Systems, L.L.C. ("Lear Donnelly"), a 50% owned joint venture with Lear Corporation ("Lear"). Lear Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ("products"). The Company and Lear each contributed certain technologies, assets and liabilities for the creation of the joint venture. The Company transferred net assets of $7.9 million associated with its interior trim and lighting businesses, including $10 million of debt, to the joint venture for its 50% interest.

Lear Donnelly manufactures products for sale to both the Company and Lear, who are each responsible for their customer sales efforts to the original equipment manufacturers. Because existing and certain future contracted sales have been retained by the Company, the existence of the joint venture does not significantly impact the comparability of net sales of the Company from period to period. Due to the supply agreement between Lear Donnelly and the parent companies, the sales are reported by the parents; however, the related net earnings of the joint venture are being accounted for by the Company under the equity method based on one-half the profitability of Lear Donnelly. This agreement results in the dilution of gross profit and operating margins as a percentage of sales for the periods presented.

ITEM 2.  DONNELLY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SECOND QUARTER REPORT
FOR THE SIX MONTHS ENDED JANUARY 2, 1999


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates,
(ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers, (iv) market development of specific products of the Company, including electrochromic mirrors, (v) whether the Company successfully implements its European restructuring and (vi) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

OVERVIEW

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Fiscal 1998 included 52 weeks and fiscal 1999 will include 53 weeks. Accordingly, the three- and six-month period ended January 2, 1999 and December 27, 1997, included 14 and 27 weeks and 13 and 26 weeks, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of or for a period ended on a particular date include Donnelly Hohe's financial statements as of or for a period ended approximately one month before that date. Accordingly, the Company's financial statements for the period ended January 2, 1999, consolidate Donnelly Hohe's financial statements for the period ended November 30, 1998. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year. The comparability of the Company's results on a period to period basis may also be affected by the Company's formation of new joint ventures, alliances, acquisitions, dispositions and substantial investment in new product lines.

Effective January 4, 1999, the Company merged its wholly-owned subsidiary, Donnelly Optics Corporation ("Optics") into Optics Acquisition, Inc. ("Acquisition"), a wholly-owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. The surviving corporation in this merger was Optics and its name was changed to Applied Optics, Inc. ("AOI"). Optics designed and manufactured injection molded optical lenses for the automotive, computer and medical industries. Applied Image Group develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. As a result of this transaction, the assets and liabilities of Optics have been removed from the Company's financial statements as of December 1, 1998. The financial results of Optics are no longer included in the Company's financial statements after December 1, 1998. The Company transferred the net assets of Optics for a 13% equity interest in AIG and a $5 million convertible note.

RESULTS OF OPERATIONS

Net sales in the second quarter of 1999 increased by 22.7% to $239.1 million, compared to $194.8 million for the second quarter of 1998. For the six-month period, net sales were $428.7 million and $360.0 million for 1999 and 1998 respectively, an increase of 19.1%.

Net sales for the Company's North American operations increased by approximately 11.3% and 22.2% in the second quarter and first half of 1999 compared to 1998, respectively. The increase was primarily due to programs launched in 1998 running at full production volumes and new product introductions in the modular window and interior trim product lines. North American car and light truck build increased approximately 3% in the second quarter of 1999 and was flat for the first half of 1999 compared to the same periods last year. Net sales for the Company's European operations were approximately 16.6% and 13.5% higher in the second quarter and six-month period of 1999 compared to 1998 respectively. This was primarily due to the launch of new electrochromic business and continued strong industry car build.

The Company's gross profit margin for the second quarter of 1999 was 14.7%, compared to 17.2% for the second quarter of 1998. For the six-month period of 1999 and 1998, gross profit margins were 14.4% and 17.1%, respectively.

The Company's North American gross profit margins for the three- and six-month periods were lower, compared to the same period in 1998, primarily due to the formation of the Lear-Donnelly joint venture, which is accounted for under the equity method, and relatively greater revenue growth of products with lower profit margins. The Company's North American operations have experienced a more rapid rate of revenue growth in modular window net sales, relative to the net sales growth of other products, such as mirrors, which have higher profit margins. The Company may experience a change in gross profit margin from period to period based on the sales growth or change in mix of higher- or lower-margin products. The Company's gross profit margins in the first and second quarters of 1999 were unfavorably affected by ongoing start-up losses at Donnelly Optics, the Company's wholly-owned digital imaging operation in Tucson, Arizona, due to slower than anticipated consumer acceptance of computer digital imaging products. This business was merged into a new company in the second quarter of 1999, of which the Company owns a 13% interest. Also, a favorable arbitration award in the first quarter of 1998 offset excess costs related to visor programs and improved margins slightly for the three- and six-month periods of 1998.

The Company's European gross profit margin improved in the second quarter and first six months of 1999, as compared to 1998, primarily due to improvements in Germany. Gross profit margins at the Company's operations in Spain and France continue to remain strong, while gross profit margins in Ireland were flat in the second quarter and first six months of 1999, as compared to 1998.

Selling, general and administrative expenses increased to 9.2% of net sales in the second quarter of 1999, from 9.0% of net sales in the second quarter of 1998, primarily due to higher expenses on resources to support the introduction of new information systems and technology. Selling, general and administrative expenses were 9.5% of net sales for the first six months of 1999, compared to 9.1% for the same period last year.

Research and development expenses for the second quarter of 1999 were 4.1% of net sales, compared to 5.0% of net sales for the second quarter of 1998 and were 4.4% and 5.4% of net sales for the first six months of 1999 and 1998, respectively. The Company expects future research and development expenses to be lower than in the past, primarily due to the transfer of direct expenses to support the interior trim and lighting business to the Lear Donnelly joint venture, which is being accounted for under the equity method.

The Company had operating income of $3.3 million and $6.4 million in the
second quarter of 1999 and 1998, respectively.   For the first six months of
1999, the Company had an operating income of $2.2 million, a decrease of $7.3 million, from an operating income of $9.5 million in 1998. The Company's North American operating income was lower as a percent of sales for the three- and six-month period, primarily due to losses associated with the start-up of Donnelly Optics. Also contributing to the lower operating income as a percent of sales was an unfavorable product mix and increased administrative costs to support new information systems. A favorable arbitration award offset excess costs on certain visor programs in the first and second quarters of 1998 and improved margins slightly in the prior year. The formation of the Lear Donnelly joint venture, which is accounted for under the equity method, did not have a material impact on the Company's operating margins for the period.

The Company's European operating income was up slightly in the second quarter and down slightly for the comparable six-month period. Operating variances in Germany and Ireland caused by manufacturing process inefficiencies and new program start-up costs were offset by strong sales in Europe and continued strong operational performance in Spain and France.
In September 1998, four members from the Company's senior management team began extended assignments in Europe to bring greater speed and effectiveness to the restructuring and turnaround particularly at operations in Germany and Ireland.

Interest expense was $2.2 million in the second quarter of 1999, compared to $2.3 million the previous year and $4.2 million and $4.7 million for the six months of 1999 and 1998, respectively. Interest expense was lower primarily due to favorable interest rates, compared to the same period last year.

In the second quarter of 1999, the Company sold 5.7% of its holding in Vision Group, resulting in an insignificant gain. The Company now owns 19.9% of the common stock of Vision Group and accounts for its investment in accordance with SFAS 115. Under this method, the Company was required to write up this investment to its market value, which resulted in an unrealized gain on securities available for sale of $4.9 million during the three-month period ended January 2, 1999. Fair value and carrying value of the Company's investment in Vision Group approximated $7.4 million and $2.4 million, respectively, at January 2, 1999. During December of 1998, Donnelly committed its remaining shares in the outstanding stock of Vision Group to the tender offer made by STMicroelectronics to acquire all of the outstanding stock of Vision Group. This sales transaction is expected to be consummated in the third quarter of 1999.

The Company's effective tax rate for the three- and six-month periods in 1999 was 19.8% and 90.2%, respectively. The projected tax rate for fiscal 1999 is estimated to be between 30% to 32%. The higher rate is due to trade tax benefits recognized on the operating losses at Donnelly Hohe.

Minority interest in net (income) loss of subsidiaries was ($0.3) million in the second quarter of 1999, compared to ($0.1) million in the second quarter of 1998 and ($0.0) million and $0.2 million in the first half of 1999 and 1998, respectively. Equity in earnings (losses) of affiliated companies was $0.2 million in the second quarter of 1999 compared to ($0.2) million for the same period in 1998 and ($0.4) million and ($0.2) million in the first half of 1999 and 1998, respectively. The improvement in equity earnings (losses) in the second quarter of 1999 is primarily related to the sale of 5.7% of the Company's shares in Vision Group and operational improvements at the Company's joint venture in China.

During 1999, the Company continues to focus on implementing plans to improve financial performance; however, the delays in implementing improvements in Europe and the investments required for Donnelly Optics have placed pressure on the financial performance of the Company. In September 1998, four members from the Company's senior management team began extended assignments in Europe to bring greater speed and effectiveness to the restructuring and turnaround needed in Europe. This action combined with the merger of Donnelly Optics into a new company, are expected to strongly support the financial improvement initiative of the Company. In North America, the Company's management has implemented an effort to re-focus functional groups on best-in-class performance in terms of operational effectiveness and cost efficiency. This initiative has led to setting productivity improvement goals in North American administrative functions. The combination of these efforts is focused on implementing the Company's financial performance improvement initiative.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $41.8 million and $47.5 million in the Company's Combined Consolidated Balance Sheets dated January 2, 1999, and June 27, 1998, respectively. The Company's long-term borrowing decreased by approximately $12 million from June 27, 1998 to January 2, 1999. The Company's current ratio was 1.2 and 1.5 at January 2, 1999 and June 27, 1998, respectively. Working capital was $25.9 million at January 2, 1999, compared to $52.5 million at June 27, 1998. These effects are primarily attributable to the period end dates in accordance with the 53-week fiscal year. Consequently, payments were received within this period from many of the Company's customers who pay the Company on pre-established payment dates ranging from the 25th to the 30th of each month.

Capital expenditures for the first six months of 1999 and 1998 were $26.5 and $22.4 million, respectively. Capital spending in 1999 is expected to be higher compared to the previous year to support new business in electrochromic mirrors, complete outside mirrors and modular windows and the implementation of new manufacturing, distribution and administrative information systems in North America.

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

Except for the Company's subsidiary in Mexico, the value of the Company's long-term consolidated assets and liabilities located outside the United States and income and expenses reported by the Company's foreign operations may be affected by translation values of various foreign currencies. The Company's primary foreign investments are in Germany, Ireland, Spain and France. Translation gain and loss adjustments are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, whose functional currency is the United States Dollar, transaction and translation gains or losses are reflected in net income for all accounts, other than intercompany balances of a long-term investment nature, for which the translation gains or losses are reported as a separate component of shareholders' equity.

The Company utilizes interest rate swaps and foreign exchange contracts, from time to time, to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material.

Recently Issued Accounting Standards

Effective for the quarter ended September 27, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. The quarterly information required by this disclosure has been included in Note D--- Comprehensive Income, in the Notes to Condensed Combined Consolidated Financial Statements.

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

SFAS No. 132, "Employer's Disclosures about Pensions and Other
Postretirement Benefits," an amendment of SFAS's No. 87, 88, and 106, revises the standards for employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or the recognition of those plans.

SFAS Nos. 131 and 132 are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not yet fully evaluated the impact, if any, they may have on future financial statement disclosures; however, results of operations and financial position will be unaffected by implementation of these new standards.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amends SFAS Nos. 52 and 107 and supersedes SFAS Nos. 80, 105 and 119. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the implementation of this new standard to have a material impact on results of operations or financial position of the Company.

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

Year 2000 Data Conversion

The year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

During 1997, the Company formed an ongoing internal review team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. A team of the Company's global professionals has been engaged in a process to work with Company personnel to identify and resolve significant Year 2000 issues in a timely manner. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally-used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with suppliers.

The assessment process has been completed at the Company's North American and European operations. In addition, the Company has initiated formal communications with its suppliers and large customers in North America and Europe to determine the extent to which the Company is vulnerable to third-party failure to remediate their own Year 2000 issues.

The Company's operations in North America are in the process of both replacing their existing manufacturing, distribution and administrative applications with new software which is Year 2000 compliant, as well as making their current legacy systems Year 2000 compliant. The decisions to replace these systems were primarily based on the ongoing and expected future industry requirements and the inability of the current applications to meet these expectations. The Company has not accelerated the plans to replace these systems because of the Year 2000 issue. A contingency plan has been developed which includes continuing use of current manufacturing and distribution software, which will be Year 2000 compliant by summer.

In Europe the Company has completed the remediation process for internal manufacturing, distribution and administration systems in Ireland and Spain, and is expected to complete the process in France and Germany by late summer. The cost of the remediation process is expected to be less than $3 million.

The Company intends to use both internal and external resources to reprogram, or replace and test, the software for Year 2000 modifications. The Company plans to substantially complete its Year 2000 assessment and remediation in the summer of 1999. The project costs attributable to the purchase of new software to meet future industry requirements will be capitalized. The total remaining Year 2000 project cost, anticipated to be less than $3 million, will be expensed as incurred over the next nine to twelve months.

The costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors; however, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes and similar uncertainties. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

Euro Conversion

Effective January 1, 1999, eleven of fifteen member countries of the European Union ("EU") established permanent rates of exchange between the members' national currency and a new common currency, the "euro." In this first phase, the euro is available for noncash transactions in the monetary, capital, foreign exchange and interbank markets. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until the euro currency is issued in January 2002 and the participating members' national currency is withdrawn by July 2002. The Company's significant European operations are all located in member countries participating in this monetary union.

The Company created an internal panEuropean cross functional team, as well as internal teams, at each operation affected by the change to address operational implementation issues and investigate strategic opportunities due to the introduction of the euro. The Company has established action plans that are currently being implemented to address the euro's impact on information systems, currency exchange risk, taxation, contracts, competition and pricing. The Company anticipates benefiting from the introduction of the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe and increased efficiency in centralized European cash management. The Company does not presently expect that the introduction and use of the euro will materially affect the Company's foreign exchange hedging activities or the Company's use of derivative instruments. Any costs associated with the introduction of the euro will be expensed as incurred. The Company does not believe that the introduction of the euro will have a material impact on the results of operations or financial position of the Company.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in the 1998 Annual Report, Summary of Significant Accounting Policies in the Notes to the Combined Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 9 - Financial Instruments and Note 7 - Debt and Other Financing Arrangements of the Company's 1998 Annual Report.

International operations, excluding U.S. export sales, which are principally denominated in U.S. dollars, constitute a significant portion of the revenues and identifiable assets of the Company and totaled $261 million and $149 million, respectively, as of and for the year ended June 27, 1998, most of which were denominated in Deutsche marks. The Company has significant loans to foreign affiliates which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency translation adjustment of the Company's net investment in these affiliates and the foreign currency transaction adjustments on long-term advances to affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. Since the Company manufactures its products in a number of locations around the world, it has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to partially counterbalance its foreign currency transaction risk. Selective foreign currency commitments and transaction exposures are partially hedged. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, it borrows in local currencies to reduce such exposure. The Company is also exposed to fluctuations in other currencies including: Brazilian reals, British pounds, French francs, Irish punts, Japanese yen, Mexican pesos and Spanish pesetas. The fair value of the foreign currency contracts outstanding has been immaterial each of the last two years.

The Company's cash position includes amounts denominated in foreign currencies. The Company manages its worldwide cash requirements considering available funds among its subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of the Company's affiliates could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. The Company has and will continue to transfer cash from those affiliates to the parent and to other international affiliates when it is cost effective to do so.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates, while attempting to minimize interest costs. Approximately half of the Company's long-term debt is fixed and an additional $30 million is effectively fixed through interest rate swaps.

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

On February 10, 1998, the Company filed a patent infringement action, Donnelly Corporation v. Britax Rainsfords, Inc., which is pending in the United States District Court for the Western District of Michigan. The lawsuit alleges that the production and sale by Britax of rearview mirrors incorporating a security light infringes on a Company patent. The Company seeks an injunction against Britax, as well as unspecified damages. Britax has denied infringement and asserts that the Company's patent is invalid and unenforceable. Britax has filed a motion for summary judgment seeking to have the lawsuit dismissed without prejudice on the basis that there is no justifiable case or controversy. This motion is currently pending. In a related action, on May 18, 1998, Britax sued the Company in the High Court of England seeking to invalidate two of the Company's English patents, which correspond to the United States patents, subject to the litigation described above. On July 3, 1998, the Company brought an action in the High Court of England alleging patent infringement by Britax and seeking injunctive relief and damages. Management believes that the Britax litigation will be resolved without a material adverse effect on the Company's financial condition or results of operations and liquidity.

The Company and Shunde-Ronqui Zhen Hua Automotive Parts Plant, a Chinese company, formed a joint venture company in 1996 to manufacture automotive, truck and motorcycle rearview mirrors in the People's Republic of China. Disputes have arisen between the Company and its joint venture partner. The Company has commenced arbitration proceedings to terminate the joint venture and to recover damages. The Company believes that the outcome will not have a material effect on the Company's financial condition or results of operation and liquidity.

On May 12, 1998, Metagal Industria E Cornercio Ltda (Metagal) filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan. The complaint requests a declaratory judgment of noninfringement and invalidity of certain Company patents related to lights integrated into automotive mirrors. The Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operation and liquidity.

On October 6, 1998, the Company filed a complaint against Metagal in the U.S. District Court for the Western District of Michigan. The lawsuit alleges that the production and sale by Metagal of certain automotive rearview mirrors incorporating lights infringes one of the Company's patents. The Company seeks an injunction against Metagal, as well as unspecified damages. Metagal has denied infringement and asserts that the Company's patent is invalid. The parties have recently agreed that this lawsuit will be transferred to the Eastern District of Michigan, where Metagal's declaratory judgment action described above is pending. The Company believes that this litigation will not have a material adverse effect on the Company's financial condition and liquidity.

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


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held October 16, 1998, the shareholders voted on various proposals presented in the Company's 1998 definitive proxy statement. The results of the votes follow:

I.   Proposal to elect ten (10) directors, each for a term of one year:

     Class A Common Stock            For       Withheld    Broker Non-Vote
     John A. Borden               5,191,676      50,329           0
     R. Eugene Goodson            5,195,609      46,396           0
     Donald R. Uhlmann            5,195,700      46,305           0

     Class B Common Stock
     Dwane Baumgardner           34,067,140     146,220           0
     Arnold F. Brookstone        34,067,140     146,220           0
     B. Patrick Donnelly, III    34,067,140     146,220           0
     Joan E. Donnelly            34,067,140     146,220           0
     Thomas E. Leonard           34,067,140     146,220           0
     Gerald T. McNeive           34,067,140     146,220           0
     Rudolph B. Pruden           34,067,140     146,220           0


2. A proposal to approve the Donnelly Corporation 1998 Employee Stock Option Plan (the "Option Plan"). The proposal was carried and the Option Plan was approved with 37,419,254 votes being cast in favor, 1,136,007 votes being cast against and 750,812 of broker non-votes.

3. A proposal to approve the Donnelly Corporation 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The proposal was carried and the Stock Purchase Plan was approved with 38,168,513 votes being cast in favor, 387,461 votes being cast against and 750,812 of broker non-votes.

4. A proposal to approve the First Amendment to the Donnelly Corporation Non-employee Stock Option Plan (the "Amendment"). The proposal was carried and the Amendment was approved with 38,136,687 votes being cast in favor, 408,351 votes being cast against and 750,812 of broker non-votes.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS - 27 FINANCIAL DATA SCHEDULES

(b)  REPORTS ON FORM 8-K

The Registrant filed Form 8-K, dated January 4, 1999, which has subsequently been amended. The filings included an Agreement and Plan of Merger among Applied Image Group, Inc., Optics Acquisition, Inc., Donnelly Optics Corporation and Bruno Glavich and pro forma financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     DONNELLY CORPORATION
                                     Registrant




Date: February 16, 1999              /s/ J. Dwane Baumgardner
                                     J. Dwane Baumgardner
                                     Chairman, Chief Executive Officer, and
                                     President

Date: February 16, 1999	             /s/ Scott E. Reed
                                     Scott E. Reed
                                     Senior Vice President, Chief Financial
                                     Officer