Form 10-Q
period 1999-04-03
DONNELLY CORP
filed 1999-05-18
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                                QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 3, 1999, Commission File Number 1-9716

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

5,895,078 shares of Class A Common Stock and 4,207,404 shares of Class B Common Stock were outstanding as of April 30, 1999.

DONNELLY CORPORATION

INDEX

                                                                   Page
                                                                 Numbering
PART 1.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

             * Condensed Combined Consolidated Balance Sheets
                 April 3, 1999 and June 27, 1998                        3
             * Condensed Combined Consolidated Statements of Income
                 Three and nine months ended April 3, 1999 and
                 March 28, 1998                                         4
             * Condensed Combined Consolidated Statements of Cash Flows
                 Nine months ended April 3, 1999 and  March 28, 1998    5
             * Notes to Condensed Combined Consolidated Financial
                 Statements                                          6-10

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                       11-18

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                              18-19

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                        20-21

  Item 6.  Exhibits and Reports on Form 8-K                            21

  Signatures                                                           22

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                    Apr 3,          Jun 27,
In thousands                                         1999             1998
ASSETS
Current assets:
Cash and cash equivalents                         $   6,953       $   5,628
Accounts receivable, less allowance
 of $1,055 and $1,095                                85,887          92,972
Inventories                                          44,119          44,146
Prepaid expenses and other current assets            32,012          24,031
    Total current assets                            168,971         166,777
Property, plant and equipment                       322,892         295,119
Less accumulated depreciation                       142,415         126,214
    Net property, plant and equipment               180,477         168,905
Investments in and advances to affiliates            26,417          19,590
Other assets                                         30,811          22,613
    Total assets                                  $ 406,676       $ 377,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $  91,230       $  77,595
Other current liabilities                            47,769          36,717
    Total current liabilities                       138,999         114,312
Long-term debt, less current maturities             122,850         123,706
Deferred income taxes and other liabilities          40,137          35,831
    Total liabilities                               301,986         273,849
Minority interest                                       949             754
Preferred stock                                         531             531
Common stock                                          1,014           1,011
Other shareholders' equity                          102,196         101,740
    Total shareholders' equity                      103,741         103,282
    Total liabilities and shareholders' equity    $ 406,676       $ 377,885

The accompanying notes are an integral part of these statements.



DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended       Nine Months Ended
                              ----------------------   --------------------
In thousands,                    Apr 3,      Mar 28,     Apr 3,    Mar 28,
except share data                 1999        1998        1999      1998
Net sales                     $  233,154  $  193,658  $  661,850  $ 553,634
Cost of sales                    195,191     161,009     562,037    459,432
    Gross profit                  37,963      32,649      99,813     94,202
Operating expenses:
Selling, general and
 administrative                   20,560      17,380      61,145     50,057
Research and development           9,570       8,595      28,637     28,003
Non-recurring charges              8,777           -       8,777          -
    Operating income (loss)         (944)      6,674       1,254     16,142
Non-operating (income) expenses:
Interest expense                   2,202       2,017       6,384      6,711
Interest income                     (122)       (204)       (474)      (481)
Royalty income                      (365)       (180)       (631)      (452)
Gain on sale of equity investment (5,130)          -      (5,498)    (4,598)
Other (income) expense, net          684        (641)        411       (629)
    Income before taxes on income  1,787       5,682       1,062      15,591
Taxes on income (credit)            (281)      1,408        (935)      5,156

    Income before minority interest
     and equity earnings           2,068       4,274       1,997     10,435
Minority interest in net (income)
 loss of subsidiaries              1,783          (3)      1,741        231
Equity in losses of affiliated
 companies                           (31)       (898)       (457)    (1,138)
Net income                    $    3,820  $    3,373  $    3,281  $   9,528

Per share of common stock:
  Basic net income per share  $     0.38  $     0.34  $     0.32  $    0.96
  Diluted net income
   per share                  $     0.38  $     0.33  $     0.32  $    0.94
  Cash dividends declared     $     0.10  $     0.10  $     0.30  $    0.30
  Average common shares
   outstanding                10,093,510   9,963,706  10,086,031  9,932,265

The accompanying notes are an integral part of these statements.


DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                      ----------------------
                                                        Apr 3,       Mar 28,
In thousands                                             1999         1998
OPERATING ACTIVITIES
Net income                                            $  3,281     $  9,528
Adjustments to reconcile net income to net cash
 from (for) operating activities:
Depreciation and amortization                           19,475       18,013
(Gain) loss on sale of property and equipment              236          (54)
Gain on sale of affiliate stock                         (5,498)      (4,598)
Deferred pension cost and postretirement benefits        4,698        4,043
Deferred income taxes                                   (1,378)       1,248
Minority interest loss                                  (3,136)        (546)
Equity in losses of affiliated companies                   457        1,138
Non-recurring charges                                    8,777            -
Changes in operating assets and liabilities:
Sale (repayment) of accounts receivable                  5,059         (884)
Accounts receivable                                        974       (9,093)
Inventories                                                (97)      (3,943)
Prepaid expenses and other current assets               (8,865)       3,827
Accounts payable and other current liabilities          15,936       (1,441)
Other                                                      477       (3,773)
    Net cash from operating activities                  40,396       13,465

INVESTING ACTIVITIES
Capital expenditures                                   (40,870)     (33,050)
Proceeds from sale of property and equipment               629          608
Investments in and advances to equity affiliates        (4,940)        (653)
Proceeds from sale of affiliate stock                    8,636       11,067
Other                                                     (707)        (295)
    Net cash for investing activities                  (37,252)     (22,323)

FINANCING ACTIVITIES
Proceeds from long-term debt                               970        9,452
Repayments on long-term debt                                 -         (429)
Common stock issuance                                      295        1,110
Dividends paid                                          (3,057)      (2,578)
Other                                                        -         (218)
    Net cash from (for) financing activities            (1,792)       7,337
Effect of foreign exchange rate changes on cash            (27)        (368)
Increase (decrease) in cash and cash equivalents         1,325       (1,889)
Cash and cash equivalents, beginning of period           5,628        8,568
Cash and cash equivalents, end of period              $  6,953     $  6,679

The accompanying notes are an integral part of these statements.


                             DONNELLY CORPORATION
        NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                April 3, 1999

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited Condensed Combined Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 3, 1999, should not be considered indicative of the results that may be expected for the year ended July 3, 1999. The Combined Consolidated Balance Sheet at June 27, 1998, has been taken from the audited Combined Consolidated Financial Statements and Condensed. The accompanying Condensed Combined Consolidated Financial Statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 27, 1998. Certain reclassifications have been made to prior year data to conform to the current presentation and had no effect on net income reported for any period.

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Fiscal 1998 included 52 weeks and fiscal 1999 will include 53 weeks. Accordingly, the three- and nine-month periods ended April 3, 1999, and March 28, 1998, included 13 and 40 weeks and 13 and 39 weeks, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

NOTE B---INVENTORIES

Inventories consist of:
(In thousands)                            April 3,        June 27,
                                            1999            1998
                                          --------        --------
Finished products and work in process     $ 16,723        $ 16,987
Raw materials                               27,396          27,159
                                          --------        --------
                                          $ 44,119        $ 44,146
                                          --------        --------
                                          --------        --------

NOTE C---EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                Three Months Ended       Nine Months Ended
                              ----------------------   --------------------
In thousands,                    Apr 3,      Mar 28,     Apr 3,     Mar 28,
except share data                 1999        1998        1999       1998
Net income                    $  3,820    $  3,373    $  3,281    $  9,528
Less: Preferred stock
 dividends                         (10)        (10)        (30)        (30)
Income available to common
 stockholders                 $  3,810    $  3,363    $  3,251    $  9,498

Weighted-average shares         10,094       9,964      10,086       9,932
Plus: Effect of dilutive
 stock options                      27         135          39         144
Adjusted weighted-average
 shares                         10,121      10,099      10,125      10,076

Basic earnings per share      $    .38    $   0.34    $    .32    $   0.96

Diluted earnings per share    $    .38    $   0.33    $    .32    $   0.94


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

Comprehensive income consists of the following (in thousands):

                                Three Months Ended       Nine Months Ended
                              ----------------------   --------------------
                                Apr 3,      Mar 28,     Apr 3,     Mar 28,
                                 1999        1998        1999       1998
Net income                    $  3,820    $  3,373    $  3,281    $  9,528
Other comprehensive income (loss):
  Foreign currency translation
   and transaction adjustments   2,466      (1,740)        (61)     (2,908)
  Reclassification adjustment
   for net gain on securities
   available for sale included
   in net income                (3,216)          0           0           0

Comprehensive income          $  3,070    $  1,633    $  3,220    $  6,620


Translation and transaction adjustments were recorded directly in a component of shareholders' equity in the accompanying Condensed Combined Consolidated Balance Sheets. These resulted from foreign currency denominated assets and liabilities of the Company's foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates and related fluctuation in exchange rates. The Company's investment in VISION Group plc ("VISION Group") was accounted for in accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and reported at fair value, with unrealized gains and losses reported directly in a component of shareholders' equity in the accompanying Condensed Combined Consolidated Balance Sheet (see also Note
F). In the third quarter of 1999, the company sold its interest in VISION Group which caused the previous unrealized gain to be realized. Total accumulated other comprehensive income totaled ($8.1) million at April 3, 1999, and June 27, 1998.


NOTE E---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   Nine Months Ended
                                               ------------------------
(In thousands)                                 April 3,        March 28,
                                                 1999            1998
                                               --------        --------
Cash paid during the period for:
  Interest                                   $  5,472        $  6,269
  Income taxes                                  2,246             751

Non-Cash financing and investing activities:
  Transfer of non-cash net assets to         $  2,617        $  7,845
   affiliates (See Note F)
  Transfer of interest bearing note from     $  5,000        $     --
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

In the second quarter of 1999, the Company sold 5.7% of its holding in VISION Group resulting in an insignificant gain. The Company then owned 19.9% of the common stock of VISION Group, and accounted for its investment in accordance with SFAS 115. Under this method, the Company was required to write up this investment to its market value, which resulted in an unrealized gain on securities available for sale of $4.9 million during the second quarter of 1999. This gain was realized in the third quarter of 1999, when the Company sold its remaining 19.9% interest in VISION Group.
As a result of this sale, the Company received $7.6 million in proceeds and recognized a pretax gain of approximately $5.1 million, or $0.33 per share after tax.

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

NOTE G---RESTRUCTURING OF OPERATIONS

The third quarter of 1999 included an $8.8 million non-recurring pretax charge, or $3.5 million at net income, in the Company's European operations. The European turnaround plan includes the consolidation of two German manufacturing facilities, re-negotiating existing labor contracts, outsourcing or reducing non-core manufacturing processes, implementing throughout Europe the Donnelly Production System (DPS), Donnelly's unique approach to lean manufacturing processes, and centralizing certain sales, administrative and engineering functions. The pre-tax charge consists primarily of severance and voluntary incentive programs for approximately 200 production, production support and administrative employees and the write-off of certain assets. At April 3, 1999, no cash flows were incurred associated with the plan. It is expected that the plan will be completed by the middle of calendar year 2000.

ITEM 2.     DONNELLY CORPORATION AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          THIRD QUARTER REPORT
                  FOR THE NINE MONTHS ENDED APRIL 3, 1999


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

OVERVIEW

The Company's fiscal year ends on the Saturday nearest June 30, and its fiscal quarters end on the Saturdays nearest September 30, December 31, March 31 and June 30. Fiscal 1998 included 52 weeks and fiscal 1999 will include 53 weeks. Accordingly, the three- and nine-month period ended April 3, 1999, and March 28, 1998, included 13 and 40 weeks and 13 and 39 weeks, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

Donnelly Hohe's fiscal year ends on May 31, and its fiscal quarters end on August 31, November 30, February 28 and May 31. Accordingly, the Company's Combined Consolidated Financial Statements as of or for a period ended on a particular date include Donnelly Hohe's financial statements as of or for a period ended approximately one month before that date. Accordingly, the Company's financial statements for the period ended April 3, 1999, consolidate Donnelly Hohe's financial statements for the period ended February 28, 1999.

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. These same factors cause quarterly results to fluctuate from year to year. The comparability of the Company's results on a period-to-period basis may also be affected by the Company's formation of new joint ventures, alliances, acquisitions, dispositions and substantial investment in new product lines.

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

RESULTS OF OPERATIONS

Net sales in the third quarter of 1999 increased by 20.4% to $233.2 million, compared to $193.7 million for the third quarter of 1998. For the nine-month periods, net sales were $661.9 million and $553.6 million for 1999 and 1998 respectively, an increase of 19.5%.

Net sales for the Company's North American operations increased by approximately 25.3% and 23.3% in the third quarter and for the first nine months of 1999 compared to 1998, respectively. The increase was primarily due to programs launched in 1998 running at full production volumes, new product introductions in the modular window and interior trim product lines and stronger North American car and light truck build. North American car and light truck build increased approximately 7% in the third quarter of 1999 and increased 3% for the first nine months of 1999 compared to the same periods last year. Net sales for the Company's European operations were approximately 10.8% and 12.6% higher in the third quarter and nine-month period of 1999 compared to 1998, respectively. This was primarily due to the launch of new electrochromic business and continued strong industry car build. The European car build increased approximately 10% in the third quarter of 1999 and increased 9% for the first nine months of 1999 compared to the same periods last year.

The Company's gross profit margin for the third quarter of 1999 was 16.3%, compared to 16.9% for the third quarter of 1998. For the nine-month periods of 1999 and 1998, gross profit margins were 15.1% and 17.0%, respectively. The Company may experience a change in gross profit margin from period to period based on the sales growth or change in mix of higher- or lower-margin products.

The Company's North American gross profit margin was flat for the three-month period and was lower for the nine-month period as compared to the same periods in 1998. The lower gross profit margin for the nine-month period is primarily due to the formation of the Lear Donnelly joint venture, and relatively greater revenue growth of products with lower profit margins.
The Lear Donnelly joint venture unfavorably impacts gross profit margins because sales related to the joint venture are included in the net sales of the Company, but the gross profit is recorded by Lear Donnelly, which the Company accounts for under the equity method. Due to the start-up of Lear Donnelly in the second quarter of 1998, the joint venture did not significantly impact the comparability of gross profit in the third quarter of 1999 as compared to 1998.

The Company's North American gross profit margins in the first and second quarters of 1999 were unfavorably affected by ongoing start-up losses at Donnelly Optics, the Company's wholly-owned digital imaging operation in Tucson, Arizona, due to slower than anticipated consumer acceptance of computer digital imaging products. This business was merged into a new company in the second quarter of 1999, of which the Company owns a 13% interest. Also, a favorable arbitration award in the first quarter of 1998 offset excess costs related to visor programs and improved margins slightly for the nine-month period of 1998.

The Company's European gross profit margin was down slightly in the third quarter and flat in the first nine months of 1999, as compared to 1998. Gross profit margins at the Company's operations in Spain and France
continue to remain strong.   European gross profit margins were lower in the
third quarter primarily due to a write-off of inventory at German and Irish locations associated with the European turnaround plan. Also, in the third quarter of 1998, the Company's European operations benefited from a one-time supplier rebate.

Selling, general and administrative expenses decreased to 8.8% of net sales in the third quarter of 1999, from 9.0% of net sales in the third quarter of 1998, primarily due to the ability to leverage these expenses on higher sales volumes in North America. Cost reduction programs offset higher costs to support the introduction of new information systems and technology. Selling, general and administrative expenses were 9.2% of net sales for the first nine months of 1999, compared to 9.0% for the same period last year.

Research and development expenses for the third quarter of 1999 were 4.1% of net sales, compared to 4.4% of net sales for the third quarter of 1998 and were 4.3% and 5.1% of net sales for the first nine months of 1999 and 1998, respectively.

The third quarter of 1999 included an $8.8 million non-recurring pretax charge, or $3.5 million at net income, in the Company's European operations. The European turnaround plan includes the consolidation of two German manufacturing facilities, re-negotiating existing labor contracts, outsourcing or reducing non-core manufacturing processes, implementing throughout Europe the Donnelly Production System (DPS), Donnelly's unique approach to lean manufacturing processes, and centralizing certain sales, administrative and engineering functions. The pretax charge consists primarily of severance and voluntary incentive programs for approximately 200 production, production support and administrative employees and the write-off of certain assets. At April 3, 1999, no cash flows were incurred associated with the plan. It is expected that the plan will be completed by the middle of calendar year 2000.

The Company recorded an operating income (loss) of ($0.9) million and $6.7 million in the third quarter of 1999 and 1998, respectively. For the first nine months of 1999, the Company had an operating income of $1.3 million, a decrease of $14.8 million, from an operating income of $16.1 million in 1998.

The Company's North American operating income was stronger as a percent of sales for the three-month period of 1999 compared to 1998 primarily due to higher volumes, and lower selling, administrative and development engineering costs as a percent to sales in the period. In addition, the third quarter's operating margins were benefited by the Optics merger in the second quarter of 1999. For the nine month period, the Company's operating margins were lower primarily due to losses associated with the start-up of Donnelly Optics in the first six months of the year, an unfavorable product mix and increased administrative costs to support new information systems.
A favorable arbitration award offset excess costs on certain visor programs in the first and second quarters of 1998 and improved margins slightly in the prior year. The formation of the Lear Donnelly joint venture, which is accounted for under the equity method, did not have a material impact on the Company's operating margins for the period.

The Company's European operating income was lower in the three and nine-month periods primarily due to a non-recurring charge and inventory write-offs associated with the European turnaround plan. Strong sales in Europe and continued strong operational performance in Spain and France partially offset these charges. In addition, the third quarter of 1998 was benefited by a one-time supplier rebate. In September 1998, four members from the Company's senior management team began extended assignments in Europe to bring greater speed and effectiveness to the restructuring and turnaround, particularly at operations in Germany and Ireland.

Interest expense was $2.2 million in the third quarter of 1999, compared to $2.0 million the previous year and $6.4 million and $6.7 million for the nine months of 1999 and 1998, respectively. Interest expense was lower primarily due to favorable interest rates, compared to the same period last year.

In the second quarter of 1999, the Company sold 5.7% of its holding in VISION Group resulting in an insignificant gain. The Company then owned 19.9% of the common stock of VISION Group, and accounted for its investment in accordance with SFAS 115. Under this method, the Company was required to write up this investment to its market value, which resulted in an unrealized gain on securities available for sale of $4.9 million or $3.2 million, net of deferred taxes, during the second quarter of 1999. This gain was realized in the third quarter of 1999, when the Company sold its remaining 19.9% interest in VISION Group. As a result of this sale, the Company received $7.6 million in proceeds and recognized a pretax gain of approximately $5.1 million, or $0.33 per share after tax.

The Company recorded a tax credit of ($0.3MM) and ($0.9MM) in the three and nine month periods in 1999. The projected tax rate for fiscal 1999 is estimated to be approximately 13% - 16%. The lower tax rates are a result of higher tax rates recognized on operating losses in the Company's Germany operations, particularly associated with the non-recurring charge recognized in Germany. The effective annual tax rate without the impact of non-recurring charge would be approximately 22% - 24%.

Minority interest in net (income) loss of subsidiaries was $1.8 million in the third quarter of 1999, compared to ($0.0) million in the third quarter of 1998 and $1.7 million and $0.2 million in the first nine months of 1999 and 1998, respectively. The higher minority interest is primarily due to the non-recurring charge at the Company's German operations.

Equity in earnings (losses) of affiliated companies was $0.0 million in the third quarter of 1999 compared to ($0.9) million for the same period in 1998 and ($0.5) million and ($1.1) million in the first nine months of 1999 and 1998, respectively. The improvement in equity earnings (losses) in the third quarter of 1999 is primarily related to the sale of the Company's shares in VISION Group and operational improvements at the Company's joint ventures in China.

During 1999, the Company continues to focus on implementing plans to improve financial performance and is in the process of implementing the plans to which the Company committed to in September 1998. In September 1998, four members from the Company's senior management team began extended assignments in Europe to bring greater speed and effectiveness to the restructuring and turnaround needed in Europe. In the third quarter of 1999, this senior management team developed a turnaround plan to restore the European operations to long-term profitability. These actions combined with the merger of Donnelly Optics into a new company and the sale of the Company's interest in VISION Group, are expected to strongly support the financial improvement initiative of the Company. In North America, the Company's management has implemented an effort to re-focus functional groups on best-in-class performance in terms of operational effectiveness and cost efficiency. This initiative has led to setting productivity improvement goals in North American administrative functions. The combination of these efforts is focused on implementing the Company's financial performance improvement initiative.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $52.6 million and $47.5 million in the Company's Combined Consolidated Balance Sheets dated April 3, 1999, and June 27, 1998, respectively. The Company's total long-term borrowing remained relatively flat from June 27, 1998, to April 3, 1999.

The Company's current ratio was 1.2 and 1.5 at April 3, 1999, and June 27, 1998, respectively. Working capital was $30.0 million on April 3, 1999, compared to $52.5 million on June 27, 1998. Current assets remained relatively flat as compared to June 1998, despite the increase in overall sales volumes. This resulted primarily from a decrease in accounts receivables, due to the timing of customer payments, and relatively no change in inventories due to an improvement in inventory management in the Company's European operations, offsetting an increase in customer tooling to be billed. Current liabilities increased as compared to June 1998, due to the timing of employee benefit payments and the recognition of a restructuring provision in the third quarter of 1999.

Capital expenditures for the first nine months of 1999 and 1998 were $40.9 and $33.1 million, respectively. Capital spending in 1999 is expected to be higher compared to the previous year to support new business in electrochromic mirrors, complete outside mirrors and modular windows and the implementation of new manufacturing, distribution and administrative information systems in North America.

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

Except for the Company's subsidiary in Mexico, the value of the Company's long-term consolidated assets and liabilities located outside the United States and income and expenses reported by the Company's foreign operations may be affected by translation values of various foreign currencies. The Company's primary foreign investments are in Germany, Ireland, Spain and France. Translation gain and loss adjustments are reported as a separate component of shareholders' equity. For the Company's subsidiary in Mexico, whose functional currency is the United States Dollar, transaction and translation gains or losses are reflected in net income for all accounts, other than inter-company balances of a long-term investment nature, for which the translation gains or losses are reported as a separate component of shareholders' equity.

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

SFAS Nos. 131 and 132 are effective for financial statements for fiscal years beginning after December 15, 1997, and require comparative information for earlier years to be restated. Management has not yet fully evaluated the impact, they may have on future financial statement disclosures; however, results of operations and financial position will be unaffected by implementation of these new standards.

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

SOP 98-5, "Reporting on Costs of Start-Up Activities," requires costs of start-up activities and organization costs to be expensed as incurred. This Statement of Position is effective for fiscal years beginning after December 15, 1998. Management has not fully evaluated the impact of this standard on the results of operations and financial position of the Company.

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

The assessment process has been completed at the Company's North American and European operations. In addition, the Company has initiated formal communications with its joint ventures, suppliers and large customers in North America and Europe to determine the extent to which the Company is vulnerable to third-party failure to remediate their own Year 2000 issues.

The Company's operations in North America are in the process of both replacing their existing manufacturing, distribution and administrative applications with new software which is Year-2000 compliant, as well as making their current legacy systems Year-2000 compliant. The decisions to replace these systems were primarily based on the ongoing and expected future industry requirements and the inability of the current applications to meet these expectations. The Company has not accelerated the plans to replace these systems because of the Year 2000 issue. A contingency plan has been developed which includes continuing use of current manufacturing and distribution software, which will be Year-2000 compliant by summer.

In Europe the Company has completed the remediation process for internal manufacturing, distribution and administration systems in Ireland and Spain, and is expected to complete the process in France and Germany by late summer. The cost of the remediation process is expected to be less than $3 million.

The Company intends to use both internal and external resources to reprogram, or replace and test, the software for Year-2000 modifications. The Company plans to substantially complete its Year 2000 assessment and remediation in the summer of 1999. The project costs attributable to the purchase of new software to meet future industry requirements will be capitalized. The total remaining Year 2000 project cost, anticipated to be less than $3 million, will be expensed as incurred over the next six to nine months.

In addition to the fact that the Company will complete its assessment and remediation efforts by end of the summer of 1999, it has also initiated a Year 2000 contingency planning process to identify, reduce and manage the risk to our business and customers of Year 2000 failures on the part of others. The anticipated completion of Year 2000 contingency planning is early fall 1999.

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

The Company created an internal pan-European cross-functional team, as well as internal teams, at each operation affected by the change to address operational implementation issues and investigate strategic opportunities due to the introduction of the euro. The Company has established action plans that are currently being implemented to address the euro's impact on information systems, currency exchange risk, taxation, contracts, competition and pricing. The Company anticipates benefiting from the introduction of the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe and increased efficiency in centralized European cash management. The Company does not presently expect that the introduction and use of the euro will materially affect the Company's foreign exchange hedging activities or the Company's use of derivative instruments. Any costs associated with the introduction of the euro will be expensed as incurred. The Company does not believe that the introduction of the euro will have a material impact on the results of operations or financial position of the Company.

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

The Company and Shunde-Ronqui Zhen Hua Automotive Parts Plant, a Chinese company, formed a joint venture company in 1996 to manufacture automotive, truck and motorcycle rearview mirrors in the People's Republic of China. Disputes have arisen between the Company and its joint venture partner. The Company has commenced arbitration proceedings to terminate the joint venture and to recover damages. The parties have entered into an agreement to resolve the disputes and reorganize the joint venture company. The agreement will be effective upon approval of municipal approval authorities in China, which approval is expected by the parties. The Company believes that the resolution will not have a material effect on the Company's financial condition or results of operation and liquidity.

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

On October 6, 1998, the Company filed a complaint against Metagal in the U.S. District Court for the Western District of Michigan. The lawsuit alleges that the production and sale by Metagal of certain automotive rearview mirrors incorporating lights infringes one of the Company's patents. The Company seeks an injunction against Metagal, as well as unspecified damages. Metagal has denied infringement and asserts that the Company's patent is invalid. This lawsuit has recently been transferred to the Eastern District of Michigan, where Metagal's declaratory judgment action described above is pending. The Company believes that this litigation will not have a material adverse effect on the Company's financial condition and liquidity.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS - 27 FINANCIAL DATA SCHEDULES

Exhibit 10.1 The Donnelly Corporation Non-Employee Director Stock Option Plan was filed as part of a Registration Statement on Amendment No. 1 to Form S-8 on March 2, 1999, (Registration No. 33-55499) as Exhibit 4, and the same is hereby incorporated herein by reference.

Exhibit 10.2 Donnelly Corporation 401(K) Retirement Savings Plan (January 1, 1999, Restatement).

(b)  REPORTS ON FORM 8-K

The Registrant filed Form 8-K, dated April 30, 1999. The filing included a description of the Company's plan, effective July 4, 1999, to change its fiscal year from the Saturday closest to June 30 to December 31.

The Registrant filed Form 8-K, dated January 4, 1999, which was subsequently amended. The filings included an Agreement and Plan of Merger among Applied Image Group, Inc., Optics Acquisition, Inc., Donnelly Optics Corporation and Bruno Glavich and pro forma financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     DONNELLY CORPORATION
                                     Registrant




Date: May 17, 1999                   /s/ J. Dwane Baumgardner
                                     J. Dwane Baumgardner
                                     (Chairman, Chief Executive
                                      Officer, President)

Date: May 17, 1999                   /s/ Scott E. Reed
                                     Scott E. Reed
                                     (Senior Vice President, Chief
                                      Financial Officer)