Form 10-K
period 1999-07-03
DONNELLY CORP
filed 1999-09-24
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the Fiscal Year ended July 3, 1999
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from _____________ to _____________

                         Commission File Number: 1-9716

                              DONNELLY CORPORATION
             (Exact name of registrant as specified in its charter)

                Michigan                                 38-0493110
     (State of other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)


      49 West Third Street, Holland, Michigan          49423-2813
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:      (616) 786-7000

Securities registered pursuant to Section 12 (b) of the Act:

        Title of each class            Name of each exchange on which registered
        Class A Common Stock                      New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ___X___

The aggregate market value of voting stock held by non-affiliates of the registrant was $99,942,880 as of August 31, 1999.

Number of shares outstanding of each of the registrant's classes of common stock, as of August 31, 1999.
     5,976,279 shares of Class A Common Stock par value, $.10 per share 4,158,502 shares of Class B Common Stock par value, $.10 per share

                                                                               2
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended July 3, 1999, are incorporated by reference into Part II of this report. Portions of the registrant's proxy statement for its annual meeting of shareholders to be held November 5, 1999, are incorporated by reference into
Part III of this report.

                                     PART I.

ITEM 1.   BUSINESS


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers, (iv) market development of specific products of the Company, including electrochromic mirrors, (v) whether the Company successfully implements its European restructuring, (vi) effects of the year 2000 on the Company's business and (vii) other risks and uncertainties. The Company does not intend to update these forward-looking statements.


ITEM 1 (a)  GENERAL DEVELOPMENT OF BUSINESS

Donnelly Corporation ("the Company") was incorporated in Michigan in 1936. The Company's corporate offices are located at 49 West Third Street, Holland,
Michigan,  49423-2813,  and its  telephone  number  is  (616)  786-7000.  Unless otherwise noted or indicated by the context, the term "Company" includes Donnelly Corporation, its wholly owned subsidiaries and Donnelly Export Corporation, a shareholder Domestic International Sales Corporation under the Internal Revenue Code owned entirely by the holders of the Company's Class B Common Stock.

The Company is an international supplier of automotive parts and component systems through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear view mirror systems, modular window systems and handle products. The Company's non-automotive products represent less than 4% of total net sales for each of the last three years.

The Company's fiscal year is the 52- or 53- week period ending the Saturday nearest June 30. Fiscal years ended July 3, 1999, June 27, 1998, and June 28, 1997, included 53, 52 and 52 weeks, respectively. The fiscal years of the Company's German and Spanish subsidiaries end on May 31. Effective July 4, 1999, the Company will change the date for the end of its fiscal year from the Saturday nearest June 30 to December 31. For the transition period from July 4, 1999, to December 31, 1999, the Company's fiscal quarter will end on October 2. All year and quarter references relate to the Company's fiscal years and fiscal quarters, unless otherwise stated.

The Company's net sales and net income may be subject to significant fluctuations attributable primarily to production schedules of the Company's major automotive customers. In addition, the Company has benefited from strong product content on light trucks, including sport utility vehicles, as compared to automobiles. These factors cause results to fluctuate from period to period and year to year. The comparability of the Company's results on a period to period basis is also affected by the Company's formation and disposition of subsidiaries, joint ventures and alliances, and acquisitions and investments in new product lines.

The Company is committed to improving shareholder value through focused development of core automotive businesses, primarily by increasing dollar content per vehicle through the expansion of market share, introduction of new technologies, increasing volume through penetration into new and emerging markets and improving the efficiency of operations. Consistent with this strategy, in 1999, the Company continued to build volume growth for its existing products, introduced new products, expanded its equipment and facilities, began implementing a turnaround plan in Europe, sold or merged its investments in non-automotive businesses that have not met the Company's operating and financial objectives and continued the ongoing development of its joint ventures in emerging markets.

The Company has experienced more than 16% compounded growth rate in net sales since 1989. The increase in net sales has been due to growth in the Company's established products of complete outside mirrors, modular encapsulated windows and value added features on interior mirrors; introduction of new products and technologies such as electrochromic mirrors, bonded hardware modular window systems and door handle products; and through the acquisition of Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe") in Europe. In addition, the Company has benefited from content on strong selling vehicles such as the DaimlerChrysler Minivan, the Ford Expedition and Ford Taurus in North American and the Volkswagen Passat and Volkswagen Polo in Europe. The continued growth of the Company's products in existing and new markets and its offerings of value-added innovative technologies is an important strategy to the Company's overall financial performance.

During the past five years, the Company has significantly expanded its presence in Europe. The Company's strategy to penetrate European markets has been primarily through acquisitions, the most significant of which was Donnelly Hohe in March 1995 and market penetration of the Company's electrochromic mirrors and modular window systems. Donnelly Hohe, based in Germany, serves many of the main auto producers in Europe in exterior mirrors, interior mirrors, door handles and certain non-automotive products through four operating facilities in Germany and one in Spain. In May 1997, the Company announced a European restructuring plan to realign manufacturing capacity, improve operating efficiencies and to reduce future operating costs. The restructuring plan was primarily based on the decision to re-organize product lines and production processes within operations of Donnelly Hohe at Dorfprozelten, Germany and other European locations in Schleiz, Germany, Spain and Ireland. In addition, the plan included costs associated with the restructuring of management at Donnelly Hohe and within the overall European management structure. The strategic intent of the plan was primarily to consolidate redundant manufacturing processes, move certain assembly operations to lower cost areas of production and centralize European management responsibility.

In September 1998, the Company's Senior Management Team made the commitment to dedicate additional management resources from North America to assist in the improvement in the Company's European operations by assigning four senior executives to long-term assignments in Europe. The Company's European automotive segment recorded unfavorable operating results over the last three years, despite strong automotive car build and overall sales increases in the Company's European operations. In addition, certain key operating units in Europe continued to perform at an operating loss. In February 1999, the Company announced a European turnaround plan. The objective of the restructuring plan is to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a customer focused structure, 2) consolidating two German manufacturing facilities, 3) implementing throughout Europe the Donnelly Production System, th Company's approach to lean manufacturing processes, 4) re-negotiating an existing labor contract and 5) re-aligning sales and engineering functions throughout Europe. The remaining actions associated with the 1997 Restructuring, which were delayed due to the changes in the Company's European management, will be carried out with the 1999 plan and are expected to be completed in conjunction with the most recent European restructuring initiatives.

As part of the Company's commitment to focus on its core automotive businesses, the Company has continued actions to re-position its non-automotive businesses. In 1997, the Company structured its non-automotive businesses to be operated independently, creating Donnelly Optics Corporation ("Optics"), a subsidiary based in Tucson, Arizona, for the manufacture and sale of high-quality, injection molded, diffractive and hybrid optical lenses and systems and Information Products, Inc., a subsidiary based in Holland, Michigan for the manufacture and sale of shaped, coated glass for the computer touch screen industry. In addition, the Company has historically operated various non-automotive joint ventures. Over the last two years, the Company has executed the following actions associated with these businesses and joint ventures:

     In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation ("AFC") as part of an initial public offering. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related out of pocket costs and recognized a one-time pretax gain of approximately $4.6 million.

     In the second and third quarters of 1999, the Company sold its entire interest in Vision Group plc ("Vision Group"). As a result of these sales, the Company received $8.6 million in proceeds and recognized a combined pretax gain of approximately $5.5 million.

     During 1999, the Company merged Optics into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation, of which the Company retains a 13% interest and a $5 million convertible note.

As a result of these transactions, the operating results of AFC, VISION Group and Optics are no longer included in the Company's combined consolidated financial statements. See Item 1 (c) "Narrative Description of Business--Non-Automotive Businesses" for a more detailed discussion of these non-automotive businesses.

On July 1, 1999, the Company signed a letter of intent to sell its investment in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly"), to Lear Corporation ("Lear") for an undisclosed amount. The transaction was closed September 14, 1999 and is expected to have a one-time, material favorable impact on the net income and cash flow of the Company. In addition, due to the transfer of the Company's interior lighting and trim sales contracts included in the joint venture to Lear, future annual net sales will be reduced by approximately $65 to $70 million per year. Due to the joint venture operating at approximately break-even since its formation, the sale of the Company's share of the joint venture is not expected to have a material impact on the Company's future results of operations or financial position. However, gross profit and operating margins as a percent of sales for future periods will be favorably impacted once the sale is completed. The carrying value of the Company's investment in Lear Donnelly was $8.6 million at July 3, 1999.

In the fourth quarter of 1999, the Company formed Schott Donnelly LLC Smart Glass Solutions ("Schott Donnelly"), a 50-50 joint venture with Schott North America Manufacturing, Inc., a wholly owned subsidiary of Schott Corporation ("Schott"). Schott is a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture will design and manufacture electrochromic glass for automotive and architectural applications.

As part of the Company's strategy to enhance global market penetration through the development of joint ventures in emerging markets, the Company operates joint ventures in Asia and South America. In Asia, the Company operates three joint ventures for manufacture and sale of the Company's automotive products into the Asian and Australian markets; Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC") for electrochromic mirror cells; Shanghai Donnelly Fu Hua Window Systems Company Ltd. ("Shanghai Donnelly Fu Hua") for window systems; and Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. ("Shunde Donnelly Zhen Hua") for exterior mirror products. In South America, the Company operates
Donnelly/Arteb, LTDA ("Donnelly/Arteb") for the manufacture and sale of interior, exterior and electrochromic mirror products into this market. These joint ventures provide the Company with key entries into emerging automotive markets which are expected to have a combined overall increase in industry automotive production greater than the markets in North America and Europe. See Item 1 (c) "Narrative Description Of Business--Joint Ventures" for additional information concerning these joint ventures.


ITEM 1 (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company is primarily managed based on geographic segments and the product markets they serve. The Company has two reportable segments: North American Automotive Operations ("NAAO") and European Automotive Operations ("EAO"). The operating segments are managed separately as they each represent a strategic operational component that offers the Company's product lines to customers in different geographical markets. Although each segment offers all of the Company's automotive product lines, the majority of the Company's net sales from modular windows and handle products originate from NAAO. Operating financial information is available that is evaluated regularly by the Company's chief executive officer, or corporate management team, in deciding how to allocate resources and in assessing the segments' performance. The corporate management team, which establishes each overall strategy and policy standards for the
Company, includes the chief executive officer, chief operating officers and senior executives in administration, finance, operations and technology. The chief operating officer of each segment, each of whom is a member of the corporate management team, is responsible for the management of profitability and cash flow for each respective segments' operations. In addition, the Company provides products to certain non-automotive markets, none of which are reportable segments. The financial information by segment is incorporated by reference from Note 3 to the financial statements on page 27 of the Annual Report.

ITEM 1 (c)  NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

Automotive Rear View Mirror Systems

The Company began producing prismatic day/night mirror glass in 1939, and today manufactures a wide range of interior and exterior rear view mirror products and believes it is the world's largest producer of automotive rear view mirror systems.

Electrochromic Products. The Company has made significant investments in the development of solid-state, thin-film electrochromic technology that has been commercialized for mirror applications and has potential use for various window applications. Electrochromic coatings allow the user to darken glass to the desired degree through the application of an electrical current to the coating. In the fourth quarter of 1999, the Company formed Schott Donnelly, a 50-50 joint venture, with Schott Corporation, one of the world's leading producers of specialty glass products. The joint venture will be engaged in the design and manufacture of electrochromic glass for automotive and architectural applications.

The Company continues to market electrochromic day/night automotive mirror systems which are electrically dimmable to reduce the glare from the headlights of other vehicles approaching from the rear. The Company has continued to actively develop newer and more advanced electrochromic technologies for the automotive marketplace and has developed or licensed a number of technologies, of which several are already available for commercial use.

The Company produces GLAREFREE" electrochromic mirrors for Ford, Volkswagen, Audi, BMW, PSA, DaimlerChrysler, GM, Volvo, Renault, Honda, Subaru, Mitsubishi, Porsche, Jaguar and Daewoo. These purchase agreements illustrate the Company's position as a strong player in a global market for electrochromic mirrors that industry sources expect to grow to $1 billion. The Company believes it is the only exterior mirror manufacturer that is verticially integrated with electrochromic cell manufacturing capability. With strong technologies to offer and having favorably settled the patent issues that have hampered its ability to compete in recent years, the Company has set ambitious goals for increasing its electrochromic mirror market share in the years ahead.

Interior Rear View Mirrors. The Company has a predominant share of the U.S. market for interior rear view prismatic mirrors and in 1999 sold approximately
18.9 million units worldwide. The interior rear view mirror product line ranges from the basic day/night flip mirror to rear-vision systems that incorporate a variety of sophisticated electronic features into complex modular interior rear view mirror assemblies. The Company continues to design and market innovative value-added features integrated into the rear view mirror such as lights, electronic compasses, temperature and other displays.

The Company manufactures and markets automotive interior rear view mirrors using patented electrochromic technology that automatically dims the mirror when headlights approach from the rear. Electrochromic rear view mirrors are a value-added substitute for traditional prismatic base mirrors and are sold for a higher dollar price per unit than prismatic base mirrors. The Company believes that electrochromic rear view mirrors currently represent approximately 20% and 8% of all interior rear view mirrors sold by all suppliers to original equipment manufacturers in the North American and European markets, respectively, for the 1999 model year. The market for electrochromic mirrors continues to grow and in 1999, electrochromic mirrors were offered on approximately 51 car models in North America, compared to only approximately 19 models in 1991. The Company believes that electrochromic mirrors will represent an increasing share of the rear view mirror market, both in terms of number of units and dollar volume, and represent a significant growth area for the Company.

The Company is in the process of developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to replace dimmable interior and exterior mirror systems. Although not yet commercialized, the development of this technology is part of the Company's strategy to be a technology leader in the market for automotive rear view vision systems. The Company has been engaged in a research program with a key customer for the development and commercialization of this technology.

Exterior Rear View Mirrors. The Company believes it is the largest exterior rear view mirror manufacturer in the world and considers itself a technology and manufacturing leader with manufacturing facilities in the United States, Germany, Spain, Ireland, Brazil and China. Through these manufacturing locations, the Company has a strong presence in each major automotive market in the world. The Company has booked significant new orders in recent years that will make this product line the fastest growing business for the Company. In calendar year 2000, the Company will launch new business with annual sales of $39 million, including orders for twelve General Motors vehicles, the largest single exterior rear view mirror order in the Company's history.

The Company has used its expertise and customer relationships in the interior mirror market to develop its product line and increase its share of the market for complete exterior mirror systems. The expansion of the Company's European operations, particularly the acquisition of Donnelly Hohe, substantially increased the Company's production capacity and sales of exterior rear view mirrors, especially in the European market. The Company believes that its increased presence in the European market will assist the Company in increasing its sales of exterior rear view mirrors in North America and other markets. The Company supplies exterior rear view mirror assemblies primarily to Honda, Ford and Mazda in the United States and to major European automakers including BMW, Volkswagen, Renault, Audi and Ford in Europe. The Company also supplies exterior rear view mirror systems to automakers throughout southern China through one of it's Chinese joint ventures and South America through its joint venture i Brazil.

Exterior rear view mirrors are combined with automatic or manual adjusting mechanisms, wire harnesses and other hardware within an injection-molded, color-matched housing and are more complex than base interior rear view mirrors. The per vehicle sales price of exterior mirrors substantially exceeds that of interior rear view mirrors due to the greater complexity of exterior rear view mirrors and the fact that most new vehicles are equipped with two exterior rear view mirrors.

The Company also manufactures and markets dimmable electrochromic exterior rear view mirrors. The Company believes that electrochromic rear view mirrors currently represent only 9% of all exterior rear view mirrors in the North American market for the 1999 model year. The Company believes that electrochromic exterior rear view mirrors will represent an increasing share of the rear view mirror market, both in terms of number of units and dollar volume, and that the electrochromic mirror market presents a significant growth opportunity for the Company.

In 1996, the Company introduced its patented Illuminator(TM)ground illumination mirror, the world's first commercial automotive outside mirror that includes remote-control security lighting. The Illuminator(TM)can also be equipped with electrochromic dimming and exterior turn indicators and was recognized as one of the "1996 100 Best of What's New Products" by Popular Science magazine. The Illuminator(TM)was initially offered as an option on the Lincoln Mark VIII. The Company is aggressively marketing th is product to its customers.

Modular Windows

The Company pioneered and today is a leading supplier of modular windows. Modular windows, which have continued to increase in popularity since their introduction, are produced by molding glass, hardware, weather stripping and other components into a single unit assembly and can be used for automotive windows and sunroofs. The Company believes its modular windows offer improved quality and aerodynamics, greater design flexibility and lower production costs for automakers than conventional automotive windows. In addition, a significantly growing product offering for the Company is innovative flush surface windows that involve single-sided encapsulation, bonding of hardware directly to glass and the incorporation of color-matched body hardware into the window system.

The Company's modular window assemblies are used for rear and liftgate windows, quarter windows, aperture windows, fixed vent windows, roll-up windows, sun roofs, rear windows and windshields. The Company produces modular windows for DaimlerChrysler, Ford, General Motors, Honda, Isuzu and Toyota in North America and DaimlerChrysler and Isuzu in Europe. The Company's modular windows are used on many popular vehicles such as the DaimlerChrysler Caravan/Voyager minivan, the Jeep Grand Cherokee, the Ford Expedition and the Ford Taurus/Sable. In 1999, the Company continued to launch many new important modular programs.

The Company believes that its materials technology and manufacturing capabilities provide a significant competitive advantage in the market for modular windows. The Company offers a variety of modular window technologies including molded-in body color panels, flush bonded hardware as well as single and double sided encapsulation. Modular windows can be molded using polyvinyl chloride ("PVC") or a urethane reaction injection molding process. The PVC process is less expensive primarily because the material is less costly and does not require painting. PVC, however, is more difficult to mold, particularly for large windows. The Company believes that its ability to design and mold windows in either process and its expertise in PVC molding are significant competitive advantages.

The Company has signed an agreement to form a new company, Donnex, which will be a 50-50 joint venture with Essex Specialty Products, Inc., the world's leading producer of automotive adhesives and sealants. Donnex was established for the marketing, manufacture and delivery of complete, ready-to-install windows and window systems to automotive customers on a just-in-time basis and in sequence. This Company is in the marketing phase of this innovative technology.

The Company believes that the increasing use of modular windows reflects trends in the automotive industry towards increased levels of outsourcing, demand for integrated modules and systems and reliance on suppliers for design and manufacturing, particularly in the North American market. The Company expects continued growth in the modular window market, as evidenced by the number of modular windows that automakers have specified for future models.

Interior Lighting and Trim

In September 1997, the Company entered into an agreement with Lear to form Lear Donnelly, a joint venture for the design, development, marketing and production of interior trim overhead systems and components for the global market. See Item 1 (c) "Narrative Description of Business--Joint Ventures" for additional information concerning this joint venture. Through the Lear Donnelly joint venture, the Company has manufactured various interior trim products including dome lights, interior door lights, map lights, courtesy lamps, lighted and non-lighted grab handles, visors and trim components such as overhead consoles.

On July 1, 1999, the Company signed a letter of intent to sell its investment in Lear Donnelly to Lear for an undisclosed amount. The transaction was closed September 14, 1999 and is expected to have a one-time, material favorable impact on the net income and cash flow of the Company. In addition, due to the transfer of the Company's interior lighting and trim sales contracts included in the joint venture to Lear, future annual net sales will be reduced by approximately $65 to $70 million per year.

Handle Products

The Company produces a wide variety of interior and exterior handle products for Ford, Honda, Mazda, Nissan and Volvo. This product line was established based on the Company's capabilities in color-matched painting and plastic injection molding. The Company supplies various handle products designs including plastic, diecast and chrome-plated door handles as well as products with value-added electronic features. These products are synergistic to the Company's complete exterior rear view mirror product line and are marketed by combining the Company's capabilities in design, painting and added features, such as electronics for both product lines.

Non-Automotive Businesses

The Company is committed to its core automotive businesses. However, the Company has developed a number of non-automotive businesses and relationships over the years, which arose from existing or developed core technologies that had applications outside of the automotive industry, none of which are reportable segments. The Company's non-automotive products represent less than 4% of total net sales for each of the last three years.

In the third quarter of 1997, the Company created Donnelly Optics Corporation, a wholly owned subsidiary, based in Tucson, Arizona, to sell and manufacture high-quality, injection molded, diffractive and hybrid optical lenses and systems. Diffractive optics have a wide variety of uses in such industries as computers, telecommunications, aerospace, medical instruments and the auto industry. The Company had booked business with customers in the digital imaging market, developed a proprietary lense system for digital cameras and had orders to produce highly specialized exterior lighting lenses for a North American auto manufacturer. Optics had been incurring significant operating losses. In addition, in the fourth quarter of 1998, Optics recognized a $3.5 million charge against operating income, or $2.3 million after tax, due to the cancellation of a customer order for injection-molded lenses. The customer order was canceled due to market dynamics in the digital imaging sector of the computer industry. In the second quarter of 1999, the Company merged Optics into a wholly owned subsidiary of AIG, a New York Corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. As a result of this transaction, the financial results of Optics are no longer included in the Company's financial statements after December 1, 1998. The Company's operating results were not impacted by this transaction.

The Company believes Information Products, Inc., a wholly owned subsidiary based in Holland, Michigan, is the world's largest producer of specialty coated and shaped glass for the computer touch screen industry. The glass is used in a wide variety of touch screen applications such as information kiosks, cash registers, industrial controls, personalized greeting card kiosks and others.

In the second and third quarters of 1999, the Company sold its entire interest in VISION Group. As a result of these sales, the Company received $8.6 million in proceeds and recognized a combined pretax gain of approximately $5.5 million, or $0.35 per share after tax. In the second quarter of quarter of 1997, the Company had also sold a portion of its investment in VISION Group in conjunction with a public offering of VISION Group shares, resulting in a $0.9 million pretax gain. The Company's equity in the financial results of VISION Group is no longer included in the Company's financial statements after November, 1999.

In the second quarter of 1998, the Company sold its 50% interest in AFC as part of an initial public offering. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a pretax gain of approximately $4.6 million, or $0.22 per share after tax.

Joint Ventures

Schott Donnelly. In the fourth quarter of 1999, the Company formed Schott Donnelly, a 50-50 joint venture with Schott North America Manufacturing, Inc., a wholly owned subsidiary of Schott Corporation ("Schott"). Schott is a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture will design and manufacture electrochromic glass for automotive and architectural applications. The Company received $2 million and contributed certain assets and liabilities for the creation of the joint venture. In accordance with the LLC operating agreement, losses generated by the joint venture will be allocated to Schott until Schott has contributed $9.5 million.

Lear Donnelly. On November 3, 1997, the Company formed Lear Donnelly, a 50% owned joint venture with Lear Corporation. Lear Donnelly is engaged in the design, development and production of overhead systems and components for the global market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles. The Company and Lear each contributed certain technologies, assets and liabilities for the creation of the joint venture.

On July 1, 1999, the Company signed a letter of intent to sell its investment in Lear Donnelly to Lear for an undisclosed amount. The transaction was closed September 14, 1999 and is expected to have a one-time, material favorable impact on the net income and cash flow of the Company. In addition, due to the transfer of the Company's interior lighting and trim sales contracts included in the joint venture to Lear, future annual net sales will be reduced by approximately $65 to $70 million per year.

Donnelly/Arteb. In 1998, the Company formed a 50-50 joint venture with Industrias Arteb S.A. to produce interior and exterior mirrors for the South American automotive industry. Donnelly/Arteb is located near Sao Paulo, Brazil. In 1999, Donnelly/Arteb began producing replacement parts for distribution within the South American market and is in the process of launching new programs for the Brazilian production of several General Motors' vehicles. Donnelly/Arteb is continuing to focus on strategically growing its presence in the South American market.

Varitronix. In 1998, the Company formed Varitronix EC, a 50% owned, controlled joint venture with the Malaysian subsidiary of Varitronix International Ltd. Varitronix EC is located in Penang, Malaysia, within a world-class manufacturing facility that began producing electrochromic cells in the first quarter of 1999. With this production startup, the Company is the only automotive supplier in the world with EC manufacturing or assembling capabilities in North America, Europe and Asia. Due to the Compan having board control of this joint venture, the financial statements of Varitronix EC are consolidated with those of the Company.

Donnex. The Company previously signed a joint venture agreement to form a new company, Donnex, which will be a 50-50 joint venture between the Company and Essex Specialty Products, Inc., the world's leading producer of automotive adhesives and sealants. Donnex intends to produce and deliver complete, ready-to-install windows and window systems to automotive customers on a just-in-time basis and in sequence. It is expected that Donnex will base its initial operations in the Detroit, Michigan, metropolitan area. Donnex expects to have commercially validated product available for sale by early calendar year 2000.

Shunde  Donnelly  Zhen Hua. In the first  quarter of 1997,  the  Company  formed
Shunde Donnelly Zhen Hua, based in the Chinese city of Shunde, in Guangdong Province, a joint venture with Shunde Zhen Hua Automotive Parts Co. Ltd ("Shunde Zhen Hua"). The Company has a 30% interest in the Shunde Donnelly Zhen Hua joint venture which manufactures interior and exterior mirror systems for automakers throughout southern China, including the Chinese operations of Volkswagen, DaimlerChrysler and Isuzu. Disputes have arisen between the Company and its joint venture partner. The parties have entered into an agreement to resolve the disputes and reorganize the joint venture company. The agreement will be effective upon approval of municipal authorities in China, approval of which is expected by the parties. Shunde Zhen Hua intends to sell their portion of the joint venture to a new partner: Ganxiang Automobile Mirror Company, the largest automotive mirror supplier in China.

Donnelly Electronics, LLC ("Donnelly Electronics"). In the first quarter of 1997, the Company created an affiliate, Donnelly Electronics; a joint venture between the Company and an individual with expertise in automotive electronics technology. The Company owns 18.9% of Donnelly Electronics with the option to acquire up to 100% of Donnelly Electronics over time. The joint venture based in Holly, Michigan, specializes in the design and manufacture of electronic components and sub-assemblies and produces the electrical components that Donnelly uses for products such as electrochromic rear view mirrors and electronic compass systems. The firm will also provide electronics development for future Donnelly products that may include rear-vision camera systems and others. In addition to supporting the automotive electronic needs of the Company, Donnelly Electronics pursues business with other automotive suppliers that are not competitors of the Company as well as other business opportunities.

Shanghai Donnelly Fu Hua. In the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd., which produces window systems for automotive customers in Asia and Australia. Shanghai Fu Hua Glass Company is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture began manufacturing encapsulated and framed glass products in 1998.

KAM Truck Components, Inc. ("KAM"). The Company owns 17.1% of KAM which supplies mirrors for large trucks, including GLARESTOPPER(R)solid state electrochromic mirrors, which permit truck drivers to manually adjust the glare of their mirrors by a range of up to ten times.

Donnelly Yantai Electronics Corporation Limited. This 50% owned venture produces coated glass for use in the Chinese LCD market. This operation is located in the Yantai Peninsula of the People's Republic of China.

MARKETING STAFF

In North America, Europe, Japan and Asia, the Company markets its automotive products by combining the engineering product expertise of members of the Company's engineering staff with a customer focused sales force, who work together with the Company's customers' design teams early in the design process. The Company's wholly owned European subsidiaries employ a sales force located in Europe and also sell through a trading company in Japan. Nearly all sales are made directly to automakers with the exception of some interior and exterior mirror glass components.

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

The Company is a leader in developing "plug and play" modules that are flexible and allow vehicle manufacturers to offer different configurations of features through the same module. An example of these modules is an interior electrochromic mirror offered to a luxury vehicle manufacturer in Europe. The mirror functions as a communications node for the vehicle's electronics system, representing a significant first in the automotive industry. In essence, the electronics that control a number of different passenger comfort and safety functions have been integrated into the rear view mirror.

The Company has developed independently or acquired technology for a number of critical electronic product modules for use in the Company's mirror systems or for independent sale. These products include memory devices for actuators, power fold modules, ground illumination features, electronic remote entry systems and other products.

A recent product offering is the Company's SmartRelease(TM)trunk release system which uses advanced electronic sensors to detect heat and motion and automatically open the trunk if it senses a person trapped inside. The SmartRelease(TM)will debut on the mid-year 2000 Chevrolet Impala. This technology marks an evolution in the auto industry's efforts to make vehicles a safer environment. The SmartRelease(TM)system is more sophisticated than the manual emergency trunk release handles that the Company deve loped and currently supplies to automakers. The electronic sensors require very little movement on the part of a person trapped in a trunk to activate. The Company expects that electronic modules and systems will continue to develop into an important feature in the industry.

In response  to this  continued  market  development,  the  Company  founded the
Donnelly Electronics joint venture which specializes in the design and manufacture of electronic components and sub-assemblies. See Item 1 (c) "Narrative Description Of Business--Joint Ventures" for a more detail discussion of this joint venture.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's primary raw materials are glass, paints, resins and adhesives. Glass is supplied by third party glass manufacturers and by glass manufacturers affiliated with automakers. Paints, resins and adhesives are other important raw materials. Paints used by the Company are supplied primarily by four suppliers. Most of the resins the Company uses are supplied by four primary suppliers. The Company believes that alternative suppliers are available for paints and resins. Generally, the Company ha multiple sources of supply for the important materials and components used in its products. Certain adhesives for the Company's flush window systems are supplied solely by Essex Chemical and the Company believes that an alternative source of supply is not readily available. Because of the commodity nature of common materials such as glass and plastics, the Company is somewhat vulnerable to price fluctuations in many of its material purchases.

PATENTS, LICENSES, ETC.

While the Company owns approximately 267 patents and considers them important, the Company as a whole is not dependent to any material extent upon any single patent or group of patents. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are more important than its patents. The Company has licensed certain of its own patents and technology and has licenses under certain third party patents and technology.

SEASONAL NATURE OF BUSINESS

The Company's net sales and net income are subject to significant quarterly fluctuations. These fluctuations are attributable primarily to the production schedules of the Company's major automotive customers. The Company generally reports lower net sales and net income from July to December than from January to June because domestic automotive production is generally lower during the first two quarters of the Company's fiscal year.

WORKING CAPITAL

Working capital was $7.3 million on July 3, 1999, compared to $58.3 million on June 27, 1998. Current assets decreased as compared to June 1998, despite the increase in overall sales volumes. The most significant factor causing the decrease in working capital was the timing of customer payments relative to the ending balance sheet dates of July 3, 1999 and June 27, 1998, respectively. The Company's North American customers provide payment to the Company on pre-established payment dates ranging from the 28th to the 30th of each month. Therefore, a number of customer payments were not received by June 27, 1998, resulting in higher accounts receivable balance on this date. The receipt of customer payments, combined with more active working capital management, provided funds which were used to reduce revolving lines of credit as of July 3, 1999. Working capital was also impacted by the restructuring charge taken in the third quarter of 1999 and improved inventory turnover. Inventory turnover improved du to improved operational performance at EAO and inventory write-offs associated with the 1999 European turnaround plan. The total restructuring reserve at July 3, 1999 was $10.1 million, of which $7.7 million was classified as short-term.

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. The agreement expires in December 1999, however is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms. At July 3, 1999, and June 27, 1998, a $40.4 million and $40.3 million interest, respectively, had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. Discount fees of $2.1 million in 1999 and 1998 and $1.1 million in 1997, are included in selling, general and administrative expense. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

The Company has an unsecured $160 million multi-currency global revolving credit agreement which bears interest, at the election of the Company, at a floating rate under one of three alternative elections. A variable facility fee, currently at 0.225%, is paid on the credit line. This revolving credit agreement terminates in September 2002, at which time the Company may extend for one-year periods with the consent of all the participating banks.

Other than the items summarized above, the Company does not believe that it, or industries which it serves in general, have any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

IMPORTANCE OF LIMITED NUMBER OF CUSTOMERS

In 1999, approximately 69% of the Company's net sales were to the following major automobile manufacturers:

         Ford Motor Company                                25%
         DaimlerChrysler                                   20%
         Honda                                              7%
         BMW                                                6%
         VW                                                 6%
         General Motors Corporation                         5%
                                                           ---
         Total                                             69%
                                                           ===

The loss of any one of these customers would have a material adverse effect on the Company.

BACKLOG OF ORDERS

As of July 3, 1999, and June 27, 1998, the Company's backlog of orders was approximately $181 million and $149 million, respectively. The Company believes that all of its existing backlog will be delivered during the current fiscal year. The Company generally sells to automakers on the basis of long-term purchase contracts or one-year purchase orders, which generally provide for releases for approximately 30 to 90 days of production. Unshipped products under these releases and short-term purchase order constitute the Company's backlog.

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

Interior Rear View Mirrors. While the Company has a predominant share of the U.S. interior rear view prismatic mirror market, the Company is aware of many competitors in this market. The Company knows of one principal competitor in the U.S. electrochromic market and one in the U.S. lighted mirror market. The Company has several worldwide competitors for interior mirror glass sales in Japan and Europe, although the Company believes each interior mirror glass competitor has a smaller market share than the Company. In Europe, the Company competes with several other manufacturers of complete interior rear view mirror assemblies.

The Company's principal competitor for automatic electrochromic rear view mirrors is Gentex Corporation, which currently has a dominant share of the market for electrochromic mirrors. The Company and Gentex Corporation had been involved in patent litigation with respect to certain aspects of electrochromic technology. The litigation previously had an adverse impact on the Company's ability to market interior electrochromic mirrors in the United States and Europe. During the fourth quarter of 1996, the Company reached a patent and licensing settlement with Gentex Corporation, and management believes that this settlement facilitates its efforts to market electrochromic mirrors.

Exterior Rear View Mirrors. The Company has many competitors in the worldwide exterior rear view mirror market. Through the Company's operations in North American and Europe, the Company is a leading producer of automotive exterior rear view mirrors. The Company has one competitor in the U.S. market for automatic exterior electrochromic mirrors.

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

Handle Products. The Company has many competitors in the worldwide door handle market. Certain competitors already supply (or are well positioned to supply in the future) broader interior trim or exterior ornamentation sets, often working in concert with door systems integrators. The Company will continue to use door handles to leverage capacity and to strategically support exterior mirrors through the sale of coordinated "door sets" of exterior mirrors and door handles.

Other Products. With respect to its information products business, the Company believes it is the world's leading producer of coated bent glass for the CRT-based electronic display and interactive systems market. The Company also supplies a number of small-volume non-automotive products in Europe; however, the Company is not a predominant market leader for any of these products. Competition in all of these product areas is based on price, service and quality.


RESEARCH AND DEVELOPMENT

Continued emphasis on effective research and product development is a key part of the Company's strategy for future growth. The Company believes that its technological and product development capabilities will enable it to provide sophisticated integrated modules and systems and to perform the increased responsibilities automotive suppliers are expected to manage.

In 1999, 1998 and 1997, research and development expenditures were $34.2, $36.4 million and $32.5 million, respectively, or 3.8%, 4.8% and 4.8% of the Company's net sales for those years. These expenses were lower for 1999 primarily due to the Lear Donnelly joint venture, the formation of the Schott Donnelly joint venture, the Optics merger and Donnelly Electronics. Operating expenses for the respective businesses and technologies contributed by the Company to these ventures were transferred to the newl formed company's which are accounted for under the equity or cost method of accounting. The Company expects to spend approximately 3.5% to 4.0% of its net sales each year on research and development. Over 80% of the Company's research and development expenditures are product specific and conducted by the Company's product engineers. The Company has a corporate applied research group, including several Ph.D's, located at research facilities in Holland, Michigan. The Company owns numerous U.S. and foreign patents and has licenses for other patents and technology. The Company also licenses certain of its own patents and technology to others. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are other important competitive advantages.

HUMAN RESOURCES

The Company believes its human resources are one of its fundamental strengths. The Company has operated for over 50 years under a team-based, participative management system. The Company believes that this approach has increased productivity by emphasizing employee opportunity and participation aimed at continuous improvement. The Company believes this emphasis has resulted in enhanced long-term productivity, cost control and product quality and has helped the Company attract and retain capable employees.

The Company is nationally recognized as a leader in the application of participative management principles and systems. The Company currently has approximately 5,600 employees worldwide and approximately 3,200 work in the Company's North American operations in the U.S. and Mexico. The Company's non-North American employees are primarily located in Germany, Ireland, France, Spain and Malaysia. The Company considers its relationship with its employees to be good.

The Company's United States workforce is non-union. The Company's workforces in Ireland, Mexico and France are unionized, as are the workforces of most companies in these countries. The Company's workforce in Germany is represented by a works council which has employee representation. The workforces of most companies in Germany are required to be represented by works councils. The Company's workforce in Spain is non-union. The Company has no collective bargaining agreements in Ireland or Mexico, wher non-economic terms of employment are governed by statute. The Company negotiates wages and benefits approximately annually with its German, Spanish and Irish workforce. The Company recently completed re-negotiation of its labor contract in Germany allowing for greater work flexibility rules, broader productivity guidelines and a delay in certain wage increases until certain income profitability targets are accomplished. The Company negotiates wages approximately annually and benefits approximately bi- annually with its workforce in Mexico. The Company's French subsidiary is subject to the salary schedule and conditions collectively agreed to on a national and regional basis between employers and employees in the plastics industry. The Company is currently reducing its European workforce as part of its European restructuring plans. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ENVIRONMENTAL MATTERS

Like similar companies, the Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees (collectively, "Environmental Laws"). As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurances that material costs or liabilities will not be incurred in connection with such claims.

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

Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on the Company's financial position or results of operations and cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement of policies by regulatory authorities, may give rise to additional expenditures or liabilities that could be material.

ITEM 1 (d)  INFORMATION ABOUT FOREIGN OPERATIONS

During 1999, approximately 32% of combined consolidated net sales were derived from the Company's foreign operations. Approximately 14% of combined consolidated net sales were derived from export shipments from the Company's United States operations to customers in foreign countries. The Company has also licensed major automotive glass companies in Europe and Japan to manufacture modular windows for sale in foreign markets using the Company's technology.

North American revenues are revenues resulting from sales originating from the United States. U.S. and export sales are classified based on where the sales are made. Foreign revenues are generated from sales originating from the Company's various foreign locations. The Company has various foreign subsidiaries located in Germany, Ireland, Spain, France, Mexico and Malaysia. The Company operates two subsidiaries in Germany, Donnelly Hohe GmbH & Co. KG and Donnelly Hohe Schleiz GmbH & Co. KG; two subsidiaries in Ireland, Donnelly Mirrors Limited and Donnelly Vision Systems Europe Limited; one in Spain, Donnelly Hohe Espana S.A.; one in France, Donnelly EuroGlas Systems SARL; one in Mexico, Donnelly de Mexico, S.A. de C.V. and one in Malaysia, Varitronix EC.

The Company has various non-controlled, joint ventures in emerging automotive markets. The Company has established the Asian and the South American markets as the top two emerging market priorities. As discussed in Item 1 (c) "Narrative Description of Business--Joint Ventures", the Company has two joint ventures located in China, Shanghai Donnelly Fu Hua and Shunde Donnelly Zhen Hua and one in Brazil, Donnelly/Arteb.

A summary of the Company's operations by geographic area follows and does not include sales of joint ventures in which the Company holds a 50% or less non-controlled ownership interest:

In thousands               Year ended                1999          1998             1997
------------------------------------------------------------------------------------------

Revenues:
North American:
     United States..................            $  482,062      $420,544          $390,852
       Export:
         Americas...................               122,513        76,433            54,302
         Asia.......................                 6,847         3,313             2,825
         Europe.....................                 1,355         2,002             1,829
         Other......................                   386           350                76
                                                -------------------------------------------
                                               $   613,163      $502,642          $449,884

Germany.............................               177,196       173,857           138,215
Ireland.............................                61,682        43,245            43,076
Other Foreign.......................                52,928        43,567            40,122
                                                 ------------------------------------------
                                               $   904,969      $763,311          $671,297
                                                 ==========================================


In thousands                                        1999            1998            1997
-------------------------------------------------------------------------------------------

Long-Lived Assets:
United States.......................           $   116,409    $   99,518        $   93,699
Germany.............................                46,944        47,923            50,342
Ireland.............................                 8,203         8,522             8,894
Other Foreign.......................                18,076        13,962            13,289
                                                 -------------------------------------------
                                               $   189,632    $  169,925        $  166,224
                                                 ===========================================

Fluctuating exchange rates and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of the Company's foreign operations.

ITEM 2.   PROPERTIES

The Company, solely or through several joint ventures, owns or leases facilities which are located throughout North America, Europe, Asia and South America. The location, square footage and use of the most significant facilities at August 31, 1999, were as follows:

                                            Combined
Location of Facility                      Square Footage              Use
North American Automotive Operations:
Holland, Michigan (10)*                      899,000        Manufacturing, Warehouse and Office
Grand Haven, Michigan                        156,000        Manufacturing, Warehouse and Office
Newaygo, Michigan*                           177,000        Manufacturing, Warehouse and Office
Norton Shores, Michigan*                      24,000        Manufacturing and Office
Detroit, Michigan*                             4,000        Sales and Marketing Office
Mt. Sterling, Kentucky                        45,000        Manufacturing, Warehouse and Office
Monterrey, Mexico                             64,000        Manufacturing, Warehouse and Office
Tokyo, Japan *                                   200        Sales and Marketing Office

European Automotive Operations:
Naas, Ireland                                 88,000        Manufacturing, Warehouse and Office
Manorhamilton, Ireland                        25,000        Manufacturing, Warehouse and Office
Langres, France*                              40,000        Manufacturing, Warehouse and Office
Paris, France                                  2,000        Sales and Marketing Office
Collenberg, Germany (2)*                     228,000        Manufacturing, Warehouse and Office
Dorfprozelten, Germany*                      319,000        Manufacturing, Warehouse and Office
Schleiz, Germany (2)*                         95,000        Manufacturing, Warehouse and Office
Barcelona, Spain                              60,000        Manufacturing, Warehouse and Office
Palmela, Portugal                             17,000        Warehouse and Office
Goteborg, Sweden *                             3,000        Sales, Marketing and Design Office

Other Segments:
Holland, Michigan **                          65,000        Manufacturing and Office
Marlette, Michigan**                         200,000        Manufacturing and Office
Tucson, Arizona (2)**                         49,000        Manufacturing, Warehouse and Office
Dublin, Ireland**                             30,000        Manufacturing, Warehouse and Office
Prestice, Czech Republic **                   90,000        Manufacturing and Office
Shunde City, China **                         68,000        Manufacturing, Warehouse and Office
Shanghai, China **                            12,000        Manufacturing, Warehouse and Office
Penang, Malaysia **                           23,000        Manufacturing and Office
Sao Bernardo do Compo, Brazil **              25,000        Manufacturing and Office

   * Leased facilities. Four of the ten Holland, Michigan facilities are leased. Approximately 165,000 square feet of the Dorfprozelten, Germany facility is leased. One of the two Collenberg, Germany, as well as, one of the two Schliez, Germany facilities are leased.

  ** Owned or leased by a joint venture.

The Company believes its facilities are modern, well-maintained and adequately insured and are primarily utilized. Because of its rapid growth in sales, the Company is continually evaluating the need for additional office, manufacturing and warehouse space.

As of July 3, 1999, the Company had capital expenditures purchase commitments outstanding of approximately $11.9 million.

The Company provides a guarantee for $7.2 million in municipal funding for the construction of a manufacturing facility.

ITEM 3.   LEGAL PROCEEDINGS

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. ("Midwest") filed a lawsuit against the Company in Cook County, Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products business. The litigation was removed to the U.S. District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products business had been reached and has filed its lawsuit in an attempt to compel the Company to proceed with the sale or to pay Midwest damages. On August 28, 1997, the court granted the Company's motion to dismiss one of three counts and on February 5, 1998, the court granted the Company's motion for summary judgment on the remaining two counts. Midwest then appealed the court's decision to the U.S. Seventh Circuit Court of Appeals. While the appeal was pending, on October 7, 1998, the U.S. District Court for the Northern District of Illinois vacated its earlier judgment and ruling on jurisdictional grounds. The case was remanded to the Illinois Circuit Court of Cook County where the litigation is now pending. The claim by Midwest was resolved late in September, 1999 without a material effect on the Company's financial condition, results of operations or liquidity.

On May  12,  1998,  Metagal  Industria  E  Cornercio  Ltda  ("Metagal")  filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan. The complaint requests a declaratory judgment of non-infringement and invalidity of certain Company patents related to lights integrated into automotive mirrors. The Company believes that the litigation will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.

On October 6, 1998, the Company filed a complaint against Metagal in the U.S. District Court for the Western District of Michigan. The lawsuit alleges that the production and sale by Metagal of certain automotive rear view mirrors incorporating lights infringes one of the Company's patents. The Company seeks an injunction against Metagal, as well as unspecified damages. Metagal has denied infringement and asserts that the Company's patent is invalid. This lawsuit has recently been transferred to the Eastern District of Michigan, where Metagal's declaratory judgment action described above is pending. The Company believes that this litigation will not have a material adverse effect on the Company's financial condition and liquidity.

The Company and its subsidiaries are involved in certain other legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. Although the Company maintains accruals for such claims when warranted, there can be no assurance that such accruals will continue to be adequate. The Company believes that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 3, 1999.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

Senior Corporate and Executive Officers of Registrant. The Senior Corporate and Executive Officers of the Company are as follows:

                                                              Positions and                      Year First Elected
Name                                        Age               Offices Held                       Executive Officer
J. Dwane Baumgardner, Ph.D.                 59                Director, Chairman                          1978
                                                                       CEO, President
John F. Donnelly, Jr.                       47                COO of Europe                               1986
Maryam Komejan                              48                Senior Vice President,                      1993
                                                                       Corporate Secretary
Niall R. Lynam, Ph.D.                       45                Senior Vice President, CTO                  1992
Scott E. Reed                               42                Senior Vice President, CFO                  1998
Russell B. Scaffede                         50                Senior Vice President, Global               1998
                                                                       Manufacturing
Donn J. Viola                               54                COO of North America                        1996
Ronald L. Winowiecki                        32                Chief Accounting Officer, Corporate         1998
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

Dwane Baumgardner has been Chief Executive Officer and a director since 1982, Chairman of the Board since 1986 and President since 1994. John F. Donnelly, Jr. was elected Chief Operating Officer of the Company's European operations in September 1998. Prior to that time he was Senior Vice President from 1993 through 1998. Donn Viola joined the Company as Chief Operating Officer of the Company's North America operations in August 1996. Prior to joining the Company, he was Senior Executive Vice President Chief Operating Officer and member of the Board of Directors for Mack Trucks Incorporated from 1994 to 1996. Maryam Komejan has been Senior Vice President since 1995, Vice President since 1993 and Corporate Secretary since 1989. Niall Lynam was elected Senior Vice President and Chief Technical Officer in 1996. Prior to that time he was Vice President from 1992 through 1996. Scott Reed joined the Company as Senior Vice President and Chief Financial Officer in September of 1998. Prior to joining the Company, he served as Director of International Finance for Chrysler Corporation from 1995 to 1998 and was Manager of Finance, Production Platform from 1993 to 1995 for Chrysler Corporation. Russ Scaffede has been Senior Vice President since April 1998 and Vice President since October 1995. Prior to joining the Company, he was employed from 1993 to 1995, by RWD Technologies, Inc., a consulting firm engaged in the development and implementation of lean manufacturing systems. Ron Winowiecki was elected Corporate Controller in August 1998. Prior to that time he was Controller of North American Operations since December 1996 and Assistant Controller since 1993.

Officers are elected annually.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "DON". Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

     Fiscal                       1999                 Dividends
     Quarter              High             Low          Declared
     -----------------------------------------------------------------
     First              $18.88             $14.13       $.10
     Second              16.00              12.50        .10
     Third               15.25              12.13        .10
     Fourth              17.50              12.88        .10


     Fiscal                       1998                 Dividends
     Quarter              High             Low            Declared
     -----------------------------------------------------------------
     First              $23.75             $16.75       $.10
     Second              22.44              17.50        .10
     Third               19.31              16.25        .10
     Fourth              22.38              18.00        .10
     -----------------------------------------------------------------

As of August 31, 1999, the Company had approximately 1,000 holders of record of shares of Class A Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

In thousands, except
per share data                         1999           1998            1997             1996            1995
---------------------------------------------------------------------------------------------------------------
Net sales                           $   904,969    $   763,311    $   671,297       $   439,571    $   383,340
Income before taxes on
  income                                  9,693         19,179         12,005            12,349         16,823
Net Income                               10,592         13,009         10,020             8,454         11,009
Net income per common
  share - Basic                            1.05           1.30           1.01              0.86           1.14
Net income per common
   share - Diluted                         1.04           1.29           1.00              0.85           1.12
Dividends declared per
  common share                             0.40           0.40           0.36              0.32           0.26
Total assets                            395,101        377,885        358,293           271,492        223,788
Debt including current
  maturities                             92,215        123,761        122,901           101,916         66,802
Preferred stock                             531            531            531               531            531
Shareholders' equity
  (total)                               108,331        103,282         93,827            88,852         82,900
Restructuring and other
  charges (gain)                          8,777          3,468          9,965             2,399         (2,265)

The selected financial data for the Company for each of the five years has been derived from the combined consolidated financial statements of the Company, which have been audited by the Company's independent auditors, BDO Seidman, LLP. The data should be read in conjunction with the combined consolidated financial statements and related notes thereto, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Financial Statements and Supplementary Data" presented in Items 7 and 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Incorporated  by  reference  from  the  1999  Annual  Report,   see  "Management
Discussion and Analysis of Results of Operations and Financial Condition" at pages 10-19, which is filed as Exhibit 13 to this Form 10-K report.

ITEM 7(a)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates and foreign currency exchange primarily in its cash, debt and foreign currency transactions. The Company holds derivative instruments, including interest rate swaps and forward foreign currency contracts. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. Analytical techniques are used to manage and monitor foreign exchange and interest rate ris and include market valuation. The Company believes it is, to a lesser degree, subject to commodity risk for price changes that relate to certain manufacturing operations that utilize raw commodities. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices. This exposure is not considered material to the Company.

A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Combined Consolidated Financial Statements, which is filed as
Exhibit 13 to this Form 10-K report. Additional information relating to financial instruments and debt is included in Note 8 - Financial Instruments and
Note 6 - Debt and Other Financing Arrangements at pages 30-31. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

International operations are primarily based in Europe and, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute a significant portion of the revenues and identifiable assets of the Company and totaled $281 million and $139 million, respectively, as of and for the year ended July 3, 1999. A predominent portion of these international revenues and identifiable assets are based in German marks. The Company has significant loans to foreign affiliates which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency transaction adjustments on these long-term advances to affiliates and the foreign currency translation adjustment of the Company's net investment in these affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. Since the Company manufactures its products in a number of locations around the world, it has a cost base that is diversified over a number of different currencies, as well as the U.S.
dollar, which serves to counterbalance partially its foreign currency transaction risk. Selective foreign currency commitments and transaction exposures are partially hedged. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, it borrows in local currencies to reduce such exposure. The Company is also exposed to fluctuation in other currencies including:
British pounds, French francs, Irish punts, Japanese yen, Mexican pesos, Spanish pesetas, Malaysian ringit and Brazilian reals. The fair value of the foreign currency contracts outstanding has been immaterial each of the last two years.

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

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize interest costs. Slightly over half of the Company's long-term debt is fixed and an additional $30 million is effectively fixed through interest rate swaps as outlined below.

As of 7/3/99:
Interest Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

                                                                                                              Fair value
Year ending    In Thousands       1999*   2000     2001       2002       2003      2004    Thereafter    Total  7/3/99
---------------------------------------------------------------------------------------------------------------------------
Liabilities:
Long-term debt
   Fixed Rate                    $  0   $9,333   $12,106    $12,668   $  8,728   $  5,000   $  3,665   $ 51,500    $ 52,329
   Avg. Interest Rate    6.98%

   Variable Rate                 $ 25   $3,064   $    40   $    553   $ 13,067   $ 13,669   $ 10,297   $ 40,715    $ 40,715
   Avg. Interest Rate    3.58%

Interest Rate Derivative Financial Instruments Related to Debt:

Interest Rate Swaps
  Pay Variable/Receive Fixed     $  0   $    0   $     0   $  5,000   $ 25,000   $      0   $      0   $ 30,000    $   (739)
   Avg. Pay Rate           7.40%
   Avg. Receive Rate       5.85%

*Refers to transition period ending December 31, 1999.

Exchange Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

                                                                                                                    Fair value
Year ending    In Thousands       1999*  2000      2001        2002       2003      2004      Thereafter     Total    7/3/99
-------------------------------------------------------------------------------------------------------------------------------
Liabilities:
Long-term debt
   Fixed Rate -US Dollar         $  0    $9,333    $12,106    $12,668    $ 8,728   $ 5,000     $ 3,665     $ 51,500   $ 52,329

   Variable Rate - US Dollar     $  0    $   93    $    40    $    49    $    65   $     6     $ 9,522     $  9,829   $  9,829
   Variable Rate - Euro          $ 25    $2,971    $     0    $   504    $13,002   $10,237     $ 4,147     $ 30,886   $ 30,886

*Refers to transition period ending December 31, 1999.

As of 6/27/98:
Interest Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

                                                                                                                Fair value
Year ending    In Thousands         1999       2000       2001       2002       2003    Thereafter      Total     6/27/98
------------------------------------------------------------------------------------------------------------------------------
Liabilities:
Long-term debt
   Fixed Rate                    $     0    $  7,000   $ 11,667   $ 10,604   $ 11,517   $ 15,937     $ 56,725   $ 58,540
   Avg. Interest Rate      6.93%

   Variable Rate                 $ 2,067    $  1,894   $  1,866   $    250   $ 18,372   $ 42,532     $ 66,981   $ 66,981
   Avg. Interest Rate      4.44%

Interest Rate Derivative Financial Instruments Related to Debt:

Interest Rate Swaps
  Pay Variable/Receive Fixed     $     0    $      0   $      0   $  5,000   $ 25,000   $      0     $ 30,000   $ (1,140)
   Avg. Pay Rate           7.17%
   Avg. Receive Rate       6.14%

Exchange Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity
                                                                                                                    Fair value
Year ending    In Thousands           1999         2000       2001       2002      2003     Thereafter     Total     6/27/98
------------------------------------------------------------------------------------------------------------------------------
Liabilities:
Long-term debt
   Fixed Rate - US Dollar        $       0      $   7,000  $ 11,667   $ 10,604   $ 11,517   $ 15,937     $ 56,725   $ 58,540

   Variable Rate - US Dollar     $     133      $     119  $    117   $     54   $  3,869   $ 15,911     $ 20,203   $ 20,203
   Variable Rate -
        German mark              $   1,934      $   1,775  $  1,749   $    196   $ 12,658   $ 23,547     $ 41,859   $ 41,859
   Variable Rate-Other           $       0      $       0  $      0   $      0   $  1,845   $  3,074     $  4,919   $  4,919

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following combined consolidated financial statements which appear in the 1999 Annual Report are incorporated by reference:

         Combined Consolidated Statements of Income - Page 20.
         Combined Consolidated Balance Sheets - Page 21.
         Combined Consolidated Statements of Cash Flows - Page 22.
         Combined Consolidated Statements of Shareholders' Equity - Page 23. Notes to the Combined Consolidated Financial Statements - Pages 24-37. Management's Responsibility for Financial Reporting - Page 38.
         Report of Independent Certified Public Accountants - Page 39.

Quarterly unaudited financial data relating to the results of operations for the years ended July 3, 1999, and June 27, 1998, appears in the 1999 Annual Report in Note 16 of the Notes to the Combined Consolidated Financial Statements at Page 37 and is incorporated herein by reference. The aforementioned is filed as
Exhibit 13 to this Form 10-K report.

ITEM 9 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant. Information relating to the directors and director nominees of the Registrant contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held November 5, 1999, and to be filed pursuant to Regulation 14A, is incorporated by reference.

Executive Officers of the Registrant. Information relating to the executive officers of the Company is included in Item 4 of Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held November 5, 1999, and the information within those sections is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Voting Securities and Principal Holders Thereof", "Nominees for Election as Directors" and "Securities Ownership of Management" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held November 5, 1999, and the information within those sections are incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held November 5, 1999, and the information within that section is incorporated by reference.

                                    PART IV.

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       DOCUMENTS FILED AS PART OF THIS REPORT

1. Financial Statements. The Registrant's combined consolidated financial statements, for the year ended July 3, 1999, together with the Report of Independent Certified Public Accountants appear in the 1999 Annual Report on pages 20-39 and are incorporated by reference and are filed as Exhibit 13 to this Form 10-K report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

2. Financial Statement Schedules. The following are included in Part IV of this report for each of the years ended July 3, 1999, June 27, 1998 and June 28, 1997, as applicable:

                                                                            Page
Report of Independent Certified Public Accountants on Financial
     Statement Schedule                                                       26
Schedule II, Valuation and Qualifying Accounts                                27

All other schedules are not submitted because they are not applicable or because the required information is included in the combined consolidated financial statements or notes thereto.

3. Exhibits. Reference is made to the Exhibit Index which is found on the last two pages of the body of this Form 10-K Annual Report preceding the exhibits.

(b)  REPORTS ON FORM 8-K

The Registiant filed a Form 8-K/A, dated January 4, 1999. The filings included an Agreement and Plan of Merger among Applied Image Group, Inc., Optics Acquisition, Inc., Donnelly Optics Corporation and Bruno Glavich and pro forma financial statements.

The Registrant also filed a Form 8-K, dated April 30, 1999. The filing included a description of the Company's plan, effective July 4, 1999, to change its fiscal year from the Saturday closest to June 30 to December 31.

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

DONNELLY CORPORATION



/s/ J. Dwane Baumgardner
Chairman, Chief Executive
Officer, and President

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



/s/ J. Dwane Baumgardner                            /s/ Scott E. Reed
Chairman, Director,                                 Senior Vice President,
Chief Executive Officer                             Chief Financial Officer
and President
                                                    /s/ Ronald L. Winowiecki
                                                    Chief Accounting Officer,
                                                    Corporate Controller


/s/ John A. Borden                                  /s/ Arnold F. Brookstone
Director                                            Director

/s/ B. Patrick Donnelly III                         /s/ Joan E. Donnelly
Director                                            Director

/s/ R. Eugene Goodson                               /s/ Thomas E. Leonard
Director                                            Director

/s/ Gerald T. McNeive, Jr.                          /s/ Rudolph B. Pruden
Director                                             Director

/s/ Donald R. Uhlmann
Director



DATE:  September 24, 1999
Donnelly Corporation
Annual Report - Form 10-K

Report of  Independent  Certified  Public  Accountants  on  Financial  Statement
Schedule

Donnelly Corporation
Holland, Michigan


The audits referred to in our report dated August 12, 1999, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which are incorporated by reference in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
August 12, 1999

                              DONNELLY CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                             COLUMN A                      COLUMN B       COLUMN C      COLUMN D          COLUMN E
----------------------------------------------------     ------------   -----------   -------------    ---------------

                                                          BALANCE AT                                       BALANCE AT
                                                           BEGINNING                                           END
                           DESCRIPTION                     OF PERIOD     ADDITIONS      DEDUCTIONS           PERIOD
----------------------------------------------------     ------------   -----------   -------------    ---------------
RESERVE FOR UNCOLLECTIBLE ACCOUNTS AND
SALES RETURNS AND ALLOWANCES:

      YEAR ENDED JUNE 28, 1997                            $  571           $473 (2)         -- (1)         $1,064

      YEAR ENDED JUNE 27, 1998                            $1,064             -- (1)         -- (1)         $1,095

      YEAR ENDED JULY 3, 1999                             $1,095             662(4)         100(3)         $1,665

(1) INFORMATION IN THIS COLUMN IS NOT SIGNIFICANT
(2) INCREASE DUE TO CONSOLIDATION OF SUBSIDIARY
(3) DECREASE DUE TO MERGER OF SUBSIDIARY INTO NON-CONSOLIDATED JOINT VENTURE
(4) INCREASE DUE TO POTENTIALLY UNCOLLECTIBLE RECEIVABLES

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

10.9 The Donnelly Corporation Non Employee Director's Stock Option Plan was filed as part of a Registration Statement on Form S-8 (Registration No. 33-55499) as Exhibit 99, and has been subsequently amended and filed as part of a Registration Statement on Amendment No. 1 to Form S-8 on March 2, 1999 as Exhibit 4 and the same is hereby incorporated herein by reference.

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

10.20 The Donnelly Corporation 1997 Employee Stock Option Plan was filed as part of a Registration Statement on Form S-8 on November 25, 1997, (Registration No. 333-40987) as Exhibit 4, and the same is hereby incorporated by reference.

10.21 Amended and Restated Operating Agreement for Donnelly Electronics, L.L.C., dated January 1, 1998, was filed as part of Form 10-K for the fiscal year ended June 27, 1998, as Exhibit 10.21 and is hereby incorporated by reference.

10.22 Agreement by and between Donnelly Electronics, L.L.C. and Donnelly Corporation, dated January 1, 1998, was filed as part of Form 10-K for the fiscal year ended June 27, 1998, as Exhibit 10.22 and is hereby incorporated by reference.

10.23 Letter from Donnelly Corporation to Mr. Scott Reed dated August 17, 1998, was filed as part of Form 10-K for the fiscal year ended June 27, 1998, as Exhibit 10.21 and is hereby incorporated by reference.

10.24 The Donnelly Corporation 401(k) Retirement Savings Plan (January 1, 1999, Restatement) was filed as part of Form 10-Q for the quarter ended April 3, 1999, as Exhibit 10.2 and is hereby incorporated by reference.

10.25 Agreement and Plan of Merger among Applied Image Group, Inc., Optics Acquisition, Inc., Donnelly Optics Corporation and Bruno Glavich was filed as an Exhibit to Form 8-K/A dated January 4, 1999, and is incorporated herein by reference.

10.26 The Donnelly Corporation 1998 Employee Stock Option Plan was filed as Exhibit A to the Proxy Statement for the October 16, 1998 Annual Meeting of Shareholders and is hereby incorporated by reference.

10.27 The Donnelly Corporation 1998 Employees' Stock Purchase Plan was filed as Exhibit B to the Proxy Statement for the October 16, 1998 Annual Meeting of Shareholders and is hereby incorporated by reference.

10.28 Joint Venture Agreement by and among Schott Corporation, Schott North America Manufacturing, Inc., Schott Glas and Donnelly Corporation dated as of April 5, 1999.

10.29 Limited Liability Company Agreement of Schott-Donnelly LLC Smart Glass Solutions by and between Schott North America Manufacturing, Inc. and Donnelly Corporation dated as of April 5, 1999

10.30 Schott Technology License Agreement by and among Schott Glass, Schott Corporation, Schott North American Manufacturing, Inc., Donnelly Corporation and Schott-Donnelly LLC Smart Glass Solutions dated as of April 5, 1999.

10.31 Donnelly Technology License Agreement by and among Schott Glas, Schott Corporation, Schott North American Manufacturing, Inc., Donnelly Corporation and Schott-Donnelly LLC Smart Glass Solutions dated as of April 5, 1999.

13 Certain portions of the Donnelly Corporation 1999 Annual Report to Shareholders. This information was delivered to the Company's Shareholders in compliance with Rule 14a-3 of the Securities Exchange Act of 1934, as amended.

21        Schedule of Affiliates.

23        Consent of BDO Seidman, LLP, independent public accountants.

27        Financial Data Schedule.

EXHIBIT 10.28
          ------------------------------------------------------------



                             JOINT VENTURE AGREEMENT


                                  by and among



                               SCHOTT CORPORATION
                    SCHOTT NORTH AMERICA MANUFACTURING, INC.
                                   SCHOTT GLAS


                                       and


                              DONNELLY CORPORATION


          ------------------------------------------------------------










                            Dated as of April 5, 1999

ARTICLE I      DEFINITIONS ..................................................  1

     Section 1.01   "Affiliate" .............................................  1

     Section 1.02   "Agreement" .............................................  1

     Section 1.03   "Annual Business Plan" ..................................  1

     Section 1.04   "Architectural Glazing" .................................  1

     Section 1.05   "Assumed ATC Obligations" ...............................  1

     Section 1.06   "ATC Operation" .........................................  2

     Section 1.07   "ATC Assets" ............................................  2

     Section 1.08   "Automobile" ............................................  2

     Section 1.09   "Automotive Glazing" ....................................  2

     Section 1.10   "Automotive Glazing Business Offer" .....................  2

     Section 1.11   "Background Technology" .................................  2

     Section 1.12   "Closing" ...............................................  2

     Section 1.13   "Closing Date" ..........................................  2

     Section 1.14   "Company" ...............................................  2

     Section 1.15   "Daimler Chrysler" ......................................  2

     Section 1.16   "Definitive Agreements" .................................  2

     Section 1.17   "DC Project" ............................................  2

     Section 1.18   "Donnelly Background Technology" ........................  2

     Section 1.19   "Donnelly Licensed Knowhow" .............................  2

     Section 1.20   "Donnelly Licensed Patents" .............................  3

     Section 1.21   "EC" ....................................................  3

     Section 1.22   "EC Product" ............................................  3

     Section 1.23   "Electrochromic Material" ...............................  3

     Section 1.24   "Execution Date" ........................................  3

     Section 1.25   "Initial Business Plan" .................................  3

     Section 1.26   "Joint Venture" .........................................  3

     Section 1.27   "Joint Venture Fields" ..................................  3

     Section 1.28   "Knowhow" ...............................................  3

     Section 1.29   "LLC Agreement" .........................................  3

     Section 1.30   "Member" ................................................  3

                               TABLE OF CONTENTS
                                  (continued)
                                                                            Page

     Section 1.31   "New Product" ...........................................  3

     Section 1.32   "Party" .................................................  4

     Section 1.33   "Person" ................................................  4

     Section 1.34   "Proprietary Information" ...............................  4

     Section 1.35   "Ramp-Up Period" ........................................  4

     Section 1.36   "Schott" ................................................  4

     Section 1.37   "Schott Background Technology" ..........................  4

     Section 1.38   "Schott Licensed Knowhow" ...............................  4

     Section 1.39   "Schott Licensed Patents" ...............................  4

     Section 1.40   "Skylights" .............................................  4

     Section 1.41   "Solid Polymer Matrix" ..................................  4

     Section 1.42   "Sun Roofs" .............................................  4

ARTICLE II     FORMATION OF LLC .............................................  5

     Section 2.01   Formation of LLC ........................................  5

     Section 2.02   LLC Interests; Distributions ............................  5

     Section 2.03   Name ....................................................  5

     Section 2.04   Offices .................................................  5

     Section 2.05   Initial Capital Contributions ...........................  5

ARTICLE III    CLOSING; DEFINITIVE AGREEMENTS; OTHER MATTERS ................  6

     Section 3.01   Closing; Definitive Agreements ..........................  6

     Section 3.02   Other Licensing Matters .................................  6

     Section 3.03   Government and Customer Funding .........................  6

     Section 3.04   Additional Financing ....................................  6

     Section 3.05   Party Services ..........................................  7

ARTICLE IV     BUSINESS OF THE COMPANY ......................................  7

     Section 4.01   Purposes ................................................  7

     Section 4.02   Employees ...............................................  7

     Section 4.03   Customers ...............................................  7

     Section 4.04   Skylight and Sun Roof Businesses ........................  7

     Section 4.05   DC Project; Automotive Glazing Business .................  8

     Section 4.06   Requested Automotive Glazing Business Offer .............  8

                               TABLE OF CONTENTS
                                  (continued)

                                                                            Page

     Section 4.07   Partner in Automotive Glazing Business ..................  9

     Section 4.08   Automotive Mirrors ...................................... 10

     Section 4.09   Capitalization of Other Businesses ...................... 10

     Section 4.10   Product Distribution .................................... 11

     Section 4.11   Non-Competition ......................................... 11

     Section 4.12   Patent Applications ..................................... 12

ARTICLE V      REPRESENTATIONS AND WARRANTIES ............................... 12

     Section 5.01   Representations by Schott ............................... 12

     Section 5.02   Representations by Donnelly ............................. 13

     Section 5.03   Survival of Representations and Warranties .............. 16

ARTICLE VI     CONDITIONS TO CLOSING ........................................ 16

     Section 6.01   Schott .................................................. 16

     Section 6.02   Donnelly ................................................ 17

ARTICLE VII    MANAGEMENT ................................................... 18

ARTICLE VIII   WITHDRAWAL; DISSOLUTION AND TERMINATION ...................... 18

ARTICLE IX     PROPRIETARY INFORMATION ...................................... 18

     Section 9.01   Exchange ................................................ 18

     Section 9.02   Usage ................................................... 18

     Section 9.03   Permitted Disclosure .................................... 18

     Section 9.04   Nondisclosure and Nonuse ................................ 18

     Section 9.05   Exceptions .............................................. 18

     Section 9.06   No License Obligation ................................... 19

     Section 9.07   Specific Performance .................................... 19

ARTICLE X      INDEMNIFICATION .............................................. 19

     Section 10.01  Indemnification by Schott ............................... 19

     Section 10.02  Indemnification by Donnelly ............................. 19

     Section 10.03  Notices ................................................. 20

     Section 10.04  Defense of Claims ....................................... 20

     Section 10.05  Sole Remedy ............................................. 20

ARTICLE XI     TERM AND TERMINATION ......................................... 21

     Section 11.01  Termination ............................................. 21

                               TABLE OF CONTENTS
                                  (continued)
                                                                            Page

     Section 11.02  Term .................................................... 21

     Section 11.03  Effect of Termination ................................... 21

ARTICLE XII    MISCELLANEOUS ................................................ 21

     Section 12.01  Public Announcements .................................... 21

     Section 12.02  Dispute Resolution ...................................... 21

     Section 12.03  Construction ............................................ 22

     Section 12.04  Severability ............................................ 22

     Section 12.05  Further Assurances ...................................... 22

     Section 12.06  Representations, Warranties, Covenants and Obligations .. 22

     Section 12.07  Expenses ................................................ 22

     Section 12.08  Benefit ................................................. 22

     Section 12.09  Entire Agreement and Amendment .......................... 22

     Section 12.10  Delays or Omissions ..................................... 22

     Section 12.11  Successors and Assigns .................................. 22

     Section 12.12  Headings ................................................ 23

     Section 12.13  Governing Law ........................................... 23

     Section 12.14  Notices ................................................. 23

     Section 12.15  Counterparts ............................................ 24

     Section 12.16  Amendment ............................................... 24

Exhibit A. DONNELLY LICENSED PATENTS......................................... 26

Exhibit B. DONNELLY LICENSED KNOWHOW......................................... 27

Exhibit C. ATC ASSETS; ATC OBLIGATIONS....................................... 28

Exhibit E. SCHOTT LICENSED PATENTS AND KNOWHOW............................... 32

Exhibit F. FORM OF LLC AGREEMENT............................................. 33

Exhibit G. FORM OF DONNELLY LICENSE AGREEMENT................................ 34

Exhibit H. FORM OF SCHOTT LICENSE AGREEMENT.................................. 35

Exhibit I. FORM OF SERVICES AGREEMENT........................................ 36

Exhibit J. FORM OF VRS&H OPINION............................................. 38

Exhibit K. FORM OF R&W OPINION............................................... 40

                             JOINT VENTURE AGREEMENT


     THIS JOINT VENTURE AGREEMENT, dated as of April 5, 1999, by and among Schott Corporation, a Maryland corporation, Schott North America Manufacturing, Inc., a Maryland corporation ("Schott North America"), Schott Glas, a German entity under the German civil code (Schott Corporation, Schott North America and Schott Glas are collectively referred to herein as "Schott" or the "Schott Parties") and Donnelly Corporation, a Michigan corporation ("Donnelly"),

                              W I T N E S S E T H :

WHEREAS, the Parties have agreed to enter into the Joint Venture for the purposes herein described, which Joint Venture shall be operated principally through a limited liability company to be formed in the State of Delaware, as provided herein,

WHEREAS,  except as otherwise provided herein, the Parties intend that the Joint
Venture   shall  be  the   exclusive   vehicle  for  either   Party  to  develop
electrochromic products;

NOW THEREFORE, in consideration of the premises, mutual covenants, terms, conditions, representations and warranties herein set forth, the Parties hereby agree as follows:

                                   ARTICLE I
                                   DEFINITIONS

     The following terms shall have the following  meanings for purposes of this
Agreement:

     Section 1.01 "Affiliate" shall mean, with respect to any Person, any Person directly or indirectly controlling, controlled by, or under control with, such other Person. The word "Affiliated," when capitalized, shall mean related to a Person as an "Affiliate". For the purposes of this definition, "control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

     Section 1.02 "Agreement" shall mean this Joint Venture Agreement and the Exhibits and Schedules appended hereto.

     Section 1.03 "Annual Business Plan" shall have the meaning ascribed to such term in the LLC Agreement.

     Section 1.04 "Architectural Glazing" shall mean panels of electrochromic glass or other transparent or translucent materials that are used in interior or exterior applications in office, commercial, industrial, residential or other buildings or structures but specifically excluding Skylights.

     Section 1.05 "Assumed ATC Obligations" shall mean the debts, liabilities, payables and obligations of the ATC Operation, whether accrued, absolute, contingent, unasserted or otherwise, of Donnelly relating to the ATC Assets, as and to the extent existing at April 5, 1999, and as specified in Exhibit C, and reflected in the Statement of Net Assets attached thereto.

     Section 1.06 "ATC Operation" shall mean Donnelly's Advanced Technology Center business and operations in Tucson, Arizona.

     Section 1.07 "ATC Assets" shall mean the assets, properties and business of every kind, wherever located, of the ATC Operation, whether tangible or intangible, real, personal or mixed, as described on Exhibit C, including but not limited to the Statement of Net Assets attached thereto.

     Section 1.08 "Automobile" shall mean passenger vehicles and light trucks (including vans, mini-vans and sport utility vehicles), as those terms are commonly used in the automotive industry.

     Section 1.09 "Automotive Glazing" shall mean all EC automotive glazing of windows except Sun Roofs.

     Section 1.10 "Automotive Glazing Business Offer" shall have the meaning ascribed to such term in Section 4.05(a).

     Section 1.11 "Background Technology" shall mean either Donnelly Background Technology or Schott Background Technology, as the case may be.

     Section  1.12  "Closing"  shall  mean  the  closing  of  the   transactions
contemplated by this Agreement, which shall take place at a location mutually agreed by the Parties.

     Section 1.13 "Closing Date" shall mean a date within five (5) business days of the satisfaction or waiver of all of the conditions set forth in Article VI hereof, or such later business day as shall be agreed by the Parties.

     Section 1.14 "Company" means the limited liability company to be formed in the State of Delaware, as provided herein.

     Section 1.15 "Daimler Chrysler" shall mean DaimlerChrysler AG and/or its Affiliates.

     Section 1.16 "Definitive Agreements" shall have the meaning ascribed to such term in Section 3.01(b) hereof

     Section 1.17 "DC Project" shall mean the existing Automotive Glazing project of Schott with Daimler Chrysler.

     Section 1.18 "Donnelly Background Technology"shall mean any EC technology conceived by Donnelly prior to April 5, 1999, and evidenced as follows: (a) all concepts documented in "ideas books" maintained by Donnelly, including those at Donnelly's Advanced Technology Center, Tucson, Arizona (including but not limited to the Ideas Book maintained from October 18, 1989 to October 17, 1994, and the Ideas Book maintained from January 3, 1995 to April 1, 1998), (b) all concepts recorded in laboratory notebooks prior to April 5, 1999 at Donnelly's Advanced Technology Center, Tucson, Arizona, and (c) the patent application under preparation as of the date of this Agreement at the law firm of Fitzpatrick, Cella, Harper & Scinto under the title "Infrared Light Modulating Device" Ref: 690.30 and the application under preparation under the title "Improved Electrochromic Devices" Ref: 690.31.

     Section 1.19 "Donnelly Licensed Knowhow" shall mean the non-patented knowhow of Donnelly relating to electrochromic glazing, as more fully described in Exhibit B hereto and subsequent non-patented knowhow arising from Donnelly's Improvements (as such term is defined in the Donnelly License Agreement).

     Section 1.20 "Donnelly Licensed Patents" shall mean the patents and patent applications of Donnelly, as more fully described in Exhibit A hereto, and subsequent patents and patent applications arising from Donnelly's Improvements (as such term is defined in the Donnelly License Agreement).

     Section 1.21 "EC" shall mean electrochromic.

     Section 1.22 "EC Product" shall mean any product or component of a product utilizing Electrochromic Material to vary its transmission or reflection of radiation, specifically excluding automotive mirrors, other automotive rear-vision devices and the components unique to automotive rear-vision devices.

     Section 1.23 "Electrochromic Material" shall mean any material that changes its radiation transmission by applying an electrical current inducing a redox reaction, including but not limited to Solid Polymer Matrix.

     Section 1.24 "Execution Date" shall mean the date when this Agreement has been duly executed and delivered by the authorized representatives of each of the Parties.

     Section 1.25 "Initial Business Plan" shall mean the business plan set forth in Exhibit D hereto.

     Section 1.26 "Joint Venture" shall mean the joint venture created by the Parties pursuant to this Agreement.

     Section 1.27 "Joint Venture Fields" shall mean Skylights, Sun Roofs, Automotive Glazing, Architectural Glazing and all other EC Product areas, at any given time, in which the Company is then manufacturing or actively developing other than EC Products that Schott, independent and apart from the Joint Venture, is actively developing or commercializing, as provided in Section 4.05,
Section 4.06 or Section 4.07 hereof, or that Schott or Donnelly independent and apart from the Joint Venture, is actively developing or commercializing, as provided in Section 4.09 hereof.

     Section 1.28 "Knowhow" shall mean all of that technical knowledge and experience necessary to practice industrial technologies or to market and sell the commercial products resulting from the practice of such technologies and may include formulae, processes, and technical expertise, as well as a knowledge of marketing strategies, customer information, and laws and customs related to products marketing and distribution.

     Section 1.29 "LLC Agreement" shall mean the Limited Liability Company Agreement, effective as of the Closing Date, to be entered into by the Members, as provided in Section 2.01, substantially in the form set forth as Exhibit F.

     Section  1.30  "Member"  shall have the  meaning  ascribed  to such term in
Section 2.01(b) hereof.

     Section 1.31 "New Product" shall have the meaning  ascribed to such term in
Section 4.09(a) hereof.

     Section 1.32 "Party" shall mean Schott Corporation, Schott North America, Schott Glass or Donnelly and "Parties" shall mean Schott Corporation, Schott North America, Schott Glass and Donnelly collectively.

     Section 1.33 "Person" shall mean any individual, corporation, limited liability company, membership, association, trust, or other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     Section 1.34 "Proprietary Information" shall mean all written data, knowhow, methods, processes, specifications, instructions, formulae, protocols, trade secrets, customer lists, sales and pricing data, financial information and all similar information, written or oral, which is non-public, confidential, or proprietary to a Party hereto. All information delivered by any Party hereto under any previous written confidentiality agreement or undertaking shall be deemed Proprietary Information hereunder to the same extent as if delivered after the Execution Date.

     Section 1.35 "Ramp-Up Period" shall mean the time period between the Closing Date and the date on which Schott, subject to the terms and conditions of the LLC Agreement, completes the initial $9,500,000 in contributions to the Company described in Section 3.04(a) of the LLC Agreement.

     Section 1.36 "Schott" and the "Schott Parties" means, collectively, Schott Corporation, Schott North America and Schott Glas.

     Section 1.37 "Schott Background Technology"shall mean any EC technology conceived by Schott prior to April 5, 1999.

     Section 1.38 "Schott Licensed Knowhow" shall mean the non-patented knowhow of Schott relating to electrochromic glazing, as more fully described in Exhibit E hereto and subsequent non-patented knowhow arising from Schott's Improvements (as such term is defined in the Schott License Agreement).

     Section 1.39 "Schott Licensed Patents" shall mean the patents and patent applications of Schott, if any, as more fully described in Exhibit E hereto, and subsequent patents and patent applications arising from Schott's Improvements (as such term is defined in the Schott License Agreement).

     Section 1.40 "Skylights" shall mean electrochromic windows smaller than ten
(10) square feet made of glass or other transparent, semi-transparent or translucent material located in the roof or ceiling of a building, or between the roof and ceiling of a building through which natural light passes from outside the building to inside the building, including but not limited to light pipe skylights, sky tunnels and sun pipes.

     Section 1.41 "Solid Polymer Matrix" shall mean a polymeric material wherein the polymer chain molecules are covalently cross-linked.

     Section 1.42 "Sun Roofs" shall mean EC windows made of glass or other transparent, semi-transparent or translucent material located in the roof of an Automobile, whether fixed or movable.

                                   ARTICLE II
                                FORMATION OF LLC

     Section 2.01 Formation of LLC.

          (a) The Parties hereby agree to create as of the Closing Date the Joint Venture for the purposes herein described. The business of the Joint Venture shall be conducted principally through a limited liability company.


          (b) Schott North America and Donnelly (each, a "Member" of the Company and, collectively, the "Members" of the Company) shall cause the Company to be organized as a limited liability company, effective as of the Closing Date, pursuant to the Limited Liability Company Act of the State of Delaware (the "Delaware Act"). On the Closing Date, the Members shall enter into the LLC Agreement, the effective date of which shall be April 5, 1999.

     Section 2.02 LLC Interests; Distributions.

          (a) As of the Closing Date, each Member shall have a fifty percent (50%) interest in the Company and its properties, assets, and capital.

          (b) The Parties  acknowledge  and agree that generally all earnings of
     the  Company  not  required  to  fund   operations  and  capital  shall  be
     distributed to the Members in the manner provided in the LLC Agreement.

          (c) Profits and losses for any fiscal year, and each item of income, gain, loss, or deduction comprising such profits and losses, shall be allocated between the Members in the manner provided in the LLC Agreement.

     Section 2.03 Name. The name of the Company shall be "Schott-Donnelly LLC Smart Glass Solutions." The Parties shall take such steps as are necessary to obtain registration of the Company's name and trademark(s) and to qualify the Company to do business in every relevant national, state, provincial and local jurisdiction.

     Section 2.04 Offices.

          (a) During the initial phases of the Joint Venture, the Company shall operate at Donnelly's ATC facility in Tucson. The Company shall enter into a new lease of the ATC facility pursuant to a separate agreement between the Company and the landlord. The Parties intend that a location for the initial production of Skylights and Sun Roofs shall be agreed upon in the future by the Parties based upon the best interests of the Company and its customers.

          (b) The name of the Company's registered agent for service of process shall be Corporation Service Company, and the address of the Company's registered agent and the address of the Company's registered office in the State of Delaware shall be 1013 Centre Road, Wilmington, New Castle County, Delaware 19805-1297. The registered agent and the registered office of the Company may be changed from time to time by the Management Committee, as provided in the LLC Agreement.

     Section 2.05 Initial Capital Contributions. The Members shall make initial capital contributions to the Company in the manner set forth herein and in the LLC Agreement.

                                  ARTICLE III
                  CLOSING; DEFINITIVE AGREEMENTS; OTHER MATTERS

     Section 3.01 Closing; Definitive Agreements.

          (a) On the Closing Date, Schott North America and Donnelly shall enter into the LLC Agreement and make the initial capital contributions to the Company as described therein.

          (b) On the Closing Date, the Schott Parties, Donnelly and the Company, as the case may be, shall enter into each of the following agreements (collectively with this Agreement and the LLC Agreement, the "Definitive Agreements"):

               (i) The Donnelly Technology License Agreement (the "Donnelly License Agreement") by and among Donnelly, the Schott Parties and the Company, dated the Closing Date, substantially in the form set forth in Exhibit G hereof;

               (ii) The Schott Technology License Agreement (the "Schott License Agreement") by and among the Schott Parties, Donnelly and the Company, dated the Closing Date, substantially in the form set forth in Exhibit H hereof;

               (iii) A services agreement (the "Services Agreement") by and among Donnelly, Schott and the Company, dated the Closing Date, substantially in the form set forth in Exhibit I hereof.

          (c) Each Party shall, upon request, furnish, execute, and deliver such documents, instruments, certificates, notices, or other further assurances as any other Party may reasonably require as necessary or appropriate to effect the purposes of this Section 3.01 or to confirm the rights created or arising hereunder.

     Section 3.02 Other Licensing Matters. As of the date hereof, the Parties believe that the Company will not manufacture Architectural Glazing except in small sizes. The Parties hereby acknowledge and agree that after the Closing Date the Company may license its technology for Architectural Glazing to a float glass manufacturer or manufacturers. Any such licensing of technology by the Company shall require the unanimous approval of both Members, considering the best interests of the Company. A Member may withhold its approval based solely on its own interests, but its approval shall not be unreasonably withheld.

     Section 3.03 Government and Customer Funding. After the Closing, the Parties shall cooperate to obtain appropriate government and customer funding for research and development and other activities of the Company. Any funding obtained by either party shall be deemed to be funding obtained by the Company, and shall not be deemed to be a capital contribution to the Company by a Party.

     Section 3.04 Additional Financing. After the Ramp-Up Period, the Members shall make or extend additional capital contributions or financial accommodations to the Company, whether for operations or capital expenditures, in the manner provided in the LLC Agreement.

     Section 3.05 Party Services.

          (a) The Parties acknowledge and agree that after the Closing Date each Party and its Affiliates may provide services to the Company, subject to the approval of the Management Committee.

          (b) At its sole option, the Company may solicit services from outside vendors.

                                   ARTICLE IV
                             BUSINESS OF THE COMPANY

     Section 4.01 Purposes. The purpose of the Company shall be to develop and manufacture or license EC Products. Except as otherwise provided herein, the Company shall be the exclusive vehicle for any Party of this Agreement to develop or sell EC Products; provided, however, that Donnelly shall be permitted to develop products comprising Solid Polymer Matrix as the Electrochromic Material but will not sell or license such products in any Joint Venture Fields except Architectural Glazing. Initially, the Parties anticipate that the principal business of the Company will be Skylights and Sun Roofs.

     Section 4.02 Employees. As soon as reasonably practical, but not later than December 31, 1999, Donnelly's existing employees at the ATC Operation shall become employees of the Company.

     Section 4.03 Customers. The Parties acknowledge and agree that the Company shall market EC Products to customers independently from the Parties although, at the discretion of the Company, the Parties' connections and relationships may be utilized.

     Section 4.04 Skylight and Sun Roof Businesses.

          (a) The Parties hereby agree to use their reasonable best efforts to pursue, to the extent feasible, the commercialization of the Skylight and Sun Roof businesses through the Company in accordance with the Initial
     Business  Plan  and  Annual   Business  Plans  adopted  by  the  Management
     Committee.

          (b) During the term of this Agreement, the Company shall be the exclusive means by which any Party shall develop Skylights and Sun Roofs. Neither the Schott Parties nor Donnelly nor any of their respective Affiliates shall use or license any EC technology for Skylights or Sun Roofs outside the Company.

          (c) As of the date hereof, the Parties acknowledge and agree that the Initial Business Plan represents a reasonable projection with respect to pursuing such goal. However, the Parties also recognize that there are a number of unknowns and that additional or different actions may be required in order to achieve the desired results. The Parties hereby agree that their senior management personnel shall use their reasonable best efforts to be actively involved on a continuing basis to monitor the progress of the Initial Business Plan.

          (d) If the Parties believe that the commercialization of these businesses is not being accomplished under the Initial Business Plan, the Parties shall use their reasonable best efforts to work together to attempt to determine what action, if any, is required to commercialize those businesses, to agree on modifications to the Initial Business Plan necessary to accommodate such action, and to provide the funding required for the Initial Business Plan, in each case, as mutually agreed by th Parties. The modification of the Initial Business Plan shall require the agreement of all Parties.

     Section 4.05 DC Project; Automotive Glazing Business.

          (a) Prior to September 1, 1999, subject to all required approvals of Daimler Chrysler, Schott shall offer to assign the DC Project and its Automotive Glazing business to the Company. Any such offer at any given time of the DC Project (if then still in existence and active) and such Automotive Glazing business, if any, is referred to herein as an "Automotive Glazing Business Offer."

          (b) If the Company accepts such Automotive Glazing Business Offer and agrees to assume all obligations of Schott thereunder, each Party hereby agrees, in addition to any funding required by either party pursuant to the LLC Agreement, to provide fifty percent (50%) of the required funding of a mutually agreed business plan, subject to the achievement of targeted milestones to be set forth therein.

     Section 4.06 Requested Automotive Glazing Business Offer.

          (a) Subject to Schott's not having withdrawn from the DC Project or terminated its Automotive Glazing business, and subject to Section 4.07 hereof, if at any time subsequent to September 1, 1999 but prior to December 31, 2004, Donnelly so requests, Schott shall once again make an Automotive Glazing Business Offer to the Company.

          (b) If (1) Schott makes the Automotive Glazing Business Offer, as provided in Section 4.06(a), and (2) the Management Committee, with the assent of Donnelly's representatives on the Management Committee, accepts the Automotive Glazing Business Offer and assumes Schott's obligations thereunder, then Schott shall assign the DC Project and its Automotive Glazing Business (including all assets associated with it) to the Company if all of the following conditions are fulfilled:

               (i) the Company develops a business plan for Automotive Glazing acceptable to both Members;

               (ii) Donnelly agrees to assume 50% of the future capital requirement of such business plan;

               (iii) Donnelly contributes to the Company, and the Members in turn cause the Company to pay to Schott:


               (a) fifty percent (50%) of Schott's unreimbursed net after-tax expenditures with respect to the DC Project and its Automotive Glazing business after the date of this Agreement (exclusive of royalties paid to Donnelly pursuant to the Donnelly License Agreement).

               (b) a rate of return on such investment commensurate with the risk, which rate shall be thirty-five percent (35%) per annum for all expenditures prior to 2002, thirty percent (30%) per annum for all expenditures in 2002 and 2003, and a rate thereafter to be agreed upon by the Parties based on market interest rates and the relative risk of the venture over the applicable period; and

               (iv) Donnelly repays the aggregate amount of all royalties paid by Schott to Donnelly with respect to Automotive Glazing products pursuant to the Donnelly License Agreement, plus interest at 6% per annum.

     Section  4.07  Partner  in  Automotive  Glazing  Business.  Notwithstanding
Section 4.06, if Schott determines, at any time on or after July 1, 2002, that it is necessary to obtain a partner to invest cash, technology or other assets in the DC Project and/or Schott's Automotive Glazing business, then Schott may make an Automotive Glazing Business Offer, in which case Donnelly shall have no more than ninety (90) days to decide whether Donnelly will assent to the Company's acceptance of thh Automotive Glazing Business Offer.

          (a) If (1) Schott makes the Automotive Glazing Business Offer, as provided above in the first paragraph of this Section 4.07, and (2) the Management Committee, with the assent of Donnelly's representatives on the Management Committee, accepts such Automotive Glazing Business Offer and the Company assumes Schott's obligations thereunder, then Schott shall assign the DC Project and its Automotive Glazing Business to the Company if all of the following conditions are fulfilled:

               (i) the Company develops a business plan for Automotive Glazing acceptable to both Members;

               (ii) Donnelly agrees to assume 50% of the future capital requirement of such business plan;

               (iii) Donnelly contributes to the Company, and the Members in turn cause the Company to pay to Schott:


               (a) fifty percent (50%) of Schott's unreimbursed net after-tax expenditures with respect to the DC Project and its Automotive Glazing business after the date of this Agreement (exclusive of royalties paid to Donnelly pursuant to the Donnelly License Agreement).

               (b) a rate of return on such investment commensurate with the risk, which rate shall be thirty-five percent (35%) per annum for all expenditures prior to 2002, thirty percent (30%) per annum for all expenditures in 2002 and 2003, and a rate thereafter to be agreed upon by the Parties based on market interest rates and the relative risk of the venture over the applicable period; and

               (iv) Donnelly repays the aggregate amount of all royalties paid by Schott to Donnelly with respect to Automotive Glazing products pursuant to the Donnelly License Agreement, plus interest at 6% per annum.

          (b) If Schott makes the Automotive Glazing Business Offer, as provided above in the first paragraph of this Section 4.07, but the Company declines to accept the Automotive Glazing Business Offer because Donnelly's representatives on the Management Committee decline to approve same, then Schott may negotiate with third parties to find a bona fide partner to invest in the DC Project and Schott's Automotive Glazing Business; provided, however, that Schott shall use its reasonable best efforts to include Donnelly as a partner in such enterprise. If Schott is unable to obtain a bona fide partner to invest in the DC Project and/or such Automotive Glazing Business, Donnelly's right to request that Schott make an Automotive Glazing Business Offer pursuant to Section 4.06 shall be revived and remain in effect to its original term expiring December 31, 2004.

          (c) If the Company declines to accept such Automotive Glazing Business Offer because Donnelly's representatives on the Management Committee decline to approve same, then the licensing arrangements described herein shall not be affected; provided, however, that if Schott does not make an

     Automotive Glazing Business Offer because Daimler Chrysler does not approve the assignment of the DC Project to the Company, then the royalties payable to Donnelly with respect to Automotive Glazing products shall be modified, as provided in the Donnelly License Agreement.

          (d) Notwithstanding the foregoing, (i) if Schott does not make such Automotive Glazing Business Offer because Daimler Chrysler does not approve the assignment of the DC Project to the Company or (ii) Schott enters into an arrangement with a third party in the Automotive Glazing business without the participation of Donnelly, then the royalties payable to Donnelly with respect to Automotive Glazing products shall be modified, as provided in the Donnelly License Agreement.

     Section 4.08 Automotive Mirrors. Because Schott will have access to Donnelly's confidential knowhow and that knowhow may be useful in the development of EC devices, Schott shall not use or license EC technology for automotive mirrors except as permitted herein. Schott shall be permitted to develop, manufacture, have manufactured, advertise for sale and sell automotive mirrors using its existing EC technologies, and Improvements (as such term is defined in the Donnelly License Agreement and Schott License Agreement) thereof, that do not incorporate or utilize technologies of Donnelly or the Company.

     Section 4.09 Capitalization of Other Businesses.

          (a) If at any time either Member or an Affiliate of a Member proposes that the Company develop, manufacture or sell any EC Product not included in the Initial Business Plan or Annual Business Plans adopted by the Management Committee (each such EC Product, a "New Product"), that Member (or an Affiliate of a Member) (a "Proposing Member") shall propose a business plan for such New Product to the Management Committee.

          (b) The other Member (a "Consulting Member") shall have the right through its representatives on the Management Committee, at its sole option, to accept or reject any New Product proposed by a Proposing Member. If both Parties agree that the Company shall adopt the business plan for such New Product, the Proposing Member and the Consulting Member shall each commit to fund fifty percent (50%) of the cash flow required by the business plan.

          (c) With respect to any New Product, if Schott North America (or its Affiliate) is the Proposing Member and Donnelly declines, through its representatives on the Management Committee, to accept a business plan proposed by Schott North America (or its Affiliate), then Schott may proceed with the development and sale of such New Product independent of the Company but shall pay to Donnelly a royalty, as provided in the Donnelly License Agreement.

          (d) With respect to any proposed New Product, if a Consulting Member declines, through its representatives on the Management Committee, to accept a business plan proposed by a Proposing Member, then such Proposing Member may proceed with the development and sale of such New Product independent of the Company; provided, however, that at any time prior to the fifth anniversary of a Proposing Member's proposal of a New Product, at the request of the Consulting Member, such Proposing Member shall again offer such New Product to the Company by proposing a new business plan with respect to such product. If the Consulting Member, through its representatives on the Management Committee, agrees that the Company shall accept such new business plan, the Proposing Member shall transfer to the Company the business and assets associated with the New Product, and the Company shall proceed with the development and sale of such New Product if:

               (i) the Consulting Member commits to fund fifty percent (50%) of the cash flow required by such new business plan; and

               (ii) the Consulting Member contributes to the Company, and the Parties cause the Company to pay to the Proposing Member:

                    (a) fifty percent 50% of the Proposing Member's unreimbursed net after-tax expenditures incurred to date with respect to such New Product (excluding royalties paid to Donnelly by Schott pursuant to the Donnelly License Agreement); and

                    (b) a rate of return on such investment commensurate with the risk, which rate shall be agreed upon by the Parties, based on the status of product development and the associated risk; and

               (iii) if Schott North America (or its Affiliate) is the Proposing Member, Donnelly repays to Schott the amount of the royalties paid to Donnelly by Schott pursuant to the Donnelly License Agreement, plus interest at 6% per annum.

     Notwithstanding the foregoing provisions of this Section 4.09(d), if a Proposing Member ceases to be a Member of the Company prior to the fifth anniversary of a Proposing Member's proposal of a New Product, at the request of the Company, such Proposing Member shall license to the Company, subject to the payment of a commercially reasonable royalty pursuant to a separate agreement negotiated in good faith, all Background Technology and other intellectual property required for the Company to commercialize such New Product.

     Section 4.10 Product Distribution. The Company shall distribute EC Products manufactured by it or for which it has acquired distribution rights in the manner determined by the Management Committee.

     Section 4.11 Non-Competition.

          (a) Subject to any applicable law, regulation, decree or order, from the Closing Date until Schott North America and its Affiliates cease to have any direct or indirect ownership interest in the Company, and for a period of five calendar years thereafter, neither Schott nor any of its Affiliates shall:

               (i) manufacture or sell, or license to manufacture or sell, any EC Product other than (1) New Products developed or sold by Schott independently of the Company pursuant to Section 4.09(c) or Section 4.09(d) or (2) Automotive Glazing products developed or sold by Schott or its Affiliates independently of the Company pursuant to Section 4.05, Section 4.06 or Section 4.07; or

               (ii) manufacture or sell, or license to manufacture or sell in competition with Donnelly or its Affiliates any New Product developed or sold by Donnelly independently of the Company pursuant to Section 4.09(d).

          (b) Subject to any applicable law, regulation, decree or order, from the Closing Date until Donnelly and its Affiliates cease to have any direct or indirect ownership interest in the Company, and for a period of five calendar years thereafter, neither Donnelly nor any of its Affiliates shall:

               (i) manufacture or sell, or license to manufacture or sell any EC Product other than New Products developed or sold by Donnelly independently of the Company pursuant to Section 4.09(d); or

               (ii) manufacture or sell, or license to manufacture or sell in competition with Schott or any of its Affiliates (1) any New Product that Schott or any of its Affiliates is manufacturing or selling as a New Product pursuant to Section 4.09(c) or Section 4.09(d) or (2) any Automotive Glazing Product that Schott or any of its Affiliates is manufacturing or selling pursuant to Section 4.05, Section 4.06 or
          Section 4.07.

          (c) The Parties shall cooperate with one another to make all filings required to be made by them from time to time, if any, and provide such information as may be requested under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, in order to consummate the transactions contemplated by this Agreement and to make all other required regulatory filings, whether domestic or foreign, which may be applicable to the transactions contemplated hereby.

     Section 4.12 Patent Applications.

          (a) Donnelly shall have the right to file patent applications with respect to the Donnelly Background Technology at any time prior to April 5, 2000. Donnelly hereby agrees promptly to notify Schott of any patent applications that it files on or after April 5, 1999 with respect to Donnelly Background Technology.

          (b) Schott shall have the right to file patent applications with respect to the Schott Background Technology at any time prior to April 5, 2000. Schott hereby agrees promptly to notify Donnelly of any patent applications that it files on or after April 5, 1999 with respect to Schott Background Technology.

                                    ARTICLE V
                         REPRESENTATIONS AND WARRANTIES

     Section 5.01 Representations by Schott. Schott hereby represents and warrants to Donnelly as follows, with effect as of the Execution Date:

          (a) Organization and Standing. Each of the Schott Parties is a legal entity duly organized, validly existing, and in good standing under the laws of the jurisdiction in which it was organized.

          (b) Corporate Power and Authority. Each of the Schott Parties has all requisite corporate power and authority to carry on its business as it is now being conducted; to own and operate the properties which it now owns and operates; and to execute, deliver, and perform this Agreement, the LLC Agreement and the other Definitive Agreements to which it is a party.

          (c) Authorization, Execution, and Delivery. The execution of this Agreement, the LLC Agreement and the other Definitive Agreements to which each Schott Party is a party, the delivery thereof by such Schott Party and the consummation of the transactions contemplated hereby and thereby, will have been duly and validly authorized by all necessary corporate or other legal action as of the Closing Date. This Agreement, the LLC Agreement and the other Definitive Agreements to which each Schott Party is a party have been duly executed and delivered by each Schott Party, and each constitutes a valid and legally binding obligation of each Schott Party enforceable against such Schott Party in accordance with its terms except as limited by applicable bankruptcy, insolvency, reorganization, moratorium, or other similar laws of general application relating to or affecting enforcement of creditors' rights, and by general equitable principles.

          (d) Effect of this Agreement. Neither the execution and delivery of this Agreement the LLC Agreement, or the other Definitive Agreements to which each Schott Party is a party, nor the consummation of the transactions contemplated hereby or thereby, nor compliance by each Schott Party with any of the provisions hereof or thereof will: (i) conflict with or result in a breach of any provision of any Schott Party's articles of incorporation or bylaws or other constitutive documents; (ii) violate, breach, or, with the giving of notice or passage of time, constitute an event of default (or give rise to any right of termination, cancellation, or acceleration) under any of the terms, conditions, or provisions of any note, bond, mortgage, indenture, license, agreement, or other instrument or obligation to which such Schott Party is a party, or by which such Schott Party or any material portion of its properties or assets may be bound, except for such violations, breaches, or defaults (or right of termination, cancellation, or acceleration): (A) as to which requisite waivers or consents shall have been obtained by the Execution Date, or (B) which taken as a whole are not material to the business or financial condition of such Schott Party or any of its properties or assets.

          (e) Schott Licensed Patents and Knowhow.

               (i) Schott has the right, power, and authority to license to the Company and to Donnelly, pursuant to this Agreement, the LLC Agreement and the Schott License Agreement, its rights in and to the Schott Licensed Patents and Schott Licensed Knowhow and improvements thereto.

               (ii) Schott owns the Schott Licensed Patents and Schott Licensed Knowhow and such rights are not subject to any lien, encumbrance or claim of ownership of any kind by any third party.

               (iii) The Schott Licensed Patents have been issued or applied for as indicated in Exhibit E hereof.

               (iv) To the knowledge of Schott, Schott has not engaged in any conduct, or omitted to perform any necessary act, the result of which could invalidate any of the Schott Licensed Patents or adversely affect the enforceability of any of the Schott Licensed Patents.

               (v) To the knowledge of Schott, no trade secrets, inventions, licenses, copyrights, patents, or patent applications embodied in the Schott Licensed Patents or Schott Licensed Knowhow (1) are being contested or infringed upon or (2) would in the conduct of the business of the Company infringe upon or violate the United States or foreign patents, trade secrets, or copyrights of any other Person, and neither Schott nor any of its Affiliates has, within the last three years, received any notice of any such contest or infringement.

          (f) Disclosure. No representation or warranty by any Schott Party in this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading.

     Section 5.02 Representations by Donnelly. Donnelly hereby represents and warrants to Schott as follows, with effect as of Effective Date:

          (a) Organization and Standing. Donnelly is a corporation, duly organized, validly existing, and in good standing under the laws of the State of Michigan.

          (b) Corporate Power and Authority. Donnelly has all requisite corporate power and authority to carry on its business as it is now being conducted; to own and operate the properties and assets which it now owns and operates; and to execute, deliver, and perform the provisions of this Agreement, the LLC Agreement and each of the other Definitive Agreements to which Donnelly is a party.

          (c) Authorization, Execution, and Delivery. The execution of this Agreement, the LLC Agreement, and each of the other Definitive Agreements to which Donnelly or any of its Affiliates is a party, the delivery thereof by Donnelly, and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action. This Agreement, the LLC Agreement, and each of the other Definitive Agreements to which Donnelly is a party have been duly executed and delivered by Donnelly and constitute the valid and legally binding obligations of Donnelly, enforceable against Donnelly in accordance with their respective terms except as limited by applicable bankruptcy, insolvency, reorganization, moratorium, or other similar laws of general application relating to or affecting enforcement of creditors' rights, and by general equitable principles.

          (d) Effect of this Agreement. Neither the execution and delivery of this Agreement, the LLC Agreement or any other Definitive Agreement to which Donnelly is a party, nor the consummation of the transactions contemplated hereby and thereby nor compliance by Donnelly with any of the provisions hereof and thereof, will (i) conflict with or result in a breach of any provision of Donnelly's certificate of incorporation or bylaws; or
     (ii) violate, breach, or, with the giving of notice or passage of time, constitute an event of default (or give rise to any right of termination, cancellation, or acceleration) under any of the terms, condition, or provisions of any note, bond, mortgage, indenture, license, agreement, or other instrument or obligation to which Donnelly is a party, or by which Donnelly or any material portion of its properties or assets may be bound, except for such violations, breaches, or defaults (or rights of termination, cancellation, or acceleration): (A) as to which requisite waivers or consents shall have been obtained by the Execution Date, or (B) which taken as a whole are not material to the business or financial condition of Donnelly or any of its properties or assets.

          (e) Donnelly Licensed Patents and Knowhow.

               (i) Donnelly has the right, power, and authority to license to the Company and to Schott, pursuant to this Agreement, the LLC Agreement and the Donnelly License Agreement, its rights in and to the Donnelly Licensed Patents and Donnelly Licensed Knowhow and improvements thereto.

               (ii) Donnelly owns the Donnelly Licensed Patents and Donnelly Licensed Knowhow and such rights are not subject to any lien, encumbrance or claim of ownership of any kind by any third party.

               (iii) The Donnelly Licensed Patents have been issued or applied for as indicated in Exhibit A hereof.

               (iv) To the knowledge of Donnelly, Donnelly has not engaged in any conduct, or omitted to perform any necessary act, the result of which could invalidate any of the Donnelly Licensed Patents or adversely affect the enforceability of any of the Donnelly Licensed Patents.

               (v) To the knowledge of Donnelly, no trade secrets, inventions, licenses, copyrights, patents, or patent applications embodied in the Donnelly Licensed Patents or Donnelly Licensed Knowhow (1) are being contested or infringed upon or (2) would in the conduct of the business of the Company infringe upon or violate the United States or foreign patents, trade secrets, or copyrights of any other Person, and neither Donnelly nor any of its Affiliates has, within the last three years, received any notice of any such contest or infringement.

          (f) ATC Assets and ATC Operation.

               (i) Donnelly has good and marketable title to all of the ATC Assets, free and clear of all liens, pledges, charges, restrictions and encumbrances, whether legal or equitable, except as noted in Schedule C. The ATC Assets and the ATC facility in Tucson, Arizona are in normal operating condition and repair, normal wear and tear and down-time excepted, permit the operations of the ATC Operation to be conducted as they are presently conducted, and have been adequately maintained. The tangible ATC Assets will, in all material respects, be transferred as of the Closing Date to the Company, in an operable condition, normal wear and tear and down-time excepted.

               (ii) Upon the consummation of this Agreement and the other Definitive Agreements, as of the Closing Date the Company will hold substantially all of the assets relating or pertaining in any way to the operations of the ATC Operation in Tucson and the research and development of EC Products by Donnelly, and no other assets relating or pertaining in any way to the ATC Operation or the research and development of EC Products by Donnelly will be held by any other person whatsoever, including but not limited to Donnelly and any of its Affiliates.

               (iii) The ATC Assets and the ATC Operation in Tucson are fully in compliance with any applicable federal, state, local or foreign law (including common law), statute, rule, ordinance, rule regulation or other requirement, including any judicial or administrative order, consent decree or judgment relating to the environment, natural resources, or public or employee health and safety.

               (iv) All applicable foreign, U.S. federal, state, and local tax returns and reports with respect to income, sales, use, property, value-added, excise and all other taxes and assessments of every kind have been filed with respect to the ATC Assets and the ATC Operation with the appropriate governmental agencies in each and every applicable jurisdiction.

               (v) With respect to the ATC Assets and the ATC Operations, there exist no liabilities or claims relating or pertaining to the sale or sales of goods shipped, any failure or alleged failure of such goods to conform to customer or product specifications or warranties applicable to such goods by contract or under law or any failure to provide adequate warnings or instructions for such goods.

               (vi) On or prior to the Closing Date, Donnelly will deliver to Schott a net asset statement as at April 5, 1999, and related notes, for the ATC Operation (together with such notes, the "Statement of Net Assets"), a copy of which is annexed to Schedule C. As of the Closing Date, the Statement of Net Assets will be complete, accurate and current in all material respects. All of the ATC Assets and all of the Assumed ATC Obligations will be completely, accurately and currently described in the Statement of Net Assets.

          (g) Disclosure. No representation or warranty by Donnelly in this Agreement contains any untrue statement of a material fact, or omits to state a material fact necessary to make the statements made therein, in light of the circumstances under which they were made, not misleading.)

     Section   5.03   Survival   of   Representations   and   Warranties.    The
representations and warranties set forth in this Article V shall survive until the fourth (4th) anniversary of the Closing Date.

                                   ARTICLE VI
                              CONDITIONS TO CLOSING

     Section 6.01 Schott. The obligations of Schott to proceed to the Closing shall be subject to the following conditions:

          (a) LLC Agreement. Donnelly shall have executed and delivered the LLC Agreement, and the Company shall have been organized and shall be validly existing under the laws of the State of Delaware.

          (b) Definitive Agreements. Donnelly and the Company, respectively, shall have executed and delivered each of the Definitive Agreements to which either of them is a party.

          (c) ATC Assets and ATC Operation.

               (i) Donnelly shall have transferred all of the ATC Assets to the Company.

               (ii)  Since  the  execution  date  of  this  Agreement,  the  ATC
          Operation shall have been conducted in the ordinary course as conducted by Donnelly and there shall not have been (A) any materially adverse change in the condition (financial or otherwise), assets, liabilities, business, operations or prospects of the ATC Operation and no fact or condition shall exist, or be contemplated or threatened, which would result in any such materially adverse change;
          (B) any material damage o destruction of any ATC Assets by fire or other casualty (whether or not covered by insurance), or the taking of any material part of the ATC Assets by condemnation or eminent domain;
          (C) any mortgage, pledge, lien, charge or other encumbrance, other than workmen's, materialmen's or similar liens arising in the ordinary course of the conduct of the ATC Operation, placed upon or attaching to any ATC Assets (except as disclosed in Schedule C) unless Donnelly shall have provided for the satisfaction or discharge of the same on or prior to the Closing Date; or (D) any bonus, stock option, profit sharing, pension, retirement or other similar arrangement or plan, or employment contract for any employee, affiliate or agent of the ATC Operation instituted or entered into or amended by Donnelly, or, any increase in the compensation payable to any such employee, affiliate or agent other than in the ordinary course of business conducted in accordance with past practice.

               (iii) Since the execution date of this Agreement, no key employees shall have left the ATC Operation.

          (d) Consents, Waivers, and Authorizations. Schott shall have obtained any and all consents, waivers, and authorizations (including any governmental, judicial or administrative consents, waivers, or authorizations) necessary for consummation of the transactions contemplated by this Agreement, the LLC Agreement and the other Definitive Agreements.

          (e) Authorization of Transaction. All actions necessary to authorize the execution, delivery, and performance of this Agreement, the LLC Agreement and each of the other Definitive Agreements, and the consummation of the transactions contemplated hereby and thereby, shall have been duly and validly taken, respectively, by Donnelly and by the Company.

          (f) Absence of Challenge. Schott shall have determined that no action or proceeding has been instituted before any court or other governmental body, the result of which is substantially likely to prevent or make illegal the consummation of the transactions contemplated by this Agreement, the LLC Agreement or any of the other Definitive Agreements.

          (g) Opinion of Counsel. Schott shall have received an opinion, addressed to Schott and dated as of the Closing Date, from Varnum, Riddering, Schmidt & Howlett LLP, Donnelly's outside counsel, in form and substance reasonably satisfactory to Schott, substantially in the form set forth in Exhibit J hereof.

          (h) Review of Agreements. Donnelly shall have completed the thorough and complete review of all agreements relating or pertaining to EC Products or Electrochromic Material to which Donnelly or any of its Affiliates is a party and delivered the required written notice to Schott, as provided in
     Section 4.2(b) of the Donnelly License Agreement.

          (i) Representations and Warranties. Each of Donnelly's representations and warranties set forth in Article V shall be true and correct as if made as of the Closing Date.

          Section 6.02 Donnelly. The obligation of Donnelly to proceed to the Closing shall be subject to the following conditions:

          (a) LLC Agreement. Schott North America shall have executed and delivered the LLC Agreement, and the Company shall have been organized and shall be validly existing under the laws of the State of Delaware.

          (b) Definitive Agreements. The Schott Parties and the Company, respectively, shall have executed and delivered each of the Definitive Agreements to which either of them is a party.

          (c) Company's Assumption of Assumed ATC Obligations. The Company shall have assumed, effective as of the Closing Date, all of the Assumed ATC Obligations, as provided in the LLC Agreement.

          (d) Consents, Waivers, and Authorizations. Donnelly shall have obtained any and all consents, waivers, and authorizations (including any governmental, judicial or administrative consents, waivers, or authorizations) necessary for consummation of the transactions contemplated by this Agreement, the LLC Agreement and the other Definitive Agreements.

          (e) Authorization of Transaction. All actions necessary to authorize the execution, delivery, and performance of this Agreement, the LLC Agreement and each of the other Definitive Agreements, and the consummation of the transactions contemplated hereby and thereby, shall have been duly and validly taken, respectively, by Schott and by the Company.

          (f) Absence of Challenge. Donnelly shall have determined that no action or proceeding has been instituted before any court or other governmental body, the result of which is substantially likely to prevent or make illegal the consummation of the transactions contemplated by this Agreement, the LLC Agreement or any of the other Definitive Agreements.

          (g) Opinion of Counsel. Donnelly shall have received an opinion, addressed to Donnelly and dated as of the Closing Date, from Rogers & Wells LLP, Schott's outside counsel, in form and substance reasonably satisfactory to Donnelly, substantially in the form set forth in Exhibit K hereof.

          (h) Representations and Warranties. Each of Schott's representations and warranties set forth in Article V shall be true and correct as if made as of the Closing Date.

          (i) Schott Payment on Closing Date. Schott North America shall have made the $2,000,000 payment on the Closing Date, as provided in Section 3.01(a).

                                  ARTICLE VII
                                   MANAGEMENT

The Company shall be governed and managed as provided in the LLC Agreement.

                                  ARTICLE VIII
                     WITHDRAWAL; DISSOLUTION AND TERMINATION

All matters relating or pertaining to a Member's withdrawal or deemed withdrawal from the Company, the dissolution or liquidation of the Company, and the transfer of its interest in the Company to third parties shall be governed by the LLC Agreement.

                                   ARTICLE IX
                             PROPRIETARY INFORMATION

     Section 9.01 Exchange. It is contemplated that the Parties prior to the Closing Date, and the Members and the Company, during the term of this Agreement, will exchange Proprietary Information among themselves as necessary to effectuate the purposes of this Agreement.

     Section 9.02 Usage. Except to the extent otherwise agreed upon, each Party and the Company may use Proprietary Information received from the other Party or its Affiliates or from the Company solely for the purpose of LLC business, and for no other purpose.

     Section 9.03 Permitted Disclosure. The Parties and the Company may disclose Proprietary Information received from the other Party, an Affiliate of the other Party, or the Company only to their Affiliates and to the Company, and to the counsel, consultants, and contractors of the Company, provided that such disclosure and use by the recipient is in furtherance of the Company business, and as permitted under the Donnelly License Agreement and Schott License Agreement. The Parties hereby agree for themselves and on behalf of the Company and any Affiliate to be bound by all of the confidentiality obligations with respect to Proprietary Information set forth herein, and to cause any consultant, or contractor receiving Proprietary Information to agree in writing to be similarly bound.

     Section 9.04 Nondisclosure and Nonuse.  Other than as set forth in Sections
9.02 and 9.03 hereof, (i) Donnelly shall not use, divulge, or disclose Proprietary Information received from the Schott Parties or any of their
Affiliates, or from the Company and (ii) Schott shall not use, divulge, or disclose Proprietary Information received from Donnelly or any of its Affiliates, or from the Company; provided, however, that disclosure of Proprietary Information shall be permitted to the extent compelled by the valid legal process of a court or governmental agency having jurisdiction, so long as the Party receiving such legal process gives prompt notice to the Party originally providing such Proprietary Information so that the providing Party may seek an appropriate protective order or other relief, or waive compliance with this requirement. The obligations set forth in this Article IX shall survive the termination of this Agreement.

     Section 9.05 Exceptions. The obligations set forth in this Article IX with respect to the treatment of Proprietary Information are not applicable to:

          (a) Information which becomes known or available to the receiving Party on a non-confidential basis from a source other than the disclosing Party without breach of this Agreement or any other agreement by the recipient or the person disclosing such information to the recipient;

          (b)   Information   which  is  known  by  the  receiving  Party  on  a
     non-confidential basis at the time of disclosure as documented in writing antedating the disclosure by a Party hereunder;

          (c) Information which is approved for release by written authorization of a representative of the disclosing Party;

          (d) Information which is or becomes publicly available without breach of this Agreement by the receiving Party.

     Section 9.06 No License Obligation. Except as expressly set forth herein or in any other Definitive Agreement, nothing in this Agreement shall grant, imply, or constitute a license, or obligation to license, to the Company or any Party any intellectual or industrial property owned by a Party or any of its Affiliates.

     Section 9.07 Specific Performance. The Parties hereby declare that the respective rights of the Parties under this Article IX are of a unique nature, the loss of which may cause irreparable harm, and that it may be impossible to measure in money the damages which shall accrue to a Party hereto by reason of the loss of such rights or a failure to perform any of the obligations under this Article IX. Accordingly, in the event of a breach or threatened breach of this Article IX, notwithstanding any other provision of this Agreement, the Party whose rights are jeopardized shall be entitled, as a matter of right, to a final order from a court of competent jurisdiction of injunctive and other equitable relief; and if any Party hereto shall institute any action or proceeding to enforce by specific performance or other equitable relief the provisions hereof, any person against whom such action or proceeding is brought hereby waives the claim or defense in such action that an adequate remedy at law is available, and such person shall not urge in any such action or proceeding the claim or defense that such remedy at law exists.

                                   ARTICLE X

                                 INDEMNIFICATION

     Section 10.01 Indemnification by Schott. Schott shall indemnify and hold Donnelly and Donnelly's Affiliates and their respective directors, officers, managers, employees and agents (collectively, the "Donnelly Indemnitees") harmless from any and all liabilities, fines, penalties, obligations, claims, contingencies, damages, costs and expenses, including all court costs and reasonable attorneys' fees and disbursements (collectively, "Losses"), that any Donnelly Indemnitee may suffer incur as a result of or relating to the inaccuracy in or breach of any representation or warranty, or the breach of any covenant or agreement, of Schott made pursuant to this Agreement.

     Section 10.02 Indemnification by Donnelly.

          (a) Donnelly shall indemnify and hold each of the Schott Parties and their Affiliates and their respective directors, officers, managers, employees and agents (collectively, the "Schott Indemnitees") harmless from any and all Losses, that any Schott Indemnitee may suffer or incur as a result of or relating to the inaccuracy in or breach of any representation or warranty, or the breach of any covenant or agreement, of Donnelly made pursuant to this Agreement.

          (b) Donnelly shall  indemnify and hold each of the Schott  Indemnitees and the Company, and its managers, officers, employees and agents (collectively, the "Company Indemnitees") harmless from any and all Losses, that any Schott Indemnitee or Company Indemnitee, as the case may be, may suffer or incur as a result of or relating to any liability, obligation, contract or commitment (whether known or unknown, contingent or fixed), arising out of the ownership or operation of the ATC Assets or the ATC Operation on or prior to the Closing Date, except for the Assumed ATC Obligations.

     Section 10.03 Notices. Any Party entitled to receive indemnification under this Article X (the "Indemnified Party") agrees to give prompt written notice (a "Claim Notice") to the party or parties required to provide such indemnification (the "Indemnifying Parties") upon the occurrence of any indemnifiable Loss or the assertion of any claim or the commencement of any action or proceeding in respect of which such a Loss may reasonably be expected to occur (such a claim, action or proceeding being referred to as a "Claim"), but the Indemnified Party's failure to give such notice shall not affect the obligations of the Indemnifying Party under this Article X except to the extent that the Indemnifying Party is prejudiced thereby. Such written notice shall include a description of the event or events forming the basis of such Loss or Claim and the amount involved, unless such amount is uncertain or contingent, in which event the Indemnified Party shall give an additional written notice when the amount becomes fixed or reasonably determinable.

     Section 10.04 Defense of Claims. The Indemnifying Party may elect to assume and control the defense of any Claim, including the employment of counsel reasonably satisfactory to the Indemnified Party and the payment of expenses related thereto, if (i) the Indemnifying Party acknowledges its obligation to indemnify the Indemnified Party for any Losses resulting from such Claim and provides reasonable evidence to the Indemnified Party of its financial ability to satisfy such obligation, and (ii) the Claim does not seek to impose any material liability or obligation on the Indemnified Party other than for money damages. If such conditions are satisfied and the Indemnifying Party elects to assume and control the defense of a Claim, then (x) the Indemnified Party shall not be liable for any settlement of such Claim effected without its consent, which consent shall not be unreasonably withheld; (y) the Indemnifying Party may not settle such Claim without the consent of the Indemnified Party (not to be unreasonably withheld) unless such settlement includes a full and unconditional release of the Indemnified Party; and (z) the Indemnified Party may employ separate counsel and participate in the defense thereof, but the Indemnified Party shall be responsible for the reasonable fees and expenses of such counsel unless (1) the Indemnifying Party has failed to assume the defense of such Claim or to employ counsel with respect thereto or (2) a conflict of interest exists between the interests of the Indemnified Party and the Indemnifying Party that requires representation by separate counsel, in which case the reasonable fees and expenses of such separate counsel shall be paid by the Indemnifying Party. If such conditions are not satisfied, the Indemnified Party may assume and control the defense of the Claim at the expense of the Indemnifying Party; provided that the Indemnified Party may not settle any such Claim without the consent of the Indemnifying Party (not to be unreasonably withheld) unless such settlement includes a full and unconditional release of the Indemnifying Party; and further provided that the Indemnifying Party is given a reasonable opportunity to participate in such defense (at the Indemnifying Party's expense).

     Section 10.05 Sole Remedy. The indemnification provisions set forth in this
Article X constitute the Schott Indemnitees' and the Donnelly Indemnitees' sole and exclusive remedy in respect of the breach of any representation, warranty, covenant or agreement made in this Agreement or pursuant hereto or any allegation by a third party that, if true, would constitute such a breach. The indemnification provisions set forth in this Article X shall survive the termination of this Agreement.

                                   ARTICLE XI
                              TERM AND TERMINATION

     Section 11.01 Termination. This Agreement may be terminated at any time prior to the Closing:

          (a) by mutual written consent of the Parties; or

          (b) by any Party if the Closing shall not have occurred on or before July 1, 1999; provided, however, that that the right to terminate this Agreement under this paragraph (b) shall not be available to any Party whose gross negligence or willful misconduct has resulted in such Party's failure to fulfill any obligation under this Agreement which has been the cause of, or resulted in, the failure of the Closing to occur on or before such date.

     Section 11.02 Term. Unless terminated earlier by the mutual consent of the Parties, this Agreement shall remain in effect until the withdrawal of either Member from the Company.

     Section 11.03 Effect of Termination. If this Agreement is terminated for any reason, Section 4.08, Section 4.11, Article IX, Article X, Section 12.01,
Section 12.02, Section 12.07, Section 12.13 and Section 12.14 shall survive such termination; provided, however, that Section 4.11 shall survive such termination only if the Company has been organized pursuant to the LLC Agreement and the LLC shall not have been terminated prior to June 30, 1999; provided, further, that nothing set forth in this Section 11.03 shall relieve any Party from liability for any material breach hereof.

                                  ARTICLE XII
                                  MISCELLANEOUS

     Section 12.01 Public Announcements. Subject to any applicable requirements of any federal, state, provincial or local laws or regulations of the United States and of the Federal Republic of Germany (including without limitation, all applicable securities and antitrust laws or regulations and any listing agreement with, or rules and regulations of, any stock exchange), neither Party shall make or cause to be made or take any action that would require the issuance of, any press release, public announcement, or statement with respect to the transactions contemplated by this Agreement or any of the provisions hereof without the prior written consent of the other Party as to the form, content, and timing of such announcement or disclosure. If a disclosure is, in the reasonable judgment of any Party, required by the laws applicable to such Party, the proposed disclosure shall be submitted to the other Party for its review and approval, and the submitting Party shall exercise good faith in making changes to the disclosure reasonably requested by the other Party. Any proposed changes from the receiving Party shall be provided within forty-eight
(48) hours of such Party's receipt of the proposed disclosure.

     Section 12.02 Dispute Resolution. Subject to Section 9.07 hereof, all disputes ("Disputes") arising out of, or in any way connected to the Joint Venture, this Agreement or the performance of the Parties hereunder, shall be resolved by arbitration under the Rules of Arbitration of the American Arbitration Association by three arbitrators appointed in accordance with said Rules. The Parties relinquish their right to seek court relief for any Dispute, except as may be required to enforce an arbitration award. The seat of the arbitration shall be New York, New York, and the arbitration shall be conducted in the English language. The Parties shall be entitled to call witnesses, cross examine the other Party's witnesses, and to file legal briefs. The arbitrators shall be bound by the express intentions of the Parties as set forth herein and shall render their decision in writing based on this Agreement and the facts as proven at the arbitration hearing. Construction.

     Section 12.03 Construction

          (a) Words. All references in this Agreement to the singular shall include the plural where applicable, and all references to gender shall include both genders and the neuter.

          (b) No Presumption. In interpreting and applying the terms and provisions of this Agreement, no presumption shall be made against the Party that drafted such terms and provisions.

     Section 12.04 Severability. If any part of this Agreement for any reason shall be declared invalid, such invalidity shall not affect the validity of any remaining portion, which shall remain in full force and effect.

     Section 12.05 Further Assurances. Each Party shall, upon request, furnish, execute, and deliver such documents, instruments, certificates, notices, or other further assurances as any other Party may reasonably require as necessary or appropriate to effect the purposes of this Agreement or to confirm the rights created or arising hereunder.

     Section 12.06 Representations, Warranties, Covenants and Obligations. The representations and warranties, and all covenants, agreements, and obligations of the Parties contained in this Agreement, as well as in any certificate or other instrument delivered by or on behalf of any Party, shall be true and correct in all material respects and have effect as of the Execution Date and as of the Closing Date.

     Section 12.07 Expenses. Each Party shall pay its own expenses incident to this Agreement and the transactions contemplated hereby.

     Section 12.08 Benefit. No person who is not a party to this Agreement shall have any rights or derive any benefit hereunder.

     Section 12.09 Entire Agreement and Amendment. This Agreement and the other Definitive Agreements constitute the entire agreement among the Parties other than the Confidentiality Agreement and supersedes all prior oral or written agreements or understandings of the Parties with regard to the subject matter hereof, including, without limitation, the Letter of Intent dated February 15, 1999. No modification, waiver, termination, or cancellation of any right or claim under this Agreement shall be effective unless in writing and signed by the Party against which it is sought to be enforced.

     Section 12.10 Delays or Omissions. Except as expressly provided in this Agreement, no delay or omission to exercise any right, power, or remedy accruing to a Party hereunder upon any breach or default of any Party under this Agreement shall impair any such right, power, or remedy, neither shall it be construed to be a waiver of any such breach or default, nor an acquiescence therein or a waiver of or acquiescence in any similar breach or default thereafter occurring; neither shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring.

     Section 12.11 Successors and Assigns. Except as otherwise expressly provided herein, the provisions of this Agreement shall inure to the benefit of, and be binding upon, the successors and assigns of the Parties; provided, however, that no Party may assign or transfer its interest hereunder or any of its rights or obligations hereunder, except in accordance with the terms hereof.

     Section 12.12 Headings. Article, Section, and subsection headings of this Agreement are for convenience only and are not to be construed as part of this Agreement or as defining or limiting in any way the scope or intent of the provisions hereof.

     Section 12.13 Governing Law. The terms and conditions of this Agreement shall be interpreted in accordance with and governed by the laws of the State of New York and of the United States of America, without giving effect to the doctrine of conflict or laws.

     Section 12.14 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered (i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

          (a) If to Schott:

                      Schott Corporation
                      Schott North America Manufacturing, Inc.
                      3 Odell Plaza
                      Yonkers, New York 10701
                      Attention: Manfred Jaeckel, Esq.
                      Facsimile: (914) 986-8585

     and

                      Schott Glas
                      Legal Department
                      Hattenbergstrabe 10
                      P.O. Box 2480
                      D-55014 Mainz
                      Federal Republic of Germany
                      Attention: Dr. Wilhelm Niemeier
                      Facsimile: 011-49-61-31-66-2098

     and a required copy to:

                      Rogers & Wells LLP
                      200 Park Avenue
                      New York, New York 10166
                      Attention: Richard T. McDermott, Esq.
                      Facsimile: (212) 878-8375.

          (b) If to Donnelly:

                      Donnelly Corporation
                      49 West Third Street
                      Holland, Michigan 49423
                      Attention: Niall Lynam
                      Facsimile: (616) 786-5185

With a copy to:
                      Varnum, Riddering, Howlett & Schmidt LLP
                      Bridgewater Place
                      333 Bridge Street, N.W., P.O. Box 352
                      Grand Rapids, Michigan 49504
                      Attention: Daniel Molhoek, Esq.
                      Facsimile: (616) 336-7000.

     Section 12.15 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall constitute an original document.

     Section 12.16 Amendment. This Agreement may not be modified or amended without the written consent of each of the Parties.

     IN WITNESS WHEREOF, the Parties have executed and delivered this Agreement, intending for it to have legal and binding effect, as of the date and year first above written.



                               SCHOTT CORPORATION



                               By: /s/ Guy Pierre De Conincx
                                  Name: Guy Pierre De Conincx
                                  Title: Vice Chairman, Pres & CEO



                               SCHOTT NORTH AMERICA MANUFACTURING, INC.



                               By: /s/ Guy Pierre De Conincx
                                  Name: Guy Pierre De Conincx
                                  Title: Pres.



                               SCHOTT GLAS



                               By: /s/ Dr. Ungeheuer         /s/ R. Langfeld
                                  Name: Dr. Ungeheuer        Dr. Roland Langfeld
                                  Title: Member of the       Vice President R&D
                                         Board of
                                         Management




                                DONNELLY CORPORATION



                                By: /s/ Scott E. Reed
                                   Name: Scott E. Reed
                                   Title: Sr VP & CFO

EXHIBIT 10.29

                       LIMITED LIABILITY COMPANY AGREEMENT
                                       of
                    SCHOTT-DONNELLY LLC SMART GLASS SOLUTIONS

                                 by and between

                    SCHOTT NORTH AMERICA MANUFACTURING, INC.

                                       And

                              DONNELLY CORPORATION




                            Dated as of April 5, 1999

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE I      DEFINITIONS ..................................................  1

     Section 1.01   Definitions .............................................  1

     Section 1.02   Definitions Generally ...................................  3

ARTICLE II     GENERAL PROVISIONS ...........................................  4

     Section 2.01   Formation ...............................................  4

     Section 2.02   Name ....................................................  4

     Section 2.03   Term ....................................................  4

     Section 2.04   Purpose .................................................  4

     Section 2.05   Registered Office/Agent .................................  4

     Section 2.06   Principal Office ........................................  4

ARTICLE III    CAPITAL CONTRIBUTIONS; ISSUANCE OF SHARES ....................  4

     Section 3.01   Initial Capital Contributions ...........................  4

     Section 3.02   Consents of Third Parties ...............................  5

     Section 3.03   Issuance of Additional Shares ...........................  5

     Section 3.04   Additional Capital Contributions ........................  5

     Section 3.05   Company's Assumption of Assumed ATC Obligations .........  6

     Section 3.06   Withdrawals, Interest and Capital Accounts ..............  6

     Section 3.07   Value of Contributions ..................................  6

ARTICLE IV     DISTRIBUTIONS ................................................  7

     Section 4.01   Distributions ...........................................  7

     Section 4.02   Distributions in Kind ...................................  7

     Section 4.03   Tax Withholding .........................................  7

ARTICLE V      ALLOCATIONS AND OTHER TAX MATTERS ............................  7

     Section 5.01   Capital Accounts ........................................  7

     Section 5.02   Allocation of Net Profits and Net Losses ................  8

     Section 5.03   Definition of Net Profits and Net Losses ................  8

     Section 5.04   Federal Income Tax Allocations ..........................  9

     Section 5.05   Elections ...............................................  9

     Section 5.06   Fiscal Year .............................................  9

     Section 5.07   Substantial Economic Effect .............................  9

     Section 5.08   Other Tax Matters .......................................  9

ARTICLE VI     MANAGEMENT ................................................... 10

                               TABLE OF CONTENTS
                                   (continued)

                                                                            Page

     Section 6.01   Delegation of Authority ................................. 10

     Section 6.02   Management Committee .................................... 10

          (a)       Voting and Members ...................................... 10

          (b)       Meetings and Notices .................................... 11

          (c)       Power of Members ........................................ 11

          (d)       Enforcement of Company's Rights ......................... 11

          (e)       Deadlock ................................................ 12

     Section 6.03   Employees; Officers ..................................... 12

     Section 6.04   Annual Business Plan and Budget ......................... 12

     Section 6.05   Members' Consents or Approvals .......................... 13

     Section 6.06   Major Actions ........................................... 13

ARTICLE VII    BOOKS AND RECORDS ............................................ 13

     Section 7.01   Books and Records ....................................... 13

     Section 7.02   Reports to Members ...................................... 14

ARTICLE VIII   WITHDRAWAL OF INITIAL MEMBERS; TRANSFERS;
               PARTICIPATION RIGHTS ......................................... 14

     Section 8.01   Withdrawal in First Five Years .......................... 14

     Section 8.02   Withdrawal After Five Years ............................. 16

     Section 8.03   Admission of Substitute or Additional Members ........... 17

     Section 8.04   Restrictions on Transfer ................................ 18

     Section 8.05   Right of First Refusal; Right of First Offer ............ 18

ARTICLE IX     EXCULPATION AND INDEMNIFICATION .............................. 19

     Section 9.01   Exculpation and Indemnification ......................... 19

     Section 9.02   Indemnification by Initial Members ...................... 19

     Section 9.03   Liability of the Members ................................ 20

ARTICLE X      DISSOLUTION, LIQUIDATION AND TRANSFER ........................ 21

     Section 10.01  Dissolution ............................................. 21

     Section 10.02  Liquidation ............................................. 21

     Section 10.03  Claims of Members ....................................... 22

     Section 10.04  Intellectual Property ................................... 22

ARTICLE XI     MISCELLANEOUS ................................................ 23

     Section 11.01  Amendments .............................................. 23

     Section 11.02  Notices ................................................. 23

                               TABLE OF CONTENTS
                                  (continued)

     Section 11.03  Counterparts ............................................ 24

     Section 11.04  No Third-Party Beneficiaries ............................ 24

     Section 11.05  Governing Law ........................................... 24

     Section 11.06  Publicity ............................................... 24

     Section 11.07  Dispute Resolution ...................................... 24

     Section 11.08  Headings ................................................ 25

     Section 11.09  Survival ................................................ 25

     Section 11.10  No Waiver ............................................... 25

     Section 11.11  Entire Agreement ........................................ 25

     Section 11.12  Further Assurances ...................................... 25

EXHIBIT A - INITIAL CAPITAL CONTRIBUTIONS OF INITIAL MEMBERS ................ 27

EXHIBIT B - INITIAL MANAGEMENT COMMITTEE, PRESIDENT AND CHAIRMAN ............ 28

     This LIMITED LIABILITY COMPANY AGREEMENT dated as of April 5, 1999, by and between SCHOTT NORTH AMERICA MANUFACTURING, INC., a Maryland corporation ("Schott"), and DONNELLY CORPORATION, a Michigan corporation ("Donnelly"),

                              W I T N E S S E T H :

     WHEREAS, having formed a limited liability company with the name Schott-Donnelly LLC Smart Glass Solutions (the "Company") under the Delaware Limited Liability Company Act, as in effect from time to time, or any successor statute thereto (the "Act") by the filing of a Certificate of Formation with the Secretary of State of the State of Delaware on the date hereof, the parties hereto now desire to enter into this Agreement to govern their rights and obligations as members of the Company;

     WHEREAS, Schott and Donnelly have entered into that certain Joint Venture Agreement, dated as of April 5, 1999 (the "Joint Venture Agreement");

     NOW, THEREFORE, in consideration of the premises and the mutual agreements herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto, intending to be legally bound by the terms hereof applicable to each of them, hereby agree as follows:


                                   ARTICLE I

                                  Definitions

     SECTION 1.01. Definitions. When used herein, the following terms have the meanings set forth below. Capitalized terms used but not defined in this Agreement shall have the meanings ascribed to such terms in the Joint Venture Agreement.

     "Agreed Fair Market Value" shall mean the fair market value of an asset, as agreed upon from time to time by the Members. If the Members cannot agree on a value of such asset, they shall attempt to agree upon an independent qualified party to value the same. If the Members cannot agree upon such a party, each of the Members shall specify a qualified independent person or entity to evaluate such asset, and the two persons or entities so appointed shall appoint a third person or entity to appraise the value thereof. The "Agreed Fair Market Value" shall then be the value of such asset as agreed upon by any two of such appraisers. If the asset is a Member's Interest in the Company, the "Agreed Fair Market Value" thereof shall be the Agreed Fair Market Value of the Company multiplied by that Member's Membership Percentage.

     "Agreement" means this Limited Liability Company Agreement as it may be amended, supplemented or otherwise modified from time to time.

     "Annual  Business  Plan" has the  meaning  ascribed to that term in Section
6.04.

     "Business" means the businesses conducted by the Company, as contemplated under the Joint Venture Agreement, as such businesses may be expanded or otherwise changed from time to time by the Management Committee pursuant to the terms hereof.

     "Business Day" means a day that is not a Saturday, Sunday or other day on which banking institutions in the State of New York are authorized or required by law, regulation or executive order to be closed.

     "Capital Account" has the meaning ascribed to that term in Section 5.01.

     "Certificate of Formation" means the Certificate of Formation of the Company as filed with the Secretary of State of the State of Delaware, effective as of the date hereof, as the same may be amended, modified or otherwise supplemented from time to time in accordance with the terms hereof.

     "Claim" has the meaning ascribed to that term in Section 9.02(c).

     "Claim Notice" has the meaning ascribed to that term in Section 9.02(c).

     "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     "Company" has the meaning ascribed to that term in the preamble.

     "Definitive Documents" means this Agreement, the Joint Venture Agreement and all other agreements and documents contemplated by any of the foregoing, as the same may be amended, supplemented or otherwise modified in accordance with the terms hereof or thereof, as applicable.

     "Donnelly Indemnitees" has the meaning ascribed to that term in Section 9.02(a).

     "Exit  Milestone" has the meaning ascribed to that term in Section 8.01(d).

     "Expiration Date" shall mean, with respect to the representations and warranties set forth herein, the fourth (4th) anniversary of this Agreement.

     "Indemnified  Party"  has the  meaning  ascribed  to that  term in  Section
9.02(c).

     "Indemnifying Parties" has the meaning ascribed to that term in Section 9.02(c).

     "Initial  Capital  Contributions"  has the meaning ascribed to that term in
Section 3.01.

     "Initial Members" means Schott and Donnelly.

     "Interest" means the interest of a Member in the Company at any particular time, including the right of such Member to any and all benefits to which such Member may be entitled as provided in this Agreement, together with the obligations of such Member to comply with all the terms and provisions of this Agreement.

     "Losses" means any losses, liabilities, fines, penalties, obligations, claims, contingencies, damages, costs or expenses, including all court costs and attorneys' fees and disbursements.

     "Management  Committee"  has the  meaning  ascribed to that term in Section
6.01.

     "Member Nonrecourse Debt" means any Company liability (or portion thereof) that is a "partner nonrecourse debt" within the meaning of Treasury Regulation
Section 1.704-2(b)(4).

     "Members" means the Initial Members and any Persons admitted as additional or substitute Members of the Company pursuant to Section 8.03.

     "Membership Percentage" means, with respect to each Member, the number of such Member's Shares in the Company divided by the total number of outstanding Shares of the Company, expressed as a percentage.

     "Net Losses" has the meaning ascribed to that term in Section 5.03.

     "Net Profits" has the meaning ascribed to that term in Section 5.03.

     "Remaining  Member"  has  the  meaning  ascribed  to that  term in  Section
8.02(a).

     "Schott Indemnitees" has the meaning ascribed to that term in Section 9.02(b).

     "Section 704(c) Property" means any property that is contributed to the Company at a time when its adjusted tax basis differs from its fair market value and any Company property that is the subject of a revaluation pursuant to Treasury Regulation Section 1.704-1(b)(2)(iv)(f) at a time when its adjusted tax basis differs from its fair market value.

     "Shares" means a fractional, undivided share of the Interests of all Members. The number of Shares outstanding and the holders thereof are set forth on Exhibit A hereof, as such Exhibit may be amended from time to time pursuant to Article III. If determined by the Management Committee, the ownership of Shares shall be evidenced by a certificate in a form approved by the Management Committee.

     "Transfer"  means,  with  respect  to any item of  property,  any direct or indirect sale, assignment, disposition of or other transfer, pledge or encumbrance of such item, and "Transferred" has a meaning correlative to the foregoing.

     "Withdrawing Member" has the meaning ascribed to that term in Section 8.02(d) hereof.

     SECTION 1.02. Definitions Generally.

     (a) Definitions in this Agreement apply equally to both the singular and plural forms of the defined terms, and shall apply to capitalized terms in the exhibits and schedules attached hereto, unless otherwise defined in such exhibits and schedules. The words "include" and "including" shall be deemed to be followed by the phrase "without limitation" when such phrase does not otherwise appear. The terms "herein", "hereof" and "hereunder" and other words of similar import n refer to this Agreement (of which the attached exhibits and schedules shall be considered a part) as a whole and not to any particular section, paragraph or subdivision. The article and section titles appear as a matter of convenience only and shall not affect the interpretation of this Agreement. All article, section, paragraph, clause, exhibit or schedule references not attributed to a particular document shall be references to such parts of this Agreement.

     (b) Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Joint Venture Agreement.

                                   ARTICLE II

                               General Provisions

     SECTION 2.01. Formation. The Company has been formed as a limited liability company pursuant to the provisions of the Act by the filing of the Certificate of Formation with the Secretary of State of the State of Delaware. Each Member hereby adopts, confirms and ratifies the Certificate of Formation and all acts taken in connection therewith.

     SECTION 2.02. Name. The name of the Company is "Schott-Donnelly LLC Smart Glass Solutions." The Management Committee may change the name of the Company or adopt such trade or fictitious names as it may determine with the unanimous approval of the Members.

     SECTION 2.03. Term. The term of the Company began on the date hereof and shall continue in perpetuity or until terminated in accordance with the terms hereof.

     SECTION 2.04. Purpose. The purpose of the Company shall be to carry out the Business contemplated in the Joint Venture Agreement and to carry on any other lawful business, purpose or activity for a limited liability company under the Act.

     SECTION 2.05. Registered Office/Agent. The name of the Company's registered agent for service of process shall be Corporation Service Company, and the address of the Company's registered agent and the address of the Company's registered office in the State of Delaware shall be 1013 Centre Road, Wilmington, New Castle County, Delaware 19805-1297. The registered agent and the registered office of the Company may be changed from time to time by the Management Committee.

     SECTION 2.06. Principal Office. The Company's principal place of business shall be at Donnelly's Advanced Technology Center at 4545 East Fort Lowell, Suite 30, Tucson, Arizona 85712, or such other address as the Management Committee shall specify from time to time by written notice to the Members.

                                  ARTICLE III

                   Capital Contributions; Issuance of Shares

     SECTION 3.01. Initial Capital Contributions.

     (a) On the date hereof, the Initial Members shall each make the capital contributions to the Company specified in this Section 3.01 (collectively, the "Initial Capital Contributions").

     (b) Schott's Initial Capital Contributions shall consist of:

          (i) On the Closing Date, Schott shall grant to the Company, as a capital contribution, a license to the Schott Licensed Patents and the Schott Licensed Knowhow on the terms of the Schott License Agreement; and

          (ii) A commitment to make certain contributions to the Company, in each case as requested by the Management Committee in accordance with the then-current Annual Business Plan, and subject to the continuing survival and operation of the Company, in order to fund up to nine million five hundred thousand U.S. dollars ($9,500,000) of the initial expenditures of the Company, as more fully described in Section 3.04(a).

     (c) Donnelly's Initial Contribution shall consist of:

          (i) On the Closing Date, Donnelly shall contribute to the Company the ATC Assets, free and clear of all liens and encumbrances, whether legal or equitable (except as otherwise provided herein or in the Joint Venture Agreement), as a capital contribution; and

          (ii) On the Closing Date, Donnelly shall grant to the Company, as a capital contribution, certain licenses to the Donnelly Licensed Patents and the Donnelly Licensed Knowhow, as provided in the Donnelly License Agreement.

     (d) In exchange for the Initial Capital Contributions and the contributions to be made by Schott pursuant to Section 3.04(a), each Initial Member shall receive 1,000 Shares, which shall be equal to 50% of the issued and outstanding Shares as of the Closing Date.

     (e) For purposes of the Initial Members' Capital Accounts, the value of the Initial Members' Initial Capital Contributions are agreed to be as follows:

        Donnelly:        ATC Assets                      $450,000
                         Donnelly License Agreement    $1,300,000

        Schott: Schott License Agreement                 $450,000

     SECTION 3.02. Consents of Third Parties. Notwithstanding anything in this Agreement to the contrary, this Agreement shall not constitute an agreement to assign any asset or any claim or right or any benefit arising under or resulting from such asset if an attempted assignment thereof, without the consent of a third party, would constitute a breach or other contravention of the rights of such third party, would be ineffective with respect to any party to an agreement concerning such asset, or would in any way adversely affect the rights of a Member or, upon transfer, the Company with respect to such asset. If any transfer or assignment by a Member to, or any assumption by the Company of, any interest in, or liability, obligation or commitment with respect to, any asset requires the consent of a third party, then such assignment or assumption shall be made subject to such consent being obtained.

     SECTION 3.03. Issuance of Additional Shares. From time to time, the Management Committee, may cause the Company to issue additional Shares or other Interests to existing or newly-admitted Members in exchange for the contribution by a Member of additional contributions to the Company. Upon the issuance of additional Shares, the Membership Percentages of all of the Members shall be adjusted so that the Membership Percentage of each Member is equal to the quotient (expressed as a percentage) arrived at by dividing the number of Shares held by a Member by the total number of Shares then outstanding.

     SECTION 3.04. Additional Capital Contributions.

     (a) Subject to the terms and conditions of the Joint Venture Agreement and this Agreement, Schott shall from time to time make additional contributions to the Company, in each case as requested by the Management Committee in accordance with the then current Annual Business Plan and subject to the continuing survival and operation of the Company, in order to fund up to nine million five hundred thousand U.S. dollars ($9,500,000) of the initial expenditures of the Company, with respect to its ) research and development and manufacturing activities, including but not limited to expenditures for the purchase of equipment and procurement of services provided to the Company, including but not limited to services provided to the Company by the Parties. Schott's Capital Account shall be adjusted from time to time, as provided herein, to reflect such Capital Contributions as they are made by Schott.

     (b) Subject to Section 3.2(b)(iv)(B) of the Donnelly License Agreement, each Initial Member hereby agrees to contribute in any given fiscal year after the Ramp-Up Period fifty percent (50%) of the total required contributions to fund the then-current Annual Business Plan. If the Initial Members have not agreed on an Annual Business Plan for the current fiscal year, each Initial Member hereby agrees to contribute in that fiscal year 50% of the amount required to operate the Company but not more than the respective percentage amounts indicated below of the "Free Cash Flow" specified in the Initial Business Plan:

       Fiscal Year             Percentage of
                              "Free Cash Flow"
          1999                     60.0%

          2000                     60.0%

          2001                     67.5%

          2002                     75.0%

          2003                     75.0%

     (c) In addition to the capital contributions described in subsections (a) and (b) of this Section 3.04, upon request from the Management Committee, and subject to the unanimous consent and approval of the Members, the Members shall make additional capital contributions to the Company pro rata in accordance with their respective Membership Percentages.

     SECTION 3.05. Company's Assumption of Assumed ATC Obligations. Subject to the terms and conditions of this Agreement and the Joint Venture Agreement, the Initial Members hereby agree, effective as of the Closing, to cause the Company to assume and agree to pay and perform and discharge the Assumed ATC Obligations as of April 5, 1999. The Initial Members shall cause the Company to execute and deliver all such other and additional instruments and documents and do all such other acts and things as may be necessary to effectuate the Company's assumption of the Assumed ATC Obligations, as contemplated herein and in the Joint Venture Agreement.

     SECTION 3.06. Withdrawals, Interest and Capital Accounts. No Member shall have the right to withdraw any part of its capital contribution or to receive any distribution except in accordance with the provisions of this Agreement. No interest shall be paid on any capital contribution to the Company except as may be set forth in this Agreement. A Member shall not have any obligation to the Company or to any other Member to restore any negative balance in the Capital Account of such Member.

     SECTION 3.07. Value of Contributions.

     (a) The Initial Members acknowledge and agree that (i) the value of Schott's contribution of the DC Project to the Company pursuant to Section 4.06 of the Joint Venture Agreement, for purposes of Schott North America's Capital Account, shall be equal to two times the amount described in

Section 4.06(b)(iii) of the Joint Venture Agreement, and (ii) the value of Schott's contribution of the DC Project to the Company pursuant to Section 4.07 of the Joint Venture Agreement, for purposes of Schott North America's Capital Account, shall be equal to two times the amount described in Section 4.07(a)(iii) of the Joint Venture Agreement.

     (b) The Initial Members acknowledge and agree that the value of Schott's contributions to the Company pursuant to Section 4.09 of the Joint Venture Agreement, for purposes of Schott North America's Capital Account, shall be equal to two times the amount described in Section 4.09(d)(ii) of the Joint Venture Agreement.

                                   ARTICLE IV

                                 Distributions

     SECTION 4.01. Distributions. Except as provided in Section 10.02 hereto, the Company shall make cash distributions to the Members in accordance with their Membership Percentages at such times and in such amounts as the Management Committee shall determine in its sole discretion.

     SECTION 4.02. Distributions in Kind. The Company shall not distribute any assets in kind unless approved by all of the Members. Such property distributions shall be distributed based upon their Agreed Fair Market Value in the same proportions as if cash were distributed.

     If cash and property in kind are to be distributed simultaneously, the Company shall distribute such cash and property in kind in the same proportion to each Member, unless otherwise agreed by the Members.

     SECTION 4.03. Tax Withholding. Notwithstanding any provision herein to the contrary, the Management Committee may take any and all actions that it determines to be necessary or appropriate to ensure that the Company satisfies any and all withholding and tax payment obligations under Section 1441, 1445 or 1446 of the Code or any other provision of the Code or other applicable law. Without limiting the generality of the foregoing, the Management Committee may withhold any amount of taxes it determines is required to be withheld from amounts otherwise distributable to any Member pursuant to this Article IV; provided, however, that such amount shall be deemed to have been distributed to such Member for purposes of applying the provisions of this Agreement.

                                   ARTICLE V

                       Allocations and Other Tax Matters

     SECTION 5.01. Capital Accounts.

     (a) There shall be established for each Member on the books of the Company an account (a "Capital Account") to be maintained pursuant to this Agreement. The Capital Account of each Member shall be credited with (i) the amount of all cash contributed by a Member to the Company, (ii) the fair market value of any property contributed to the Company (net of any liabilities secured by such property that the Company is considered to assume or take subject to under
Section 752 of the Code) and (iii) the amount of any Net Profits (or items of income) allocated to a Member pursuant to Section 5.02, and shall be decreased by (A) the amount of any cash distributed to a Member by the Company, (B) the fair market value of any property distributed to a Member by the Company (net of any liabilities secured by such distributed property that such Member is considered to assume or take subject to under Section 752 of the Code), (C) the amount of any expenditure of the Company described in Section 705(a)(2)(B) o the Code (or treated as a Section 705(a)(2)(B) expenditure for purposes of Section 704(b) of the Code) that is allocable to a Member and (D) the amount of any Net Losses (or item of loss or deduction) allocated to a Member pursuant to Section 5.02. The Capital Accounts of the Members shall also be adjusted appropriately for their respective shares of any other adjustment required under Treasury Regulation Sections 1.704-1(b) and 1.704-2.

     (b) In the event that any Interest in the Company is Transferred, the transferee of such Interest shall succeed to the pro rata portion of the transferor's Capital Account attributable to such Interest.

     (c) Upon the  occurrence  of any event  specified  in  Treasury  Regulation
Section 1.704-1(b) (2) (iv) (f), the Management Committee may cause the Capital Accounts of the Members to be adjusted to reflect the fair market value of the Company's property at such time, as provided in such regulation.

     SECTION 5.02. Allocation of Net Profits and Net Losses.

     (a) Subject to Sections 5.02(b) and 5.02(c), the Net Profits and Net Losses of the Company for each taxable year shall be allocated among the Members in proportion to their Interests.

     (b) During the Ramp-Up Period, all Net Profits, Net Losses and specific items of income, gain, loss and deduction shall be allocated to Schott.

     (c) Notwithstanding Section 5.02(a) or Section 5.02(b), special allocations of Net Profits, Net Losses or specific items of income, gain, loss or deduction may be required for any taxable year as follows:

          (i) The Company shall allocate items of Company income and gain among the Members at such times and in such amounts as necessary to satisfy the minimum gain chargeback requirements of Treasury Regulation Sections 1.704-2(f) and 1.704-2(i)(4).

          (ii) Any deductions attributable to Member Nonrecourse Debt shall be allocated among the Members that bear the economic risk of loss for such Member Nonrecourse Debt in accordance with the ratios in which such Members share such economic risk of loss and in a manner consistent with the requirements of Treasury Regulation Sections 1.704-2(c), 1.704-2(i)(2) and 1.704-2(j)(1).

          (iii) The Company shall specially allocate Net Losses and items of income and gain when and to the extent required to satisfy the "qualified income offset" requirement within the meaning of Treasury Regulation
     Section 1.704-1(b)(2)(ii) (d).

          (iv) In the event a Member's contribution to the Company causes any Member to recognize income for U.S. federal income tax purposes, the entire amount of any deductions associated with such contribution shall be allocated to the Member that recognizes income or, if more than one Member recognizes income as a result of such contributions to the Company, shall be allocated proportionately based upon the amount of income so recognized by each Member.

     SECTION 5.03. Definition of Net Profits and Net Losses. The "Net Profits" or "Net Losses" of the Company, as appropriate, shall be the taxable income or tax loss of the Company as determined for U.S. federal income tax purposes for a given taxable year, taking into account any separately stated items, increased by the amount of any tax exempt income of the Company during such taxable year and decreased by the amount of any Code Section 705(a)(2)(B) expenditures (within the meaning of Treasu Regulation Section 1.704-1(b)(2)(iv)(i)) of the Company during such taxable year; provided, however, that items of income, gain, loss and deduction attributable to Section 704(c) Property shall be determined in accordance with the principles of Treasury Regulation Section 1.704-1(b)(2)(iv)(g). Each Member's Capital Account shall be otherwise maintained and adjusted in accordance with Treasury Regulations Section 1.704-1(b)(iii).

     SECTION 5.04. Federal Income Tax Allocations. Section 5.02 provides for the allocation of Net Profits and Net Losses for accounting and Capital Account maintenance purposes. The Company's ordinary income and losses and capital gains and losses as determined for U.S. federal income tax purposes (and each item of income, gain, loss or deduction entering into the computation thereof) shall be allocated to the Members in the same proportions as the corresponding "book" items are allocated pursuant to the preceding provisions of this Article V; provided, however, that items of income, gain, loss and deduction relating to
Section 704(c) Property shall be allocated in accordance with Section 704(c)(1)(A) of the Code using the "traditional method" pursuant to Treasury Regulation Section 1.704-3(b). Items described in this Section 5.04 shall neither be credited nor charged to the Members' Capital Accounts.

     SECTION 5.05. Elections.

     (a) The Members intend that the Company shall be treated as a partnership for U.S. federal income tax purposes. Accordingly, neither the Management Committee nor any Member shall file any election on behalf of the Company that is inconsistent with that intent.

     (b) Except as otherwise expressly provided herein, any tax elections required or permitted to be made by the Company under the Code or otherwise shall be made in such manner as may be reasonably determined by the Management Committee.

     SECTION 5.06. Fiscal Year. The fiscal year of the Company shall end on the last day of September of each year.

     SECTION 5.07. Substantial Economic Effect. Notwithstanding anything in this Agreement to the contrary, if the allocation of any item of income, gain, loss or expense pursuant to this Article V does not have substantial economic effect under Treasury Regulationss.1.704(b)(2) and is not in accordance with the Interests of the Members within the meaning of Treasury Regulationss.1.704-1(b)(3), then for purposes of United States income tax only such item shall be reallocated in such manner as to (i) have substantial economic effect or be in accordance with such Members' Interests in the Company and (ii) result as nearly as possible in the respective balances of the Capital Accounts that would have been obtained if such item had instead been allocated under the provisions of this Article V.

     SECTION 5.08. Other Tax Matters. The Members agree to treat contributions made pursuant to this Agreement as governed by Section 721 of the Code. In the event that any taxing authority contests such agreed treatment of the contributions or the treatment of any other item as agreed to by the Members, a Member receiving notice of such contest from such taxing authority shall promptly give written notice of such contest to each other Member. Such other Members may, at their own expense, participate in the defense of such contest. The Members shall reasonably cooperate in defending any such contest, and no Member shall settle or otherwise compromise such a contest without the written consent of the other Members (which shall not be unreasonably delayed or withheld). In the event of a Member's refusal to consent to a settlement, such Member shall, to the extent permitted by law, assume control of the defense of such contest, and such Member shall bear any legal fees incurred by such Member in undertaking such defense to the extent incurred after the assumption.

                                   ARTICLE VI

                                   Management

     SECTION 6.01. Delegation of Authority. Except as otherwise provided herein, each of the Members agrees that the power to direct and control the Company shall be delegated to certain managers, elected in the manner provided herein, who together shall constitute a management committee (the "Management Committee"). Approval or action taken by the Management Committee in accordance with this Agreement shall constitute approval or action by the Company and shall be binding on each Member.

     SECTION 6.02. Management Committee.

     (a) Voting and Members.

          (i) Initially, the Management Committee shall consist of four persons. As long as each Initial Member's Membership Percentage equals 50%, Schott and Donnelly shall each appoint two members of the Management Committee, each such person to serve on the Management Committee at the pleasure of the Initial Member appointing such person. Each member of the Management Committee shall be an officer, director or executive employee of the Member making such appointment or such appointing Member' Affiliate, or an officer, director or employee of the Company. The names of the initial members of the Management Committee are set forth in Exhibit B hereof. After the Ramp-Up Period, each Member shall have the right to maintain representation on the Management Committee commensurate with its Membership Percentage.

          (ii) For purposes of any approval or action taken by the Management Committee, each member of the Management Committee shall have one vote. Each member of the Management Committee designated by a Member shall, for purposes of determining a quorum and taking any actions or approvals, be entitled to represent and cast the votes of any other Management Committee member designated by such Member who is not otherwise represented in person or by proxy when any action or approvals are taken. Except as set forth herein, a majority vote of all of the voting power of the members of the Management Committee shall constitute action on that matter that is binding upon the Company and the Members.

          (iii) The quorum necessary for any meeting of the Management Committee shall be 100% of the members of the Management Committee, represented in person, by proxy or by representative, as provided in Section 6.02(a)(ii). A quorum shall be deemed not to be present at any meeting for which notice was not properly given as provided for herein, unless the member or members as to whom such notice was not properly given attend such meeting without protesting the lack of notice or duly execute and deliver a written waiver of notice or a written consent to the holding of such meeting.

          (iv) Any action taken by a member of the Management Committee in such member's capacity as such shall, so far as the Members are concerned, be deemed to have been duly authorized by the Member that appointed such member; provided, however, that any such action shall not be deemed to be an approval, consent or agreement of such Member for any purposes of this Agreement for which approval, consent or agreement must be separately obtained from such Member pursuant to the terms of this Agreement.

          (v) The initial President shall be appointed by Schott, subject to the approval of Donnelly, which approval shall not be unreasonably withheld. Subsequently, the President shall be elected by and report to the Management Committee. The initial President shall be the person so designated in Exhibit B hereof.

          (vi) The initial Chairman of the Management Committee, who shall serve for two years, shall be the person so designated in Exhibit B hereof. The initial Chairman shall be appointed by Donnelly, subject to the approval of Schott, which approval shall not be unreasonably withheld; upon the expiration of such two-year term, the next Chairman shall be appointed by Schott, subject to the approval of Donnelly, which approval shall not be unreasonably withheld. Thereafter, the right to appoint the Chairman shall alternate between the Members, subject to the reasonable approval of the non-appointing Member.

          (vii) The Secretary of the Company shall be elected by the Management Committee. The Secretary may be a person who is not a member of the Management Committee.

     (b) Meetings and Notices.

          (i) Meetings of the Management Committee shall be held at the principal offices of the Company or at such other place as may be determined by the Management Committee. A meeting of the Management Committee may be held by conference telephone or similar communications equipment by means of which all members participating in the meeting can be heard by all other participants. Unless otherwise determined by the Management Committee, regular meetings of the Management Committee shall be held at least quarterly on such dates and at such times as shall be determined by the Management Committee. Notice of any regular meeting shall be given to each member of the Management Committee by the Company or any Member at least twenty (20) Business Days prior to such meeting. Special meetings of the Management Committee may be called by any Member on at least twenty (20) Business Days' notice to each member and alternate member thereof, which notice shall state the purpose or purposes for which such meeting is being called.

          (ii) The actions taken by the Management Committee at any meeting, however called and noticed, shall be as valid as though taken at a meeting duly held after regular call and notice if (but not until), either before, at or after the meeting, the member or members as to whom it was improperly held duly executes and delivers a written waiver of notice or a written consent to the holding of such meeting. A vote of the Management Committee may be taken either in a meeting of the members thereof or by unanimous written consent without a meeting.

          (iii) The Management Committee may establish reasonable rules and regulations to provide for the keeping of minutes and other internal Management Committee governance not inconsistent with the terms of this Agreement.

     (c) Power of Members. Nothing in this Section shall derogate from the power of the Members, which is absolute, to mutually agree in writing to cause the Company to act or refrain from acting.

     (d) Enforcement of Company's Rights. Notwithstanding anything herein to the contrary, the Company may enforce its rights under any agreement with any Member without such Member's consent and without the approval of the members of the Management Committee appointed by such Member.

     (e) Deadlock. In the event that a decision cannot be reached within the Management Committee because of deadlock, the principal executive officers of each Member, or their designees, shall use reasonable efforts to resolve the dispute in good faith.

     SECTION 6.03. Employees; Officers.

     (a) General.

          (i) The Management Committee shall retain and employ officers, including a President, and such other officers as shall be deemed necessary or advisable to operate the Company.

          (ii) The President shall appoint the key personnel of the Company other than the President, subject, in each case, to the approval by the Management Committee. The officers of the Company shall be subject to removal with or without cause by the Management Committee subject to the terms of any agreements between the Company and the employee.

          (iii) All officers of the Company (other than the President) shall (A) report to the President or another officer designated by the President and
     (B) attend meetings of the Management Committee as requested.

     (b) The President shall be the most senior officer of the Company and shall be responsible for the day-to-day operation of the Company, subject to the control of the Management Committee, and he or she shall report to the Management Committee.

     (c) All employees and officers of the Company, other than the President, shall be "at will" unless otherwise determined by the Management Committee.

     SECTION 6.04. Annual Business Plan and Budget.

     (a) Not later than two (2) months before the end of each fiscal year of the Company, the President shall prepare and recommend to the Management Committee an annual business plan and budget, which shall include, among other things, performance milestones for such fiscal year (each, an "Annual Business Plan") for the next succeeding fiscal year. The members of the Management Committee shall review each proposed Annual Business Plan in a reasonable and expeditious manner.

     (b) The Initial Business Plan shall be formally ratified and adopted by the Management Committee at its first meeting.

     (c) The President shall be deemed authorized, without further approval of the Management Committee, to conduct the operations and Business of the Company during any fiscal year, and to pay the expenses thereof out of Company funds, in accordance with the then current Annual Business Plan, provided, however, that the Management Committee shall approve capital expenditures in excess of $25,000 if not included in the current Annual Business Plan and in excess of $100,000 if included in the current Annual Business Plan.

     (d) In the event the Management Committee is unable to agree on an Annual Business Plan by September 30 of any given year, or such later date as the Management Committee may designate, the principal executive officers of each Member, or their designees, shall use reasonable efforts to resolve the dispute in good faith; provided, however, that the President shall remain authorized to conduct the Business and operations of the Company as aforesaid during the resolution process. During such time a such dispute shall continue, the business and operations of the Company, and the contributions required by Section 3.01(b)(ii) and Section 3.04(a), shall be carried out to the extent feasible in conformity with the Initial Business Plan and prior mutually agreed Annual Business Plans.

     SECTION 6.05. Members' Consents or Approvals.

     (a) Each Member shall designate one or more individuals who shall be authorized to act on behalf of such Member in connection with consents or approvals necessary or appropriate pursuant to the terms of this Agreement; provided, however, that all such acts on behalf of a Member shall be in writing. Members may change such designees by notifying the Company and each of the other Members in writing.

     (b) Each Member hereby agrees to give any consent or approval required pursuant to the terms of this Agreement, or to indicate that such consent or approval shall not be given, within 30 days of written request by the other Member or Members or by the Company.

     SECTION 6.06. Major Actions

     (a) The Management Committee shall not, without the unanimous affirmative vote of the Management Committee:

          (i) undertake the acquisition of a controlling interest in any other Person;

          (ii) undertake any merger, consolidation, joint venture or sale of assets with or to any other Person,

          (iii) issue or transfer additional Shares to any other Person;

          (iv) dissolve or liquidate the Company (other than pursuant to Section
     8.01 or Section 8.02);

          (v) undertake any significant change in the Company's Business activities, including but not limited to EC Products and the license of new products;

          (vi) enter into an agreement with a Member; or

          (vi) transfer or license any technology or intellectual property rights; provided, however, that a Member may withhold its approval of such transfer or license based solely on its own interests, but its approval shall not be unreasonably withheld.

     (b) The Company shall take any action necessary or appropriate to carry out the purposes of this Section 6.06.


                                  ARTICLE VII

                               Books and Records

     SECTION 7.01. Books and Records. The Management Committee shall keep or cause to be kept complete and accurate books of account and records with respect to the Company's business. The books of the Company shall at all times be maintained by the Management Committee. Each Member and its duly authorized representatives shall have the right to examine and copy the Company's books, records and documents during normal business hours. The Company's books of account shall be kept in accordance with generally accepted accounting principles, consistently applied. The Company's independent auditors shall be an independent public accounting firm, which shall not be the accounting firm for either Initial Member, that is selected by the Management Committee.

     SECTION 7.02. Reports to Members.

     (a) Within 60 days after the end of each of the first three fiscal quarters of each year, the Company shall prepare and mail to the Members an unaudited report setting forth: (i) a balance sheet of the Company as of the end of such fiscal quarter and (ii) an income statement of the Company for such fiscal quarter, comparing actual results to the budget for such period.

     (b) The Company shall use diligent efforts to prepare (or cause to be prepared) and mail to the Members, within 60 days after the end of each fiscal year, a report setting forth: (i) a balance sheet of the Company as of the end of such fiscal year, (ii) an income statement of the Company for such fiscal year, and (iii) a statement of such Member's Capital Account as of the end of such fiscal year. After the end of the second fiscal year of the Company, at the request of either Initial Member, such report shall be audited.

     (c) The Company shall use reasonable efforts to prepare or cause the Company's independent accountants to prepare and transmit to each Member within 90 days following each calendar year a U.S. federal income tax schedule and such other tax information as may be reasonably necessary to enable such Member to prepare its U.S. federal, state and local income tax returns as they relate to the Company for such fiscal year. The Company shall provide estimates of the Company's taxable income as may be reasonably requested by any Member in writing from time to time.

                                  ARTICLE VIII

         Withdrawal of Initial Members; Transfers; Participation Rights



     SECTION 8.01. Withdrawal in First Five Years.

     (a) Neither Initial Member may voluntarily withdraw from the Company prior to the fifth (5th) anniversary of the Closing Date, except as provided in
Section 8.01(b).

     (b) If during the first five years of this Agreement:

     (W) either Initial Member becomes owned or controlled by an entity which either directly or through an Affiliate or joint venture competes with the Company, then the Initial Member not undergoing such change of control may,

     (X) either Initial Member becomes insolvent or suspends its usual business, or enters into an agreement with its creditors to reduce its obligations to them or to defer their fulfillment, or makes a general assignment for the benefit of its creditors, or commences any proceeding relating to it under any Chapter of Title 11 of the United States Code, or seeks any other form of relief from its creditors or from a court or governmental agency pursuant to any law, statute or procedure of any jurisdiction for the relief of financially distressed debtors, or a debtor relief procedure shall be commenced against such Initial Member, then the other Initial Member may,

     (Y) the Company fails to achieve any Exit Milestone, then either Initial Member may, or

     (Z) Donnelly shall be permitted to treat Schott's withdrawal from the DC Project or termination of its Automotive Glazing Business as an Exit Milestone pursuant to Section 3.2(b)(iv)(A) of the Donnelly License Agreement, then Donnelly may:

          (i) Give notice of its intention to withdraw from the Company, in which case the other Initial Member may, at its option, within 60 days of the receipt of such notice:

               (a) agree to purchase the withdrawing Initial Member's Interest for Agreed Fair Market Value, determined at the time of withdrawal, but payable on December 31, 2005, without interest, or

               (b) not agree to acquire the withdrawing Initial Member's Interest, but provide all additional funding required by the Company under the Initial Business Plan and/or the then-current Annual Business Plan, in which case the Initial Member providing such additional  funding  shall  be  entitled  to  an  adjusted  Membership
          Percentage,   which  shall  be   determined  by  dividing  the  amount
          contributed by the sum of the value of the Company prior to the contribution plus the amount of the contribution, or

               (c) withdraw, in which case the Company shall be liquidated, in the manner provided herein; or

          (ii) Remain as an Initial Member of the Company but provide notice to the other Initial Member that it will not make any pro rata capital contributions, in which case the other Initial Member may provide the required cash flow by loan or capital contribution to the Company. If funds are provided to the Company as a capital contribution, the contributing Initial Member shall be entitled to an adjusted Membership Percentage, which shall be determined by dividing the amount contributed by the sum of the value of the Company prior to the contribution plus the amount of the contribution.

     (c) If prior to the fifth anniversary of the Closing either Initial Member fails to make contributions required in Article III for ninety (90) days after notice that such contributions are due, that Initial Member's Interest shall be deemed to be forfeited unless (i) the Company's deficit cash flow exceeds the deficit cash flow in the Initial Business Plan by the following respective percentages for two consecutive years:

            Fiscal Year             Percentage of
                                   "Free Cash Flow"
               1999                     60.0%

               2000                     60.0%

               2001                     67.5%

               2002                     75.0%

               2003                     75.0%

      or (ii) the Company has failed to achieve an Exit Milestone.

     (d) As used in this Agreement, "Exit Milestone" shall mean any of the milestones described below:

          (i) With respect to Skylights:

           Fiscal Year Ending                 Company's
             September 30                 Cumulative Total
                                        Sales Through Fiscal
                                          Year Less Than
                 2000                       4,000 units

                 2001                      11,500 units

                 2002                      23,000 units

                 2003                      41,000 units

          (ii) With respect to Sun Roofs:

  Milestone Date               Milestone Not Achieved
June 1, 2001       System  design  developed;  positive  customer  feedback  and acceptance.

January 1, 2002    All specifications defined with lead customer and feasibility
                   proven;   partner/lead  customer  for  Sunroofs  defined  and
                   contractual agreements finalized.

April 1, 2002      Evaluation samples delivered to customer.

June 1, 2003       Start of production of Sunroofs.

June 1, 2004       Cumulative 5,000 units sold since start of production.

     SECTION 8.02. Withdrawal After Five Years.

     (a) Either Initial Member may voluntarily withdraw subsequent to the fifth anniversary of the Closing Date, and shall be deemed voluntarily to have withdrawn if that Initial Member (X) had a change of control under which it becomes owned or controlled by an entity which either directly or through an Affiliate or joint venture competes with the Company or (Y) becomes insolvent or suspends its usual business, or enters into an agreement with its creditors to reduce its obligations to them or to defer their fulfillment, or makes a general assignment for the benefit of its creditors, or commences any proceeding relating to it under any Chapter of Title 11 of the United States Code, or seeks any other form of relief from its creditors or from a court or governmental agency pursuant to any law, statute or procedure of any jurisdiction for the relief of financially distressed debtors, or a debtor relief procedure shall be commenced against such Initial Member. Before any Transfer of its Interest to third party, a

Withdrawing Member shall first offer its Interest to the remaining Initial Member ("Remaining Member").

     (b) An Initial Member shall have been deemed to give a notice of withdrawal in the event it remains in material default of any of its obligations under this Agreement for sixty (60) days after notice.

     (c) A withdrawing Initial Member under paragraphs 8.02(a) or (b) shall, within sixty (60) days after such withdrawal, specify a price at which it would be willing to sell its Interest to the Remaining Member or purchase the Remaining Member's Interest.

     (d) If an Initial Member gives notice that it wishes to withdraw from the Company or desires to Transfer its Interest to a bona fide third-party Transferee (a "Withdrawing Member") the Remaining Member may, at its option:

          (i) cause the Company to be dissolved, as provided herein; provided, however, that if the Company is dissolved pursuant to this subsection
     (d)(i), neither Initial Member shall be permitted to purchase any business or any material assets of the Company without the consent of the other Initial Member; or

          (ii) purchase the Withdrawing Member's Interest, at its option, at (A) 85% of the price specified by the Withdrawing Member under paragraph 8.02(c), (B) 85% of the Agreed Fair Market Value of the Withdrawing Member's Interest, (C) 85% of the price that a bona fide third party is willing to pay for such Interest in an arm's length transaction with the Withdrawing Member or (D) 85% of the price stated by the Withdrawing Member in its notice under Section 8.05(a)(ii); provided, however, that a Withdrawing Member shall have the right to withdraw its offer to sell its Interest at the price stated in its notice under Section 8.05(a)(ii) if the Agreed Fair Market Value of such Interest is subsequently appraised and determined to be lower than such stated price. If the Remaining Member purchases a Withdrawing Member's Interest, as provided in this Section 8.02, the Remaining Member shall pay 25% of the total purchase price at the time of the closing of such purchase from the Withdrawing Member and 25% of the total purchase price on each of the first, second and third anniversaries of such closing, together with interest thereon, at an annual interest rate equal to the Withdrawing Member's then-current cost of funds or

          (iii) not purchase the Withdrawing Member's Interest, but provide all additional funding required by the Company under the Initial Business Plan and/or the then-current Annual Business Plan, in which case the Initial Member providing such additional funding shall be entitled to an adjusted Membership Percentage, which shall be determined by dividing the amount contributed by the Agreed Fair Market Value of the Company prior to the contribution plus the amount of the contribution.

     SECTION 8.03. Admission of Substitute or Additional Members.

     (a) No substitute or additional Member shall be admitted to the Company without the prior written approval of each of the other Members. Each substitute or additional Member shall agree to become a party to this Agreement, which shall be appropriately amended to reflect to admission of such substitute or additional Member.

     (b) The Initial Members acknowledge and agree that if any substitute or Members are admitted to the Company this Article VIII shall be amended to provide for mutually acceptable withdrawal provisions binding on all Members, effective as of the date on which additional or substitute Members are admitted.

     SECTION 8.04. Restrictions on Transfer.

     (a) All Transfers of Interests shall be effected by a Transfer of the Shares evidencing such Interests. The Transferring Member shall provide written notice of such Transfer to the Company.

     (b) No Member shall Transfer its Shares in the Company except for:

          (i) Transfers in accordance with Section 8.03, Section 8.04 or Section 8.05; or

          (ii) Transfers from a Member to such transferring Member's Affiliate.

     Any purported Transfer of all or any part of any Interest in the Company in violation of this Section 8.04(b) shall be null and void ab initio and of no force or effect.

     (c) The Interest of a Member in the Company may be Transferred, only in whole and not in part (except to an Affiliate of such Member) by a sale or exchange of such Shares representing a Member's entire Interest in the Company following the fifth anniversary of the date hereof. A Member may Transfer its Shares only pursuant to a sale after such Member has fully complied with the provisions of this Section 8.04 with respect to such sale. Regardless of whether a Transfer of Shares in the Company is permitted hereunder, such Transfer shall not release the transferor from any liability under this Agreement, whether arising before or after such Transfer, unless and until the transferee is admitted as a Member of the Company in accordance with Section 8.03.

     (d) In no event shall any Member transfer its Interest to Gentex Corporation (or any of its Affiliates), without the prior written approval of Donnelly, or to Corning Inc. (or any of its Affiliates) or to Denton Corporation (or any of its Affiliates) without the prior written approval of Schott.

     SECTION 8.05. Right of First Refusal; Right of First Offer .

     (a) If a Withdrawing Member has received an unsolicited offer for the purchase of all of its Interest from a bona fide third party and determines to entertain such offer, or wishes to seek a third-party purchaser of its Interest, then such Withdrawing Member shall notify the Remaining Member of either (i) that an unsolicited offer has been received from a bona fide third party for the purchase of the Withdrawing Member's Interest, which the Withdrawing Member is considering accepting or (ii) tha it wishes to sell its Interest. The notice shall state the price, terms and conditions of payment and the identity of the bona fide third party, or if there is at that time no prospective bona fide third party, the price at which such Withdrawing Member would be willing to sell its Interest to a bona fide third party purchaser.

     (b) Subject to Section 8.02(d), the Remaining Member shall have sixty (60) days in which to offer to purchase from the Withdrawing Member all, but not less than all, of its Interest at the purchase price described in Section
8.02(d)(ii). If the Remaining Member decides not to purchase the Withdrawing Member's Interest, or if the Remaining Member fails to notify the Withdrawing Member in writing of its intentions within sixty (60) days of the notice from the Withdrawing Member, then, subject to the other terms and conditions of this Agreement, the Withdrawing Member may sell all, but not less than all, of its Interest to any bona fide third party for a price and on the terms and conditions no less favorable than the price set forth in the notice during a period which is one hundred eighty (180) days if no filing is required under the Hart Scott Rodino Antitrust Act ("HSR") or similar antitrust provisions in applicable foreign countries or the European Union or if such a filing is required, the shorter of two hundred forty (240) days or sixty (60) days after the expiration of early termination of the HRS pre-merger notification period and such other similar period(s) for other applicable statutes, provided the Withdrawing Member sends a written notice to the Remaining Member stating the name of the purchaser and the price and the terms of the transactions at least sixty (60) days prior to closing and provided further that the Purchaser agrees to be bound by all of the terms and conditions of this Agreement.

     (c) The closing of any purchase by one Initial Member of another Initial Member's Interest under this Section 8.05 shall occur within ninety (90) days after written notice to the Withdrawing Member of the Remaining Member's election to purchase if no filing is required under the HSR Act or other similar applicable statutes, or if such a filing is required, the shorter of two hundred forty (240) days or thirty (30) days after the expiration or early termination of the HSR pre-merger notification period and similar provisions of other applicable statutes.

     (d) Notwithstanding the foregoing, in the event that a Withdrawing Party finds a third party willing to purchase its Interest, the Remaining Party shall have the right to demand that such third-party purchaser also offer to purchase the Remaining Party's Interest at the same price and on the same terms so that 100% of the Interests shall be offered for sale to such third person.


                                   ARTICLE IX

                         Exculpation and Indemnification

     SECTION 9.01. Exculpation and Indemnification.

     (a) No Member shall be liable to the Company or to any other Member for any Losses arising from, relating to, or in connection with, this Agreement or the business or affairs of the Company, except (i) for any Losses as are determined by final arbitral decision to have resulted from such Member's gross negligence, willful misconduct or from the failure by such Member to make a capital contribution required to be made by it pursuant to Article III or (ii) pursuant to Section 9.02.

     (b) The Company shall, to the fullest extent permitted by applicable law, indemnify and hold harmless each Member against any and all Losses to which such Member may become subject in connection with any matter arising from, relating to, or in connection with actions taken or services performed pursuant to this Agreement or at the request of the Company, except (i) for any Losses as are determined by final arbitral decision or final judgment of a court of competent jurisdiction, as applicable, t have resulted from such Member's gross negligence, willful misconduct or from the failure by such Member to make a capital contribution required to be made by it pursuant to Article III or (ii) pursuant to Section 9.02.

     (c) Donnelly shall indemnify and hold Schott and the Company, and its managers, officers, employees and agents (each, an "Indemnitee") harmless from any and all Losses, that any Indemnitee may suffer or incur as a result of or relating to any liability, obligation, contract or commitment (whether known or unknown, contingent or fixed), arising out of the ownership or operation of the ATC Assets or the ATC facility in Tucson, except as otherwise provided in the Joint Venture Agreement, on or prio to the Closing Date.

     (d) The foregoing provisions of this Section shall survive any termination of this Agreement.

     SECTION 9.02. Indemnification by Initial Members.

     (a) Indemnification by Schott. Schott shall indemnify and hold Donnelly, its Affiliates and their respective directors, officers, managers, employees and agents (collectively, the "Donnelly Indemnitees") and the Company harmless from any and all Losses that any Donnelly Indemnitee or the Company may suffer or incur as a result of or relating to Schott's breach of any covenant or agreement made pursuant to this Agreement.

     (b) Indemnification by Donnelly. Donnelly shall indemnify and hold Schott, its Affiliates and their respective directors, officers, managers, employees and agents (collectively, the "Schott Indemnitees") and the Company harmless from any and all Losses, that any Schott Indemnitee may suffer or incur as a result of or relating to Donnelly's breach of any covenant or agreement made pursuant to this Agreement.

     (c)  Notice.  Any party  entitled  to  receive  indemnification  under this
Section 9.02 (the "Indemnified Party") agrees to give prompt written notice (a "Claim Notice") to the party or parties required to provide such indemnification (the "Indemnifying Parties") upon the occurrence of any indemnifiable Loss or the assertion of any claim or the commencement of any action or proceeding in respect of which such a Loss may reasonably be expected to occur (such a claim, action or proceeding being referre to as a "Claim"), but the Indemnified Party's failure to give such notice shall not affect the obligations of the Indemnifying Party under this Section 9.02 except to the extent that the Indemnifying Party is prejudiced thereby. Such written notice shall include a description of the event or events forming the basis of such Loss or Claim and the amount involved, unless such amount is uncertain or contingent, in which event the Indemnified Party shall give a later additional written notice when the amount becomes fixed or reasonably determinable.

     (d) Defense of Claims. The Indemnifying Party may elect to assume and control the defense of any Claim, including the employment of counsel reasonably satisfactory to the Indemnified Party and the payment of expenses related thereto, if (i) the Indemnifying Party acknowledges its obligation to indemnify the Indemnified Party for any Losses resulting from such Claim and provides reasonable evidence to the Indemnified Party of its financial ability to satisfy such obligation, and (ii) the Claim does not seek to impose any material liability or obligation on the Indemnified Party other than for money damages. If such conditions are satisfied and the Indemnifying Party elects to assume and control the defense of a Claim, then (x) the Indemnifying Party shall not be liable for any settlement of such Claim effected without its consent, which consent shall not be unreasonably withheld; (y) the Indemnifying Party may not settle such Claim without the consent of the Indemnified Party (not to be unreasonably withheld) unless such settlement includes a full and unconditional release of the Indemnified Party; and (z) the Indemnified Party may employ separate counsel and participate in the defense thereof, but the Indemnified Party shall be responsible for the fees and expenses of such counsel unless (1) the Indemnifying Party has failed to assume the defense of such Claim or to employ counsel with respect thereto or (2) a conflict of interest exists between the interests of the Indemnified Party an the Indemnifying Party that requires representation by separate counsel, in which case the fees and expenses of such separate counsel shall be paid by the Indemnifying Party. If such conditions are not satisfied, the Indemnified Party may assume and control the defense of the Claim at the expense of the Indemnifying Party; provided, however, that the Indemnified Party may not settle any such Claim without the consent of the Indemnifying Party (not to be unreasonably withheld) unless such settlement includes a full and unconditional release of the Indemnifying Party; and, provided further, that the Indemnifying Party is given a reasonable opportunity to participate in such defense (at the Indemnifying Party's expense).

     (e) The foregoing provisions of this Section 9.02 shall survive any termination of this Agreement.

     SECTION 9.03. Liability of the Members. Except as otherwise expressly provided in the Act, the debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and no Member shall be obligated personally for any such debt, obligation or liability of the Company solely by reason of being a Member. Except as otherwise expressly provided in the Act, the liability of each Member for capital contributions shall be limited to the amount of capital contributions required to be made by such Member in accordance with the provisions of this Agreement, but only when and to the extent the same shall become due pursuant to the provisions of this Agreement. In no event shall any Member enter into any agreement or instrument that would create or purport to create personal liability on the part of any other Member for any debts, obligations or liabilities of the Company without the prior written consen of such other Member.

                                   ARTICLE X

                      Dissolution, Liquidation and Transfer

     SECTION 10.01. Dissolution. The Company shall be dissolved and its affairs shall be wound up:

     (a) upon the bankruptcy or dissolution of any Member, unless within 90 days of such event either Initial Member or a majority of the Members holding a majority of the remaining Membership Interests determines to continue the business of the Company;

     (b) upon the vote of all the Members to dissolve the Company; or

     (c) upon the  liquidation  of the Company  pursuant  to Section  8.01(b) or
Section 8.02(d).

     SECTION 10.02. Liquidation.

     (a) Upon a dissolution pursuant to Section 10.01, the Company's business and assets shall be liquidated in a prompt and orderly manner. The Management Committee shall act as the liquidator to wind up the affairs of the Company pursuant to this Agreement. If there shall be no Management Committee, the remaining Member or Members may approve one or more liquidators to act as the liquidator in carrying out such liquidation. In performing its duties, the liquidator shall be authorized to sell, distribute, exchange or otherwise dispose of Company assets (except knowhow, patents and other intellectual property) in accordance with the Act in any reasonable manner that the liquidator shall determine to be in the best interest of the Members, provided that no business of the Company or material group of assets of the Company may be transferred to any Member without the approval of the other Members and no Member shall purchase such business or assets without such approval. Upon a dissolution of the Company and prior to making any distribution of property to Members in liquidation, the Company's assets shall be deemed to have been sold at their fair market values and the resulting deemed Net Profit or Net Loss shall be allocated to the Members' Capital Accounts in accordance with the provisions of Section 5.02.

     (b) The proceeds of the liquidation of the Company shall be distributed in the following order and priority:

          (i) first, to creditors of the Company that are not Members (or Affiliates of Members) in order of priority as provided by law in payment of unpaid liabilities of the Company to the extent required by law or under agreement with such creditors;

          (ii) second, to the setting of any reserves which the liquidator reasonably deems necessary for any anticipated, contingent or unforeseen liabilities or obligations of the Company arising out of or in connection with the conduct of the Company's business, provided that at the expiration of such period the balance thereof shall be distributed in accordance with the balance of this Section 10.02(b);

          (iii) third, to any Member (or Affiliate of a Member) for any other loans or debts owing to such Member (or Affiliate) by the Company (including reimbursement of costs or expenses incurred on behalf of the Company in accordance with the terms hereof); and

          (iv) fourth, the balance, if any, pro rata to each Member in accordance with its Membership Percentage.

     SECTION 10.03. Claims of Members. The Members shall look solely to the Company's assets for the return of their capital contributions and for any amount payable pursuant to Section 10.02, and if the assets of the Company remaining after payment of or reasonable provision for the payment of all liabilities of the Company are insufficient to return such capital contributions, the Member shall have no recourse against the Company.

     SECTION 10.04. Intellectual Property.

     (a) To the extent permitted by applicable law, the assets sold or distributed in any liquidation shall exclude any technology, knowhow, patents or other intellectual property of the Company, or technology licenses granted to the Company by either Schott or Donnelly.

     (b) If Schott and Donnelly are both still Members of the Company upon the liquidation of the Company under this Article X, to the extent permitted by applicable law, Schott and Donnelly shall own jointly, or each of Schott and Donnelly shall receive a non-exclusive, paid-up, royalty-free license to, all intellectual property developed by the Company as of the date of such liquidation. Schott shall be permitted to license or sublicense such intellectual property to third parties but shall be required to remit half of the royalty for any such license or licenses to Donnelly. Donnelly shall be permitted to license or sublicense such intellectual property to third parties but shall be required to remit half of the royalty for any such license or licenses to Schott. Schott shall not use, and neither Initial Member shall license or sublicense (except to their respective Affiliates) such intellectual property for the manufacture or sale of automotive mirrors or automotive rear vision systems or their components.

     (c) Notwithstanding any other provision of this Article X, to the extent permitted by applicable law, any Background Technology belonging to either Schott or Donnelly shall revert to that Member upon liquidation of the Company, and any licenses of such Background Technology to the Company shall terminate upon liquidation. Each of Schott and Donnelly shall, effective as of the date of such liquidation, grant the other a license (with no right to sublicense) to the Background Technology and to Donnelly Licensed Patents and Schott Licensed Patents that it then owns, in each case, only to the extent necessary or convenient to permit the other Member to use the intellectual property developed by the Company. The terms of such licenses shall be reasonable and customary for similar licenses with respect to similar intellectual property.

     (d) If the Company is liquidated prior to the completion of the Ramp-Up Period, Donnelly shall be required to grant a license to Schott for all of Donnelly's Background Technology and Donnelly's Licensed Patents, as provided in
Section 10.04(c), and Schott shall be entitled to any interest in the intellectual property developed by the Company, only if Schott pays to Donnelly one half of the difference between $9,500,000 and the aggregate amount contributed to the Company by Schott pursuant to Section 3.04(a) as of the date of liquidation of the Company.

                                   ARTICLE XI

                                  Miscellaneous

     SECTION 11.01. Amendments. This Agreement and the Certificate of Formation may be amended, supplemented or otherwise modified only by written instrument executed by each Member.

     SECTION 11.02. Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered (i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

          (a) If to Schott:

                           Schott Corporation
                           Schott North America Manufacturing, Inc.
                           3 Odell Plaza
                           Yonkers, New York 10701
                           Attention:  Manfred Jaeckel
                           Facsimile:  (914) 968-8585

     with a required copy to:

                           Schott Glas
                           Legal Department
                           Hattenbergstrabe 10
                           P.O. Box 2480
                           D-55014 Mainz
                           Federal Republic of Germany
                           Attention: Dr. Wilhelm Niemeier
                           Facsimile: 011-49-61-31-66-2098

     and a required copy to:

                           Rogers & Wells LLP
                           200 Park Avenue
                           New York, New York 10166
                           Attention: Richard T. McDermott
                           Facsimile: (212) 878-8375.

          (b) If to Donnelly:

                           Donnelly Corporation
                           49 West Third Street
                           Holland, Michigan 49423
                           Attention: Niall Lynam
                           Facsimile: (616) 786-5185,

         With a required copy to:

                           Varnum, Riddering, Howlett & Schmidt LLP
                           Bridgewater Place
                           333 Bridge Street, N.W., P.O. Box 352
                           Grand Rapids, Michigan 49504
                           Attention: Daniel Molhoek
                           Facsimile: (616) 336-7000.

     SECTION 11.03. Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become effective when one or more such counterparts have been signed by each of the parties and delivered to each of the other parties.

     SECTION 11.04. No Third-Party Beneficiaries. Except as provided in Article XI this Agreement is for the sole benefit of the parties hereto and their permitted assigns and nothing herein expressed or implied shall give or be construed to give to any Person, other than the parties hereto and such assigns, any legal or equitable rights hereunder.

     SECTION 11.05. Governing Law. The terms and conditions of this Agreement shall be interpreted in accordance with and governed by the laws of the State of New York and of the United States of America, without giving effect to the doctrine of conflict or laws.

     SECTION  11.06.  Publicity.  No  advertisement,   press  release  or  other
publicity concerning this Agreement or the transactions contemplated by this Agreement shall be made or disseminated without the consent of the Members.

     SECTION 11.07. Dispute Resolution. Any dispute, controversy or claim (hereinafter "Dispute") between the Members of any kind or nature whatsoever, arising under or related to this Agreement, whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute (excluding business decisions to be voted on by Members or members of the Management Committee) arises among the Members under or relating to this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one Member to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any Member from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission, except the decision shall be rendered by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Western District of Michigan or the Chief Judge of the United States District Court for the Southern District of New York to appoint an arbitrator. If he or she will not, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted in English on an expedited schedule, and all proceedings shall be confidential. Any Member may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the Members), between the prevailing and non-prevailing Member as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the Members hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at New York, New York, or Grand Rapids, Michigan, at the election of the Member not giving the Arbitration Notice. The

Members shall be entitled to call witnesses, cross examine the other Member's witnesses, and to file legal briefs. The arbitrator shall be bound by the express intentions of the Members as set forth herein and shall render his or her decision in writing based on this Agreement and the facts as proven at the arbitration hearing.

     SECTION 11.08. Headings. The headings contained in this Agreement, in any Exhibit or Schedule hereto and in the table of contents to this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.


     SECTION 11.09. Survival. The covenants contained in this Agreement which, by their terms, require their performance after the expiration or termination of this Agreement shall be enforceable notwithstanding the expiration or other termination of this Agreement.


     SECTION 11.10. No Waiver. The failure of any Member to insist in any one or more instances upon the strict performance of any one or more of the agreements, terms, covenants, conditions or obligations of this Agreement, or to exercise any right, remedy or election herein contained, shall not be construed as a waiver or relinquishment for the future of the performance of any one or more of said obligations of this Agreement or of the right to exercise such election, but the same shall continue in full force and effect with respect to any subsequent breach, act or omission, whether of a similar nature or otherwise.

     SECTION 11.11. Entire Agreement. This Agreement and the Definitive Documents, along with the Schedules and Exhibits hereto and thereto, contain the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings relating to such subject matter. Neither party shall be liable or bound to any other party in any manner by any representations, warranties or covenants relating to such subject matter excep as specifically set forth herein.

     SECTION 11.12. Further Assurances. Each party hereto shall execute and deliver all such other and additional instruments and documents and do all such other acts and things as may be necessary more fully to effectuate the terms of this Agreement.

     IN WITNESS WHEREOF, the undersigned have duly executed this Agreement as of the date first above written.


                                        SCHOTT NORTH AMERICA MANUFACTURING, INC.
                                        by


                                        /s/ Guy Pierre De Conincx
                                        Name: Guy Pierre De Conincx
                                        Title:



                                        DONNELLY CORPORATION
                                        by


                                        /s/ Scott E. Reed
                                        Name: Scott E. Reed
                                        Title: Sr VP & CFO

          EXHIBIT A - INITIAL CAPITAL CONTRIBUTIONS OF INITIAL MEMBERS

Member                               Initial Capital Contributions              No. of Shares    Membership Percentage
Schott                Commitment for $9.5 million expenditure, pursuant             1,000                50%
                      to Section 3.01(b) and Section 3.04(a).
                      Contribution of license or licenses pursuant to
                      Section 3.01(b) and Schott License Agreement
Donnelly              Contribution of ATC Assets, pursuant to                       1,000                50%
                      Section 3.01(c).
                      Contribution of license pursuant to Section 3.01(c)
                      and Donnelly License Agreement.

                                    Exhibit B

        EXHIBIT B - INITIAL MANAGEMENT COMMITTEE, PRESIDENT AND CHAIRMAN

Schott Appointees to Management Committee:

         1.  Guy De Coninck
         2.  Dr. Roland Langfeld


Donnelly Appointees to Management Committee:

         1.  Scott Reed
         2.  Dr. Niall Lynam


Initial President: Stefan Hansen


Initial Chairman of the Management Committee:  Niall Lynam

EXHIBIT 10.30

                       SCHOTT TECHNOLOGY LICENSE AGREEMENT

     THIS TECHNOLOGY LICENSE AGREEMENT (this "Agreement"), dated and effective as of as of the 5th day of April, 1999 (the "Effective Date"), by and among DONNELLY CORPORATION, a Michigan corporation with its principal offices at 49 W. Third Street, Holland, Michigan 49423 ("Donnelly"), SCHOTT GLAS, a German entity organized under the German civil code ("Schott Glas"), SCHOTT CORPORATION, a Maryland corporation with its principal offices at 3 Odell Plaza, Yonkers, New York 10701-1405 ("Schott Corporation"), and SCHOTT NORTH AMERICA MANUFACTURING, INC., a Maryland Corporation with its principal offices at 3 Odell Plaza, Yonkers, New York 10701-1405 ("Schott North America") (Schott Glas, Schott Corporation and Schott North America are sometimes referred to collectively as "Schott"), and SCHOTT-DONNELLY LLC SMART GLASS SOLUTIONS, a Delaware limited liability company (the "Company").

                                    RECITALS:

     WHEREAS, Donnelly, Schott Glas, Schott Corporation and Schott North America have executed a Joint Venture Agreement, dated April 5, 1999, creating a joint venture among the parties thereto;

     WHEREAS, Schott North America and Donnelly, as the members of the Company, have executed a Limited Liability Company Agreement, dated as of April 5, 1999 (the "LLC Agreement") on the Closing Date;

     WHEREAS, Schott is the owner of certain intellectual property rights principally covering and/or principally used in the manufacture of EC Products;

     WHEREAS, the parties desire to enter into this Agreement to provide certain rights for the Company to license certain specified intellectual property rights from Schott; and

     WHEREAS, the Company may develop Improvements to the intellectual property rights licensed from Schott and may develop other intellectual property rights and the parties desire to enter into this Agreement to provide certain rights for Schott to license such Improvements from the Company;

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    ARTICLE 1
                                  DEFINITIONS

     Capitalized terms used but not defined herein shall have the meaning ascribed to them in the Joint Venture Agreement or the LLC Agreement, as the case may be.

     1.1 "Improvement" shall mean (i) any development or alteration, modification or enhancement to Technology or Intellectual Property Rights, whether patentable or not, which improves the effectiveness, efficiency, performance or other attribute of, or otherwise relates to, Technology or Intellectual Property Rights, or any element thereof, or (ii) any new product or material which performs substantially the same function as Technology or Intellectual Property Rights, whether patentable or not, but does so through a different method or process.

     1.2 "Intellectual Property Rights" shall mean United States, international and foreign patents and patent applications (including United States provisional applications and all PCT patent applications), any and all patents issuing therefrom or otherwise corresponding thereto, and all divisions, continuations, continuations-in-part, reissues, restorations, reexamination certificates and extensions thereof, describing and/or claiming Technology, and all mask works, industrial design registrations and applications for such registrations, and all other proprietary rights covering or otherwise related to Technology and/or processes for manufacture and/or use of EC Products embodying Technology arising prior to or during the term of this Agreement. Schott's Intellectual Property Rights existing on the date hereof are set forth on Schedule A.

     1.3 "Licensed Product" shall mean an EC Product licensed hereunder that could not be manufactured and sold by a Licensee without infringing Schott's Intellectual Property Rights or using Schott's Technology.

     1.4 "Licensee" shall mean the Person licensed hereunder in the field of the applicable EC Product.

     1.5 "Licensor" shall mean the Company and/or Schott, as the case may be, whichever is licensing in the field of the applicable EC Product.

     1.6  "Substantial  Notice" shall have the meaning  ascribed to such term in
Section 7.2(c).

     1.7 "Technology" shall mean technological developments principally covering or principally used in the manufacture of EC Products, including, but not be limited to, the technology described on Schedule B hereto, ideas, concepts, inventions, processes, principles of operation, formulae, patterns, drawings, prints, proposals, devices, software, compilations of related information, records, specifications, trade secrets and the knowhow, arising before or during the term of this Agreement.

                                    ARTICLE 2
                                 LICENSE GRANTS

     2.1 License Grants to the Company. Schott hereby grants unto the Company a worldwide, exclusive (except as provided in this Section 2.1 and Section 2.2) license of Schott's Technology and Intellectual Property Rights to make, have made, use, offer to sell and sell EC Products; provided, however, that Schott reserves the exclusive right to utilize Schott's Technology and Intellectual Property Rights with respect to (a) Automotive Glazing products unless and until Schott makes an Automotive Glazing Business Offer and the Company accepts such offer, as provided in Section 4.05 or Section 4.06 of the Joint Venture Agreement, (b) New Products developed by Schott independent of the Company in compliance with Section 4.09(c) or Section 4.09(d) of the Joint Venture Agreement, and (c) all other products that are not EC Products; provided, however, that if Schott makes an Automotive Glazing Business Offer and the Company accepts such offer, as provided in Section 4.05 or Section 4.06 of the Joint Venture Agreement, the Company shall have an exclusive license to all Automotive Glazing products. The term of this license is described in Article 9 of this Agreement.

     2.2 Limitation on Company Exclusivity. The license granted in Section 2.1 shall be non-exclusive with respect to the following:

          (a) Architectural Glazing;

          (b) Skylights, if the Company determines to abandon the development, manufacture and sale of Skylights;

          (c) Sun Roofs, if the Company determines to abandon the development, manufacture and sale of Sun Roofs.

     2.3 Sublicenses by the Company. The Company may not sublicense Schott's Technology or Intellectual Property Rights without Schott's prior written consent, which consent shall not be unreasonably withheld; provided, however, that the Company shall have the right to sublicense Schott's Technology and Intellectual Property Rights to the Company's Affiliates. The parties acknowledge and agree that the Company shall have the right to grant such sublicenses as may be necessary or convenient to have Licensed Products made by third parties for sale by the Company and its Affiliates.

                                    ARTICLE 3
                                  IMPROVEMENTS

     3.1 Ownership and Licensing of Improvements. The Company shall own and shall have all rights, including Intellectual Property Rights, in and to all Improvements conceived and in the process of development by the Company's personnel or by third party personnel working on the Company's behalf. The
Company hereby grants and shall grant to Schott a royalty-free, paid-up, worldwide, non-exclusive license without the right to sublicense (other than to its Affiliates) to all Technology and Intellectual Property Rights of the Company and Improvements thereto, except in the fields of Automotive Glazing, and New Products manufactured and/or sold by Schott, as long as:

          (a) Schott (or any of its Affiliates) is a Member of the Company; or

          (b) the use, manufacture,  advertising or sale is of a non-EC Product;
     or

          (c) Schott (or any of its Affiliates) is paying a royalty to Donnelly (or any of its Affiliates).

If the conditions described in subsections (a), (b) or (c) above are not fulfilled, the license granted pursuant to this Section 3.1 shall not be royalty free, and Schott shall pay to the Company a reasonable royalty based on prevalent market conditions (to be negotiated by the parties) for any products manufactured and/or sold by Schott that would infringe a patent of the Company. If the parties cannot agree upon a royalty rate after good faith negotiations, a commercially reasonable royalty rate shall be determined by arbitration in the manner provided in Section 10.10.

The parties acknowledge and agree that Schott shall have the right to grant such sublicenses as may be necessary or convenient to have the products covered by this Section 3.1 made by third parties for sale by Schott. This Section 3.1 shall be subject to Section 3.3 of this Agreement.

     3.2 Improvements.

          (a) Schott hereby grants and shall grant to the Company licenses to all Improvements owned or developed by or licensed to Schott, on the same terms and conditions of the licenses granted hereunder with respect to Schott's Technology and Intellectual Property Rights; provided, however, that Schott shall not be required to license any of Schott's Improvements if it is precluded from doing so under any agreement with any Person. Should Schott North America (or an Affiliate of Schott North America) withdraw as a Member of the Company, all Improvements developed by Schott after the date of such withdrawal shall remain royalty free until the third anniversary of the date of such withdrawal, after which time the Company shall pay Schott a reasonable royalty based on prevalent market conditions (to be negotiated by the parties) for any products manufactured and/or sold by the Company that would infringe a patent of Schott covering such Improvements. If the parties cannot agree upon a royalty rate after good faith negotiations, a commercially reasonable royalty rate shall be determined by arbitration in the manner provided in Section 10.10.

          (b) Schott hereby represents, to the best of its knowledge, that as of the date hereof Schott is not a party to any agreement with any Person that would preclude Schott from licensing to the Company of Schott's Improvements to Schott's Technology or Intellectual Property Rights that are (i) owned by Schott, (ii) developed by Schott or (iii) licensed to Schott. Schott hereby agrees to undertake prior to the Closing Date a thorough and complete review of all agreements relating or pertaining to EC Products or Electrochromic Material to which Schott or any of its Affiliates is a party and, on a confidential basis, to notify Donnelly prior to the Closing Date in writing of any such agreements that would, or reasonably could be expected to, preclude Schott from licensing to the Company any of Schott's Improvements to Schott's Technology or Intellectual Property Rights that are (i) owned by Schott, (ii) developed by Schott or
     (iii) licensed to Schott, identifying the date, the parties thereto and the EC Product or Electrochromic Material that is subject thereto; provided, however, that Schott shall not be required to provide specific information about such agreement if Schott is precluded from doing so under any agreement with any party to such agreement.

          (c) Schott hereby agrees that as of the date hereof it shall not enter into any agreement with any Person that would preclude Schott from licensing to the Company any Improvements to

     Schott's Technology or Intellectual Property Rights that (i) are owned or at any time have been owned by Schott and (ii) are developed by Schott.

          (d) Schott hereby agrees to use its reasonable commercial efforts to obtain rights for the Company to any Improvements encompassed by any agreement between Schott and any Person covering the subject matter of Schott's Technology or Intellectual Property Rights.

          (e) Schott further agrees that prior to entering into any other agreement with any Person that would preclude Schott from licensing to the Company any of Schott's Improvements to Schott's Technology or Intellectual Property Rights, it shall, on a confidential basis, notify the Company of such prospective agreement and identify the parties thereto; provided, however, that Schott shall not be required to provide such notice if it is precluded from doing so under any agreement with any Person.

     3.3 License Grant.

          (a) The Company hereby grants and agrees to grant to Schott a worldwide, non-exclusive, royalty-free, paid-up license without the right to sublicense (other that to its Affiliates) to make, have made, use, offer to sell and sell New Products manufactured by Schott in compliance with
     Section 4.09 of the Joint Venture Agreement using the non-patented Technology of the Company and Improvements thereto.

          (b) If either Schott does not make an Automotive Glazing Business Offer to the Company, as provided in Section 4.05(a) of the Joint Venture Agreement, prior to September 1, 1999, or Schott makes an Automotive Glazing Business Offer, as provided in Section 4.05 or Section 4.06 of the Joint Venture Agreement, and the Company does not accept such offer, the Company hereby grants and agrees to grant to Schott a worldwide, exclusive, royalty-free, paid-up license without the right to sublicense (other that to Schott's Affiliates) to make, have made, use, offer to sell and sell Automotive Glazing products manufactured by Schott using the non-patented Technology of the Company and Improvements thereto; provided, however, that should Schott North America (or its Affiliate) withdraw as a Member of the Company, the license granted pursuant to this Section 3.3(b) shall become non-exclusive.

          (c) The Company hereby grants and agrees to grant to Schott a worldwide, non-exclusive license without the right to sublicense (other that to its Affiliates) to make, have made, use, offer to sell and sell New Products manufactured by Schott in compliance with Section 4.09 of the Joint Venture Agreement using the Intellectual Property Rights of the Company and Improvements thereto. In exchange for such license Schott, if it should stop paying to Donnelly a licensing fee for use of Donnelly's Intellectual Property Rights and Improvements thereto pursuant to the Donnelly Technology License Agreement, dated as of April 5, 1999, by and among Donnelly, Schott Glas, Schott Corporation, Schott North America and the Company (the "Donnelly License Agreement"), shall pay to the Company a reasonable royalty based on prevalent market conditions (to be negotiated by the parties) for any such New Products manufactured and/or sold by Schott that would infringe a patent of the Company. If the parties cannot agree upon a royalty rate after good faith negotiations, a commercially reasonable royalty rate shall be determined by arbitration in the manner provided in Section 10.10.

          (d) If either Schott does not make an Automotive Glazing Business Offer to the Company, as provided in Section 4.05(a) of the Joint Venture Agreement, prior to September 1, 1999, or Schott makes an Automotive Glazing Business Offer, as provided in Section 4.05 or Section 4.06 of the Joint Venture Agreement, and the Company does not accept such offer, the Company hereby grants and agrees to grant to Schott a worldwide, exclusive license without the right to sublicense (other that to Schott's Affiliates) to make, have made, use, offer to sell and sell Automotive Glazing products manufactured by Schott using the Intellectual Property Rights of the Company and Improvements thereto. In exchange for such license Schott, if it should stop paying to Donnelly a licensing fee for use of Donnelly's Intellectual Property Rights and Improvements thereto pursuant to the Donnelly License Agreement, shall pay to the Company a reasonable royalty based on prevalent market conditions (to be negotiated by the parties) for any such Automotive Glazing products manufactured and/or sold by Schott that would infringe a patent of the Company; provided, however, that should Schott North America (or its Affiliate) withdraw as a Member of the Company, the license granted pursuant to this Section 3.3(d) shall become non-exclusive. If the parties cannot agree upon a royalty rate after good faith negotiations, a commercially reasonable royalty rate shall be determined by arbitration in the manner provided in Section 10.10.

The parties acknowledge and agree that Schott shall have the right to grant such sublicenses as may be necessary or convenient to have the products covered by this Section 3.3 made by third parties for sale by Schott.

Notwithstanding the foregoing, the obligations to pay such royalties to the Company pursuant to Section 3.3(c) or Section 3.3(d) shall terminate upon the expiration of the last-to-expire Company patent that would be infringed by the manufacture and sale of such Automotive Glazing products or New Products, as the case may be, by Schott and its Affiliates.

                                    ARTICLE 4
                         PROSECUTION AND MAINTENANCE OF
                          INTELLECTUAL PROPERTY RIGHTS

     4.1  Knowledge  of  Infringement.   If  any  party  has  knowledge  of  any
infringement of a claim of a patent under this Agreement, the party having such knowledge shall promptly inform the other party of such infringement.

     4.2 Prosecution.

          (a) Schott shall retain the right to (but shall not be obligated to) prosecute and/or maintain all of Schott's Technology and Intellectual Property Rights licensed by Schott to the Company pursuant to Article 2 of this Agreement.

          (b) The Company shall have the right to prosecute and/or maintain at the Company's expense any of Schott's Intellectual Property Rights licensed hereunder in any country when the Company has been notified by Schott that Schott no longer wishes to prosecute or maintain such Intellectual Property Rights in such country, and Schott hereby agrees to notify the Company of its intent to cease prosecution or payment of maintenance fees with respect to any of such Intellectual Property Rights in any such country, at least ninety (90) days prior to the date of any abandonment of any right or the date of any required payment or filing which Schott does not intend to make or file.

                                   ARTICLE 5.
                              TECHNICAL ASSISTANCE

     Schott shall furnish to the Company all of the Technology and any and all technical information, data, drawings, plans, specifications and other pertinent information prepared by or for, used by, or in the possession of Schott that may be useful for the development, manufacture or sale of Licensed Products. Schott shall begin furnishing such Technology and technical information and technical assistance promptly following the date of this Agreement.

                                    ARTICLE 6
                         COOPERATION AND CONFIDENTIALITY

     6.1 Exchange of Information. During the term of this Agreement, Schott, the Company, Donnelly and their respective Affiliates shall exchange information concerning all Technology and Intellectual Property Rights conceived or developed by any of them relating to EC Products and processes or techniques used in the manufacture of EC Products.

     6.2 Cooperation. The Company, Schott and Donnelly agree to cooperate with each other in the prosecution of pending applications concerning any Intellectual Property Rights or any new applications based upon any Improvements thereto by providing, upon request, technical information and data in an appropriate form relating to the subject matter or any pending or issued applications and/or Improvements.

     6.3 Confidentiality. The Company, Schott and Donnelly acknowledge that the Intellectual Property Rights, Technology and Improvements licensed pursuant to this Agreement or developed by Schott, Donnelly and/or the Company after the date of this Agreement relate or will relate to information which is not or will not be publicly available ("Confidential Information"), including, without limitation, information exchanged pursuant to Section 6.1 hereof and Schott's Technology listed or described in Schedule B. The Company, Schott and Donnelly hereby agree not to disclose the Confidential Information to any third parties for a period of ten (10) years after the receipt of such Confidential Information, except to only (a) those of their respective employees having a legitimate business need-to-know, (b) consultants engaged by them respectively,
(c) permitted sub-licensees hereunder or (d) Daimler Chrysler, but only to the extent that such disclosure to Daimler Chrysler is reasonably necessary for Daimler Chrysler to determine whether it will grant its consent to the assignment of the DC Project to the Company, as contemplated in Section 4.05,
Section 4.06 and Section 4.07 of the Joint Venture Agreement, subject to the prior approval of Donnelly, which approval shall not be unreasonably withheld. The Company, Schott and Donnelly agree that prior to making disclosures to any consultant or employee, they shall obtain a confidentiality and non-use agreement.

     6.4  Confidentiality  Exceptions.  Notwithstanding  the  provisions of this
Article 6, Confidential Information shall not include (a) information that is known to the public or is generally known within the industry or business, (b) information that the Company, Schott or Donnelly, as the case may be, is required to disclose pursuant to law or order of a court having jurisdiction (provided that the party required so to disclose such Confidential Information shall offer the party owning such Confidential Information the opportunity to obtain an appropriate protective order or administrative relief against disclosure of such Confidential Information), and (c) information that was legally acquired by the Company, Schott or Donnelly, as the case may be, from a third party in good faith, provided that such disclosure by the third party was not in breach of any agreement between such third party and the Company, Schott or Donnelly, as the case may be.

     6.5 Protection of Rights. The parties hereto agree that it shall be the policy of the Company to protect the Intellectual Property Rights, Technology and Improvements licensed hereunder and not to infringe upon the intellectual property rights of third parties.


                                    ARTICLE 7
                          WARRANTY AND INDEMNIFICATION

     7.1 Warranty. Schott represents and warrants that to its knowledge, no claim has been asserted that the products and/or processes covered by the rights or licenses transferred or intended to be transferred or granted by Schott pursuant to this Agreement infringe upon any third party rights. Schott represents that it owns Schott's Technology and Intellectual Property Rights and that such rights are not subject to any encumbrance, lien or claim of ownership by any third party. Schott further represents that it has not engaged in any conduct, or omitted to perform any necessary act, the result of which could invalidate Schott's Intellectual Property Rights or adversely affect their enforceability or publicly disclose Schott's Technology.

     7.2 No Representation or Indemnification.

          (a) Nothing in this Agreement is intended to state or otherwise imply that the exercise of any right or license granted by Schott pursuant to this Agreement to the Company will not infringe rights of third parties. Schott does not undertake any obligation to indemnify the Company or Donnelly against, or assume any responsibility for, any claim of infringement by any third party relating to or arising out of any exercise of any right or license granted in this Agreement; provided, however, if any third party shall deliver a Substantial Notice to the Company or Donnelly, or commence litigation against the Company or Donnelly, alleging that the use of Schott's Technology or Intellectual Property Rights or the manufacture or sale of Licensed Products infringes such third party's intellectual or industrial property rights by a method or apparatus covered by the Technology or Intellectual Property Rights, then the Company or Donnelly, as the case may be, shall be entitled immediately to suspend payment of royalties to Schott with respect to sales of the allegedly infringing Licensed Products, and to pay such amounts into escrow, until such time as any settlement with such third party is entered into or the outcome of such litigation is finally known; provided, however, that if the Company or Donnelly, as the case may be, suspends the payment of royalties to Schott and pays such amounts into escrow upon the receipt of a Substantial Notice, as provided above, if within one year of the receipt of such Substantial Notice, Donnelly or the Company, as the case may be, has neither begun negotiations relating to such Substantial Notice nor sought a declaratory judgment and no litigation has been commenced by such third party, all such amounts paid into escrow shall be released to Schott; provided, however, if litigation does commence within three years of the original delivery of the Substantial Notice, Schott shall restore any amounts that have been released to Schott pursuant to the immediately preceding proviso and any additional amounts paid from such release date by Donnelly and/or the Company to such escrow account. If the Company or Donnelly, as the case may be, enters into any settlement agreement or is found to infringe any such third party rights by the exercise of any right or license granted by Schott pursuant to this Agreement (as described above):

          (1) any royalties with respect to (A) such infringing Licensed Product and/or (B) such Licensed Products covered by, or manufactured using, such infringing process licensed hereunder, paid to Schott or any of its Affiliates on or prior to the date of the Substantial Notice of such infringement or commencement of the litigation alleging such infringement shall be promptly repaid by Schott to the Company and/or Donnelly, as the case may be, to the extent of any damages or royalties owing by the Company or Donnelly in excess of that received in sub-paragraph (2) below;

          (2) any amounts with respect to royalties held in escrow, as provided above, shall be released to the Company or to Donnelly, as the case may be, to the extent of any settlement and/or any damages or royalties owing by the Company or Donnelly;

          (3) any future royalties with respect to sales of such Licensed Products and/or use of such process to manufacture or covering such Licensed Products that was the subject of such settlement agreement or litigation that will be payable to Schott by the Company or Donnelly, as the case may be, after the date of determination by a court, or a settlement of such alleged infringement, shall be reduced by the amount of any royalties payable to a third party as a result of such determination by a court or such settlement;

Any settlement of such alleged infringement shall be subject to Schott's reasonable approval; provided, however, that Schott may not withhold its approval of any license or settlement agreement unless it agrees to defend the Company and/or Donnelly, and agrees to reimburse the Company and/or Donnelly, as the case may be, for fifty percent (50%) of the costs of defending such claims or bringing a declaratory judgment action relating to such claims.

Upon the determination by a court, or a settlement, of such alleged infringement action, all amounts paid into escrow pursuant to Section 7.2(a) shall be
released  to  the  respective   parties  in  order  equitably  to  reflect  such
determination or settlement. If the parties cannot mutually agree as to the equitable release of such amounts paid into escrow, notwithstanding good faith negotiations, the issue of the release of such escrowed funds shall be resolved by means of arbitration, as provided in Section 10.10 hereof.

          (b) Neither the Company nor Donnelly undertakes any obligation to indemnify Schott against, or assume any responsibility for, any claim of infringement by any third party relating to or arising out of any exercise of any right or license granted to Schott, the Company or Donnelly, as the case may be, under this Agreement.

          (c) As used in this Agreement, "Substantial Notice" shall mean a written notice from a third party that alleges that the use of Schott's Technology or Intellectual Property Rights or the manufacture or sale of Licensed Products infringes a third party's intellectual or industrial property rights by a method or apparatus covered by the Technology or Intellectual Property Rights and constitutes grounds for the recipient of such written notice to seek a declaratory judgment with respect to such allegation(s) or challenge(s).

                                    ARTICLE 8
              INFRINGEMENT OF LICENSED INTELLECTUAL PROPERTY RIGHTS

     8.1 Action by a Licensee. Except as provided in Section 8.2, a Licensee shall have the right but shall not be obligated to institute proceedings in its own name or in the name of the Licensor against any third party infringer, in the Licensee's field of use of Licensed Products, of any Intellectual Property Rights licensed by the Licensor to the Licensee pursuant to this Agreement. If the Licensor or a Licensee becomes aware of any actual, threatened, or apparent infringement of any of the licensed Intellectual Property Rights by any Person in the field of use of Licensed Products, such party agrees to provide the other parties with written notice prior to suit of such actual, threatened, or apparent infringement and agrees to furnish to the other party any available evidence of such actual, threatened, or apparent infringement. The Licensor agrees to cooperate in any proceedings instituted by a Licensee against third party infringers and to provide information relating to such proceedings which the Licensor may reasonably request. In the event that a Licensee determines that it lacks standing to commence such a proceeding, the Licensor agrees to execute such documents and take such actions as the Licensee may reasonably request for the purpose of commencing such infringement proceedings. The Licensee shall have the right to control prosecution of such proceedings regardless of whether the proceedings are commenced in the Licensor's name or in the name of the Licensee; provided, however, that (a) in the event of a counterclaim against the Licensor, or a challenge to the validity or enforceability of any Intellectual Property Rights, the litigation shall be jointly managed by a Licensor and the Licensee so long as the Licensor pays all costs and expenses relating to such counter claim and/or challenge to the validity or enforceability of any Intellectual Property Rights; provided, however, that in the event of disagreements between a Licensor and Licensee in such jointly managed litigation, (1) the final decision of issues in disagreement relating to alleged infringements of third-party rights shall be made by the Licensee and (2) the final decision of issues in disagreement related to challenges to the validity and enforceability of Intellectual Property Rights shall be made by the Licensor; and (b) the Licensee shall not settle any claim or counterclaim in any manner agreeing to the invalidity or limitation of any Intellectual Property Right without the prior written consent of the Licensor. Any recovery awarded in such proceedings shall be retained by the Licensee; provided, however, that the respective expenses of the Licensor and Licensee shall first be paid, pro rata, out of the proceeds of such recovery.

     8.2 Action by the Licensor. In the event the Licensor notifies the Licensee or receives notice from the Licensee of actual, threatened, or apparent infringement of any licensed rights or Intellectual Property Rights by a third party and the Licensee does not institute proceedings against such a third party within sixty (60) days of notification, then the Licensor may institute proceedings against such a third party, at its own expense, and in the Licensee's name, subject to the Licensor's prompt reimbursement of Licensee's costs and expenses with respect to such proceedings. The Licensee agrees to cooperate fully with the Licensor in such proceedings. Any recovery awarded in such proceedings shall be retained by the Licensor.

                                    ARTICLE 9
                              TERM AND TERMINATION

     9.1 Term. Unless otherwise terminated as provided herein:

          (a) The licenses granted hereunder to the Company shall remain in place and shall continue notwithstanding the withdrawal of either Initial Member (or its Affiliate) or both Initial Members (or their respective Affiliates) from the Company;

          (b) The licenses granted hereunder from the Company to Donnelly and/or Schott (and their Affiliates), respectively, shall continue so long as either Schott (or an Affiliate of Schott) or Donnelly North America (or an Affiliate of Donnelly North America) is a member of the Company, and upon the withdrawal from the Company by either Schott (or an Affiliate of Schott) or Donnelly North America (or an Affiliate of Donnelly North America), as the case may be, such licenses to the withdrawing member (or its Affiliates) shall continue under the same terms and scope existing as of the date of such withdrawal, including but not limited to Improvements existing as of the date of such withdrawal.

     9.2 Default. If any party fails to comply with any of its obligations hereunder, and after notice from another party such failure continues for sixty
(60) days, such action shall constitute a default hereunder; provided, however, if a default under this Agreement cannot reasonably and with due diligence and good faith be cured within said 60-day period, and if the defaulting party promptly commences and proceeds to complete the cure of such default with due diligence and in good faith, the 60-day period with respect to such default shall be extended to include such additional period of time as may be reasonably necessary to cure such default.

                                   ARTICLE 10
                                  CONSTRUCTION

     10.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to any applicable principles of conflicts of laws.

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

                  To Donnelly:          Donnelly Corporation
                                        49 W. Third Street
                                        Holland, Michigan 49423
                                        Attention: Niall Lynam
                                        Fax No. (616) 786-786-5185

                  With a copy to:       Varnum, Riddering, Howlett & Schmidt LLP
                                        Bridgewater Place
                                        333 Bridge Street, N.W., P.O. Box 352
                                        Grand Rapids, Michigan 49504
                                        Attention: Daniel Molhoek
                                        Fax No.  (616) 336-7000

                  To the Company:

                  To:                   Schott Corporation
                                        Schott North America Manufacturing, Inc.
                                        3 Odell Plaza
                                        Yonkers, New York 10701
                                        Attention: Manfred Jaeckel
                                        Fax No. (914) 968-8585; and

                                        Schott Glas
                                        Legal Department
                                        Hattenbergstra(beta)e 10
                                        P.O. Box 2480
                                        D-55014 Mainz
                                        Federal Republic of Germany
                                        Attention: Dr. Wilhelm Niemeier
                                        Facsimile: 011-49-61-31-66-2098.

                  With a copy to:       Rogers & Wells LLP
                                        200 Park Avenue
                                        New York, New York 10166
                                        Attention: Richard T. McDermott
                                        Facsimile: (212) 878-8375.

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

     10.6 Schedules Included in Exhibits; Incorporation by Reference. Any reference to an Exhibit or Schedule to this Agreement contained herein shall be deemed to include any Exhibits or Schedules to such Exhibit or Schedules. Each of the Exhibits and Schedules referred to in this Agreement, and each Exhibit or Schedule thereto, is hereby incorporated by reference in this Agreement as if such Schedules and Exhibits were set out in full in the text of this Agreement.

     10.7 Amendments. This Agreement may not be amended except by written agreement executed by duly authorized officers of all of the parties hereto.

     10.8 Entire Agreement; Section Headings. This Agreement, the Joint Venture Agreement, the LLC Agreement and the agreements contemplated by the LLC Agreement constitute the entire agreement among the parties hereto relating to the subject matter hereof and supersede all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     10.9 Assignment. Except as otherwise specifically provided in this Agreement, the Joint Venture Agreement, or the LLC Agreement, neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party without the prior written consent of all the parties to this Agreement.

     10.10 Arbitration.

          (a) Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or related to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute arises among the parties under or relating to this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one party to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission, except the decision shall be rendered by one arbitrator. The parties shall attempt to agree upon an arbitrator. The arbitrator shall be a licensed attorney-at-law, experienced and knowledgeable in the field of intellectual property, with technical knowledge sufficient to understand and render a reasoned written opinion with respect to this Agreement, the Technology and the Intellectual Property Rights. If an arbitrator cannot be agreed upon, the party that did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Western District of Michigan or the Chief Judge of the United States District Court for the Southern District of New York to appoint an arbitrator. If he or she cannot or does not appoint such arbitrator, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted in English on an expedited schedule, and all proceedings shall be confidential.

          (b) The parties shall use their reasonable best efforts to limit the total time period of any arbitration to a maximum of six months. Discovery shall be limited to a maximum time period of four months, unless extended by the arbitrator, and any party's failure to deliver documents for discovery in a timely manner shall preclude such party from relying on other documents that support its position with respect to the issue in question. The arbitrator shall use his or her reasonable best efforts to decide any dispute hereunder within the six-month time period referred to in the first sentence of this paragraph (b).

          (c) Any party may at its expense make a stenographic record of any arbitration proceeding. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing party as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration shall take place at New York, New York, or Grand Rapids, Michigan at the election of the party not giving the Arbitration Notice.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                   DONNELLY CORPORATION

                                   By /s/ Scott E. Reed

                                     Its Sr. VP & CFO


                                   SCHOTT GLAS

                                   By /s/ Dr. Ungeheuer       /s/ R. Langfeld

                                   Its  Member of the         Vice President R&D
                                               Board of
                                               Management



                                   SCHOTT CORPORATION

                                   By /s/ Guy Pierre De Conincx

                                     Its ___________________________


                                   SCHOTT NORTH AMERICA
                                   MANUFACTURING, INC.

                                   By /s/ Guy Pierre De Conincx

                                     Its ___________________________


                                   SCHOTT-DONNELLY LLC
                                   SMART GLASS SOLUTIONS


                                   By /s/ Niall Lynam

                                      Its Chairman

                                   SCHEDULE A
   Intellectual Property Rights, as defined in Section 1.2 of this Agreement.

As of the date of this Agreement, none.

                                   SCHEDULE B
            Technology, as defined in Section 1.7 of this Agreement.

-   Commercialization of EC products

-   EC material selection, purification and synthesis

-   Accelerated testing/reliability assurance

-   Sealing techniques/seal integrity testing

-   Substrate preparation & cleaning

-   Diagnostic testing

-   Troubleshooting/PFMEA

-   Equipment design

-   Process design

-   Customization for automotive applications

-   Production scale-up of EC products

-   Quality systems for EC products

-   Component, material and equipment selection & procurement

-   Electrical connectors and interfaces

-   Automotive development, supply and quality systems

-   Failure analysis and countermeasure implementation

-   Competitive benchmarking

-   Manufacturing flow and production control for EC products

-   Costing & pricing for EC products

-   Supplier development & quality control for EC products

EXHIBIT 10.31

                      DONNELLY TECHNOLOGY LICENSE AGREEMENT

     THIS TECHNOLOGY LICENSE AGREEMENT (this "Agreement"), dated and effective as of as of the 5th day of April, 1999 (the "Effective Date"), by and among DONNELLY CORPORATION, a Michigan corporation with its principal offices at 49 W. Third Street, Holland, Michigan 49423 ("Donnelly"), SCHOTT GLAS, a German entity organized under the German civil code ("Schott Glas"), SCHOTT CORPORATION, a Maryland corporation with its principal offices at 3 Odell Plaza, Yonkers, New York 10701-1405 ("Schott Corporation"), and SCHOTT NORTH AMERICA MANUFACTURING, INC., a Maryland Corporation with its principal offices at 3 Odell Plaza, Yonkers, New York 10701-1405 ("Schott North America") (Schott Glas, Schott Corporation and Schott North America are sometimes referred to collectively as "Schott"), and SCHOTT-DONNELLY LLC SMART GLASS SOLUTIONS, a Delaware limited liability company (the "Company").

                                    RECITALS:

     WHEREAS, Donnelly, Schott Glas, Schott Corporation and Schott North America have executed a Joint Venture Agreement, dated April 5, 1999, creating a joint venture among the parties thereto;

     WHEREAS, Schott North America and Donnelly, as the members of the Company, have executed a Limited Liability Company Agreement, dated as of April 5, 1999 (the "LLC Agreement") on the Closing Date;

     WHEREAS, Donnelly is the owner of certain intellectual property rights principally covering and/or principally used in the manufacture of EC Products;

     WHEREAS, the parties desire to enter into this Agreement to provide certain rights for the Company and Schott to license certain specified intellectual property rights from Donnelly; and

     WHEREAS, the Company may develop Improvements to the intellectual property rights licensed from Donnelly and may develop other intellectual property rights and the parties desire to enter into this Agreement to provide certain rights for Donnelly to license such Improvements from the Company;

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     Capitalized terms used but not defined herein shall have the meaning ascribed to them in the Joint Venture Agreement or the LLC Agreement, as the case may be.

     1.1 "Improvement" shall mean (i) any development or alteration, modification or enhancement to Technology or Intellectual Property Rights, whether patentable or not, which improves the effectiveness, efficiency, performance or other attribute of, or otherwise relates to, Technology or Intellectual Property Rights, or any element thereof, or (ii) any new product or material which performs substantially the same function as Technology or Intellectual Property Rights, whether patentable or not, but does so through a different method or process.

     1.2 "Intellectual Property Rights" shall mean United States, international and foreign patents and patent applications (including United States provisional applications and all PCT patent applications), any and all patents issuing therefrom or otherwise corresponding thereto, and all divisions, continuations, continuations-in-part, reissues, restorations, reexamination certificates and extensions thereof, describing and/or claiming Technology, and all mask works, industrial design registrations and applications for such registrations, and all other proprietary rights covering or otherwise related to Technology and/or processes for manufacture and/or use of EC Products embodying Technology arising prior to or during the term of this Agreement. Donnelly's Intellectual Property Rights existing on the date hereof are set forth on Schedule A.

     1.3 "Licensed Product" shall mean an EC Product licensed hereunder that could not be manufactured and sold by a Licensee without infringing Donnelly's Intellectual Property Rights or using Donnelly's Technology.

     1.4 "Licensee" shall mean the Person licensed hereunder in the field of the applicable EC Product.

     1.5 "Licensor" shall mean the Company and/or Donnelly, as the case may be, whichever is licensing in the field of the applicable EC Product.

     1.6 "Minimum Automotive Glazing Royalty" shall have the meaning ascribed to such term in Section 3.2(b).

     1.7 "Net Sales" shall mean the total invoiced amount relating to sales of a given product by a Licensee and its Affiliates to any Person that is not an Affiliate of such Licensee, less the following:

     (a) customary or usual trade or quantity discounts or other charge-backs actually taken by the customer and not already credited on an invoice;

     (b) sales, use, value-added or other excise taxes, imposed and paid directly with respect to the sale, and included within the invoice price, and separately stated on the invoice;

     (c) refunds for customer returns, not already credited on an invoice; and

     (d) customs, duties, transportation charges and other similar expenses separately invoiced.

     1.8 "Schott License Grant Date" shall mean:

          (a) if Schott fails to make an Automotive Glazing Business Offer to the Company by September 1, 1999, as contemplated in Section 4.05 of the Joint Venture Agreement, September 1, 1999;

          (b) if Schott makes an Automotive Glazing Business Offer to the Company, pursuant to Section 4.05 of the Joint Venture Agreement, the date on which the Company delivers to Schott its written refusal of such Automotive Glazing Business Offer.

     1.9  "Substantial  Notice" shall have the meaning  ascribed to such term in
Section 8.2(d).

     1.10 "Technology" shall mean technological developments principally covering or principally used in the manufacture of EC Products, including, but not be limited to, the technology described on Schedule B hereto, ideas, concepts, inventions, processes, principles of operation, formulae, patterns, drawings, prints, proposals, devices, software, compilations of related information, records, specifications, trade secrets and the knowhow, arising before or during the term of this Agreement.

                                    ARTICLE 2
                                 LICENSE GRANTS

     2.1 License Grants to the Company. Donnelly hereby grants unto the Company a worldwide, exclusive (except as provided in Section 2.2) license of Donnelly's Technology and Intellectual Property Rights to make, have made, use, offer to sell and sell EC Products. The term of this license is described in Article 10 of this Agreement.

     2.2 Limitation on Company Exclusivity. The license granted in Section 2.1 shall be non-exclusive with respect to the following:

          (a) Architectural Glazing, provided, however, that Donnelly shall not license its Intellectual Property Rights or Technology for Architectural Glazing to:

               (i) Denton Corporation or any of its Affiliates or joint ventures.

               (ii) Any float glass manufacturer which commercially uses a Sol Gel process.

               (iii) Any float glass manufacturer unless the license includes specific prohibition of and penalties for using any of Donnelly's Technology or Intellectual Property Rights for Automotive Glazing.

               (iv) Any Person to make, have made, use, offer to sell or sell any windows smaller than ten (10) square feet unless such window is a part of a wall;

          (b) Automotive Glazing, to the extent Donnelly licenses its Technology and/or Intellectual Property Rights to Schott as set forth below;

          (c) Skylights, if the Company determines to abandon the development, manufacture and sale of Skylights;

          (d) Sun Roofs, if the Company determines to abandon the development, manufacture and sale of Sun Roofs.

     2.3 Sublicenses by the Company. The Company may not sublicense Donnelly's Technology or Intellectual Property Rights without Donnelly's prior written consent, which consent shall not be unreasonably withheld; provided, however, that the Company shall have the right to sublicense Donnelly's Technology and Intellectual Property Rights to the Company's Affiliates. The parties acknowledge and agree that the Company shall have the right to grant such sublicenses as may be necessary or convenient to have Licensed Products made by third parties for sale by the Company and its Affiliates.

     2.4 License Grants to Schott.

          (a) Effective on the Schott License Grant Date, Donnelly hereby grants to Schott a worldwide, exclusive (subject to Section 2.5 below) license of Donnelly's Technology, to make, have made, use, offer to sell and sell Automotive Glazing products. In addition, Donnelly hereby grants Schott a worldwide, exclusive license of Donnelly's Intellectual Property Rights to make, have made, use, offer to sell and sell Automotive Glazing products subject to the terms of this Agreement, including the royalty payments provided in Section 3.2 below.

          (b) Donnelly hereby grants to Schott a worldwide exclusive license of Donnelly's Technology and Intellectual Property Rights to make, have made, offer to sell and sell New Products, effective immediately upon Schott's proceeding with the development and sale of any New Product independent of the Company that has been offered to and declined by the Company, as provided in Section 4.09(c) of the Joint Venture Agreement, subject to the terms of the Joint Venture Agreement and the royalty payments provided in
     Section 3.2(d) below.

     2.5 Exclusivity. For as long as Donnelly receives the Minimum Automotive Glazing Royalty from Schott, as provided in Section 3.2, Donnelly shall not license its Technology or Intellectual Property Rights to any party other than Schott and the Company for Automotive Glazing.

     2.6 Sublicenses by Schott. Schott may not sublicense Donnelly's Technology or Intellectual Property Rights, except to an Affiliate of Schott, without Donnelly's prior written consent. The parties acknowledge and agree that Schott shall have the right to grant such sublicenses as may be necessary or convenient to have made Automotive Glazing products or New Products (as provided in Section 4.09(c) of the Joint Venture Agreement) by third parties for sale by Schott and its Affiliates.

                                    ARTICLE 3
                                    ROYALTIES

     3.1 Company Royalties. In consideration of the license granted herein, the Company agrees to pay Donnelly royalties as follows:

          (a) With respect to Skylights or Sun Roofs that are Licensed Products, five percent (5%) of Net Sales of such Skylights and Sun Roofs that are Licensed Products manufactured and sold by the Company until the total payments under this Section 3.1(a) are Ten Million Dollars ($10,000,000). Thereafter, sales by the Company of all Skylights and Sun Roofs shall be royalty free. Notwithstanding the foregoing, payments of royalties pursuant to this paragraph (a) shall terminate upon the occurrence of the later of
     (i) the expiration of the last-to-expire Donnelly Licensed Patent that would be infringed by the Company's manufacture and sale of Skylights or Sun Roofs that are Licensed Products or (ii) the twentieth (20th) anniversary of the date of this Agreement.

          (b) With respect to Automotive Glazing Licensed Products, two and one-half percent (2-1/2%) of Net Sales of all Automotive Glazing Licensed Products manufactured and sold by the Company.

          (c) With respect to Architectural Glazing Licensed Products, a royalty rate shall be negotiated in good faith by the parties based on a commercially reasonable royalty rate with respect to Net Sales of Architectural Glazing Licensed Products manufactured and sold by the Company, beginning at such time as commercial production and sales of Architectural Glazing Licensed Products by the Company commence, at a rate not less than one and one-half percent (1-1/2%) or more than three percent (3%) of the Net Sales of Architectural Glazing Licensed Products manufactured and sold by the Company. If the parties cannot agree upon a royalty rate after good faith negotiations, a commercially reasonable royalty rate shall be determined by arbitration in the manner provided in
     Section 11.10.

          (d) With respect to all other Licensed Products, three and one-half percent (3- 1/2%) of the Net Sales of such Licensed Product manufactured and sold by the Company.

     Notwithstanding the foregoing, payments of royalties pursuant to paragraphs
(b), (c) and (d) of this Section 3.1 shall terminate upon the expiration of the last-to-expire Donnelly Licensed Patent that would be infringed by the Company's manufacture and sale of the Licensed Products.

     3.2 Schott Royalties. In consideration of the licenses granted herein and the agreement by Donnelly not to grant any other license to any party other than the Company in Donnelly's Intellectual Property Rights for the manufacture and/or sale of Automotive Glazing Licensed Products, Schott agrees:

          (a) To pay Donnelly Two Million Dollars ($2,000,000) on the date hereof;

          (b) To pay Donnelly Sixty-Two Thousand Five Hundred Dollars ($62,500) per quarter (the "Minimum Automotive Glazing Royalty"). The first such payment is due and payable on the thirtieth (30th) day after the Schott License Grant Date, and subsequent payments shall be due on each March 31, June 30, September 30 and December 31 thereafter, for a minimum of twenty
     (20) payments and for such time thereafter as elected by Schott in order to preserve its exclusivity under Section 2.5 above; provided, however, that the Minimum Automotive Glazing Royalty shall be increased to One Hundred Twenty- five Thousand Dollars ($125,000) per quarter upon the occurrence of the events and for the periods provided in Section 4.06(a), the proviso set forth in Section 4.07(c), and Section 4.07(d) of the Joint Venture Agreement; provided, further, that Schott's obligation to pay the Minimum Automotive Glazing Royalty shall cease at such time as the Company accepts the assignment of the DC Project, as provided in Section 4.05(b), Section 4.06(b), or Section 4.07(a) of the Joint Venture Agreement.

Notwithstanding any other provision of this Agreement, if at any time Schott determines to withdraw from the DC Project and to terminate its Automotive Glazing business, Schott shall deliver to Donnelly a written notice of such withdrawal and termination ("Termination Notice"). Effective as of the date occurring nine (9) months after Donnelly's receipt of the Termination Notice:

(i) Schott's obligation to make payments with respect to the Minimum Automotive Glazing Royalties shall cease (a "Termination of Minimum Royalties");

(ii) All licenses with respect to Automotive Glazing granted to the Company or to Schott by Donnelly hereunder shall terminate and Donnelly shall be free to negotiate licenses with respect to Automotive Glazing with third parties;

(iii) Schott and its Affiliates shall not for a period of five (5) calendar years, beginning on the Termination Date, manufacture or sell, or license to manufacture or sell, any Automotive Glazing product; and

(iv) (A) If Schott has not made an Automotive Glazing Business Offer because Daimler Chrysler did not approve the assignment of the DC Project to the Company, or if the Termination Notice is received by Donnelly on or prior to July 1, 2002, then Donnelly shall be permitted to treat such withdrawal and termination by Schott as an Exit Milestone under Section 8.01(b) of the Limited Liability Company Agreement; or

     (B) If Schott has made an Automotive Glazing Business Offer and the Company declined to accept the Automotive Glazing Business Offer because Donnelly's representatives on the Management Committee declined to approve the same, and the Termination Notice is received by Donnelly after July 1, 2002, then Section 3.04(b) of the Limited Liability Agreement shall be modified so that the limitation of contributions for each fiscal year specified in the column thereunder shall be that percentage of "Free Cash Flow" shown in such column decreased by an amount equal to (X) the amount of the Minimum Automotive Glazing Royalty that would have been payable to Donnelly in such fiscal year but for the Termination of

Minimum Royalties, minus (Y) the amount actually paid by Schott in such fiscal year with respect to Minimum Automotive Glazing Royalties, if any.

          (c) Only if Schott proceeds with the DC Project and its Automotive Glazing business separate and apart from the Joint Venture, but cannot produce Automotive Glazing Products without infringing Donnelly's Intellectual Property Rights, then Schott shall pay Donnelly a royalty equal to two and one-half percent (2-1/2%) of the Net Sales of Automotive Glazing Products manufactured and sold by Schott or an Affiliate of Schott.

          (d) Only if Schott proceeds with the development and sale of New Products independent of the Company, as provided in Section 4.09(c) of the Joint Venture Agreement, Schott shall pay to Donnelly a royalty of five percent (5%) of Net Sales of New Products manufactured and sold by Schott, the manufacture or sale of which would but for the licenses granted hereunder infringe Donnelly's Intellectual Property Rights.

Notwithstanding the foregoing, payments of the royalties described in paragraphs
(b), (c) and (d) of this Section 3.2 shall terminate upon the expiration of the last-to-expire Donnelly Licensed Patent that would be infringed by Schott's manufacture and sale of EC Products, including but not limited to New Products.

     3.3 Reporting and Royalty Payments.

          (a) The Company and Schott shall render to Donnelly quarterly reports to be delivered to Donnelly on or before the 30th day after each March 31, June 30, September 30, and December 31 of each year during the term of this Agreement when royalty payments are due. Such report shall include a breakdown of the Net Sales of each type of Licensed Product for each customer. Each quarterly report shall be accompanied by payment to Donnelly in US dollars of the royalty due for Licensed Products shipped to customers in the previous quarter. In case of any delay in payment, interest at the rate of one percent (1%) per month shall be payable from the due date.

          (b) Donnelly and Schott shall render to the Company quarterly reports to be delivered to the Company on or before the 30th day after each March 31, June 30, September 30, and December 31 of each year during the term of this Agreement when royalty payments are due. Such report shall include a breakdown of the Net Sales of each type of Licensed Product for each customer. Each quarterly report shall be accompanied by payment to the Company in US dollars of the royalty due for Licensed Products shipped to customers in the previous quarter. In case of any delay in payment, interest at the rate of one percent (1%) per month shall be payable from the due date.

                                    ARTICLE 4
                                  IMPROVEMENTS

     4.1 Ownership and Licensing of Improvements. The Company shall own and shall have all rights, including Intellectual Property Rights, in and to all Improvements conceived and in the process of development by the Company's personnel or by third party personnel working on the Company's behalf. The Company hereby grants and shall grant to Donnelly a royalty-free, paid-up, worldwide, non-exclusive license without the right to sublicense (other than to its Affiliates) to all Technology and Intellectual Property Rights of the Company and Improvements thereto, except in the field of New Products manufactured and/or sold by Donnelly, as long as:

          (a) Donnelly (or any of its Affiliates) is a Member of the Company; or

          (b) the use, manufacture,  advertising or sale is of a non-EC Product;
     or

          (c) Donnelly ( or any of its Affiliates) is paying a royalty to Schott (or any of its Affiliates).

If none of the conditions described in subsections (a), (b) or (c) above is fulfilled, the license granted pursuant to this Section 4.1 shall not be royalty free, and Donnelly shall pay to the Company a reasonable royalty based on prevalent market conditions (to be negotiated by the parties) for any EC Products manufactured and/or sold by Donnelly that would infringe a patent of the Company. If the parties cannot agree upon a royalty rate after good faith negotiations, a commercially reasonable royalty rate shall be determined by arbitration in the manner provided in Section 11.10.

The parties acknowledge and agree that Donnelly shall have the right to grant such sublicenses as may be necessary or convenient to have the products covered by this Section 4.1 made by third parties for sale by Donnelly. This Section 4.1 shall be subject to Section 4.3 of this Agreement.

     4.2 Improvements.

          (a) Donnelly hereby grants and shall grant to the Company and to Schott, as the case may be, licenses to all Improvements owned or developed by or licensed to Donnelly, on the same terms and conditions of the licenses granted hereunder with respect to Donnelly's Technology and Intellectual Property Rights; provided, however, that Donnelly shall not be required to license any of Donnelly's Improvements if it is precluded from doing so under any agreement with any Person.

          (b) Donnelly hereby represents, to the best of its knowledge, that as of the date hereof Donnelly is not a party to any agreement with any Person that would preclude Donnelly from licensing to the Company and/or Schott any of Donnelly's Improvements to Donnelly's Technology or Intellectual Property Rights that are (i) owned by Donnelly, (ii) developed by Donnelly or (iii) licensed to Donnelly. Donnelly hereby agrees to undertake prior to the Closing Date a thorough and complete review of all agreements relating or pertaining to EC Products or Electrochromic Material to which Donnelly or any of its Affiliates is a party and, on a confidential basis, to notify Schott prior to the Closing Date in writing of any such agreements that would, or reasonably could be expected to, preclude Donnelly from licensing to the Company and/or Schott any of Donnelly's Improvements to Donnelly's Technology or Intellectual Property Rights that are (i) owned by Donnelly,
     (ii) developed by Donnelly or (iii)
     licensed to Donnelly, identifying the date, the parties thereto and the EC Product or Electrochromic Material that is subject thereto; provided, however, that Donnelly shall not be required to provide specific information about such agreement if Donnelly is precluded from doing so under any agreement with any party to such agreement.

          (c) Donnelly hereby agrees that as of the date hereof it shall not enter into any agreement with any Person that would preclude Donnelly from licensing to the Company and/or Schott any Improvements to Donnelly's Technology or Intellectual Property Rights that (i) are owned or at any time have been owned by Donnelly and (ii) are developed by Donnelly.

          (d) Donnelly hereby agrees to use its reasonable commercial efforts to obtain rights for the Company and for Schott to any Improvements encompassed by any agreement between Donnelly and any Person covering the subject matter of Donnelly's Technology or Intellectual Property Rights.

          (e) Donnelly further agrees that prior to entering into any other agreement with any Person that would preclude Donnelly from licensing to the Company and/or Schott any of Donnelly's Improvements to Donnelly's Technology or Intellectual Property Rights, it shall, on a confidential basis, notify the Company and Schott of such prospective agreement and identify the parties thereto; provided, however, that Donnelly shall not be required to provide such notice if it is precluded from doing so under any agreement with any Person.

     4.3 License Grant.

          (a) The Company hereby grants and agrees to grant to Donnelly a worldwide, non-exclusive, royalty-free, paid-up license without the right to sublicense (other that to its Affiliates) to make, have made, use, offer to sell and sell New Products manufactured by Donnelly in compliance with
     Section 4.09 of the Joint Venture Agreement using the non-patented Technology of the Company and Improvements thereto.

          (b) The Company hereby grants and agrees to grant to Donnelly a worldwide, non-exclusive license without the right to sublicense (other that to its Affiliates) to make, have made, use, offer to sell and sell New Products manufactured by Donnelly in compliance with Section 4.09 of the Joint Venture Agreement using the Intellectual Property Rights of the Company and Improvements thereto. In exchange for such license, Donnelly shall pay to the Company a reasonable royalty based on prevalent market conditions (to be negotiated by the parties) for any such New Products manufactured and/or sold by Donnelly that would infringe a patent of the Company. If the parties cannot agree upon a royalty rate after good faith negotiations, a commercially reasonable royalty rate shall be determined by arbitration in the manner provided in Section 11.10.

Notwithstanding the foregoing, the obligation to pay such royalty to the Company shall terminate upon the expiration of the last-to-expire Company patent that would be infringed by the manufacture and sale of such New Products by Donnelly or its Affiliates.

The parties acknowledge and agree that Donnelly shall have the right to grant such sublicenses as may be necessary or convenient to have the products covered by this Section 4.3 made by third parties for sale by Donnelly (and/or its Affiliates).

                                    ARTICLE 5
                         PROSECUTION AND MAINTENANCE OF
                          INTELLECTUAL PROPERTY RIGHTS

     5.1  Knowledge  of  Infringement.   If  any  party  has  knowledge  of  any
infringement of a claim of a patent under this Agreement, the party having such knowledge shall promptly inform the other party of such infringement.

     5.2 Prosecution.

          (a) Donnelly shall retain the right to (but shall not be obligated to) prosecute and/or maintain all of Donnelly's Technology and Intellectual Property Rights licensed by Donnelly to the Company and/or Schott pursuant to Article 2 of this Agreement.

          (b) The Licensee shall have the right to prosecute and/or maintain at the Licensee's expense any of Donnelly's Intellectual Property Rights licensed hereunder in any country when the Licensee has been notified by Donnelly that Donnelly no longer wishes to prosecute or maintain such Intellectual Property Rights in such country, and Donnelly hereby agrees to notify the Licensee of its intent to cease prosecution or payment of maintenance fees with respect to any of such Intellectual Property Rights in any such country, at least ninety (90) days prior to the date of any abandonment of any right or the date of any required payment or filing which Donnelly does not intend to make or file. Notwithstanding any other provision of this Agreement, as of the date of such notice, all sales by the Company or by Schott or their Affiliates, in any such country (excluding sales for purposes of export out of such country) where Donnelly no longer wishes to prosecute or maintain such Intellectual Property Rights, of Licensed Products manufactured in such country shall be royalty free.

                                   ARTICLE 6.
                              TECHNICAL ASSISTANCE

     6.1 Technical Information. Donnelly shall furnish to the Company, and to Schott, if requested, all of the Technology and any and all technical information, data, drawings, plans, specifications and other pertinent information prepared by or for, used by, or in the possession of Donnelly that may be useful for the development, manufacture or sale of Licensed Products. Donnelly shall begin furnishing such Technology and technical information and technical assistance promptly following the date of this Agreement.

     6.2 Technical Personnel. Donnelly's ATC technical personnel with applicable knowledge and information concerning the development of EC Products shall, as soon as practical after the closing under the Joint Venture Agreement, but not later than December 31, 1999, become employees of the Company. Donnelly shall exert reasonable commercial efforts to provide the Company with such other technical personnel and information as is agreed by the parties to be necessary or useful to develop EC Products, and the Company shall reimburse Donnelly for its costs related thereto.

                                    ARTICLE 7
                         COOPERATION AND CONFIDENTIALITY

     7.1 Exchange of Information. During the term of this Agreement, Donnelly, the Company, Schott and their respective Affiliates shall exchange information concerning all Technology and Intellectual Property Rights conceived or developed by any of them relating to EC Products and processes or techniques used in the manufacture of EC Products.

     7.2 Cooperation. The Company, Donnelly and Schott agree to cooperate with each other in the prosecution of pending applications concerning any Intellectual Property Rights or any new applications based upon any Improvements thereto by providing, upon request, technical information and data in an appropriate form relating to the subject matter or any pending or issued applications and/or Improvements.

     7.3 Confidentiality. The Company, Donnelly and Schott acknowledge that the Intellectual Property Rights, Technology and Improvements licensed pursuant to this Agreement or developed by Donnelly, Schott and/or the Company after the date of this Agreement relate or will relate to information which is not or will not be publicly available ("Confidential Information"), including, without limitation, information exchanged pursuant to Section 7.1 hereof and Donnelly's Technology listed or described in Schedule B. The Company, Donnelly and Schott hereby agree not to disclose the Confidential Information to any third parties for a period of ten (10) years after the receipt of such Confidential Information, except to only (a) those of their respective employees having a legitimate business need-to-know, (b) consultants engaged by them respectively,
(c) permitted sub-licensees hereunder, or (d) Daimler Chrysler, but only to the extent that such disclosure to Daimler Chrysler is reasonably necessary for Daimler Chrysler to determine whether it will grant its consent to the assignment of the DC Project to the Company, as contemplated in Section 4.05,
Section 4.06 and Section 4.07 of the Joint Venture Agreement, subject to the prior approval of Donnelly, which approval shall not be unreasonably withheld. The Company, Donnelly and Schott agree that prior to making disclosures to any consultant, employee or permitted sub- licensee, as the case may be, they shall obtain a confidentiality and non-use agreement.

     7.4  Confidentiality  Exceptions.  Notwithstanding  the  provisions of this
Article 7, Confidential Information shall not include (a) information that is known to the public or is generally known within the industry or business, (b) information that the Company, Donnelly or Schott, as the case may be, is required to disclose pursuant to law or order of a court having jurisdiction (provided that the party required so to disclose such Confidential Information shall offer the party owning such Confidential Information the opportunity to obtain an appropriate protective order or administrative relief against disclosure of such Confidential Information), and (c) information that was legally acquired by the Company, Donnelly or Schott, as the case may be, from a third party in good faith, provided that such disclosure by the third party was not in breach of any agreement between such third party and the Company, Donnelly or Schott, as the case may be.

     7.5 Protection of Rights. The parties hereto agree that it shall be the policy of the Company to protect the Intellectual Property Rights, Technology and Improvements licensed hereunder and not to infringe upon the intellectual property rights of third parties.

                                    ARTICLE 8
                          WARRANTY AND INDEMNIFICATION

     8.1 Warranty. Donnelly represents and warrants that to its knowledge, no claim has been asserted that the products and/or processes covered by the rights or licenses transferred or intended to be transferred or granted by Donnelly pursuant to this Agreement infringe upon any third party rights. Donnelly represents that it owns Donnelly's Technology and Intellectual Property Rights and that such rights are not subject to any encumbrance, lien or claim of ownership by any third party. Donnelly further represents that it has not engaged in any conduct, or omitted to perform any necessary act, the result of which could invalidate Donnelly's Intellectual Property Rights or adversely affect their enforceability or publicly disclose Donnelly's Technology.

     8.2 No Representation or Indemnification.

          (a) Nothing in this Agreement is intended to state or otherwise imply that the exercise of any right or license granted by Donnelly pursuant to this Agreement to the Company or Schott will not infringe rights of third parties. Donnelly does not undertake any obligation to indemnify the Company or Schott against, or assume any responsibility for, any claim of infringement by any third party relating to or arising out of any exercise of any right or license granted in this Agreement; provided, however, if any third party shall deliver a Substantial Notice to the Company or Schott, or commence litigation against the Company or Schott, alleging that the use of Donnelly's Technology or Intellectual Property Rights or the manufacture or sale of Licensed Products infringes such third party's intellectual or industrial property rights by a method or apparatus covered by the Technology or Intellectual Property Rights, then the Company or Schott, as the case may be, shall be entitled immediately to suspend payment of royalties with respect to sales of the allegedly infringing Licensed Products, and to pay such amounts into escrow, until such time as any settlement with such third party is entered into or the outcome of such litigation is finally known; provided, however, that if the Company or Schott, as the case may be, suspends the payment of royalties and pays such amounts into escrow upon the receipt of a Substantial Notice, as provided above, if within one year of the receipt of such Substantial Notice, Schott or the Company, as the case may be, has neither begun negotiations relating to such Substantial Notice nor sought a declaratory judgment and no litigation has been commenced by such third party, all such amounts paid into escrow shall be released to Donnelly; provided, however, if litigation does commence within three years of the original delivery of the Substantial Notice, Donnelly shall restore any amounts that have been released to Donnelly pursuant to the immediately preceding proviso and any additional amounts paid from such release date by Schott and/or the Company to such escrow account. If the Company or Schott, as the case may be, enters into any settlement agreement or is found to infringe any such third party rights by the exercise of any right or license granted by Donnelly pursuant to this Agreement (as described above):

               (1) any royalties with respect to (A) such infringing Licensed Product and/or (B) such Licensed Products covered by, or manufactured using, such infringing process licensed hereunder, paid to Donnelly or any of its Affiliates on or prior to the date of the Substantial Notice of such infringement or commencement of the litigation alleging such infringement shall be promptly repaid by Donnelly to the Company and/or Schott, as the case may be, to the extent of any damages or royalties owing by the Company or Schott in excess of that received in sub-paragraph (2) below;

               (2) any amounts with respect to royalties held in escrow, as provided above, shall be released to the Company or to Schott, as the case may be, to the extent of any settlement and/or any damages or royalties owing by the Company or Schott;

               (3) any future royalties with respect to sales of such Licensed Products and/or use of such process to manufacture or covering such Licensed Products that was the subject of such settlement agreement or litigation that will be payable by the Company or Schott, as the case may be, after the date of determination by a court, or a settlement of such alleged infringement, shall be reduced by the amount of any royalties payable to a third party as a result of such determination by a court or such settlement;

Any settlement of such alleged infringement shall be subject to Donnelly's reasonable approval; provided, however, that Donnelly may not withhold its approval of any license or settlement agreement unless it agrees to defend the Company and/or Schott, and agrees to reimburse the Company and/or Schott, as the case may be, for fifty percent (50%) of the costs of defending such claims or bringing a declaratory judgment action relating to such claims.

Upon the determination by a court, or a settlement, of such alleged infringement action, all amounts paid into escrow pursuant to Section 8.2(a) shall be
released  to  the  respective   parties  in  order  equitably  to  reflect  such
determination or settlement. If the parties cannot mutually agree as to the equitable release of such amounts paid into escrow, notwithstanding good faith negotiations, the issue of the release of such escrowed funds shall be resolved by means of arbitration, as provided in Section 11.10 hereof.

          (b) Section 8.2(a) shall not apply to Schott's obligation to pay the Minimum Automotive Glazing Royalty. Notwithstanding any other provision of this Agreement, if at any time the validity and/or enforceability of a substantial portion of Donnelly's Intellectual Property Rights relating to Automotive Glazing, including but not limited to U.S. Patents Nos. 5220317, 5384578, 5252354, 5457218, 5424865, 5472643, 5239406, 5680245 and 5864419
     and International Publication No. WO97/3850, have been substantially impaired as the result of a challenge to the validity or enforceability of such Intellectual Property Rights, then, as of the earlier of the date of the receipt of Substantial Notice by Schott or the Company, as the case may be, from a third party, or the commencement of any litigation relating to such challenge to the invalidity or unenforceability, Schott may suspend the payment of the Minimum Automotive

     Glazing Royalty and pay such amounts into escrow, until such time as the challenge to the validity and enforceability of such patents has been settled or adjudicated, and upon such settlement or adjudication Schott may, at its option:

               (1) notify Donnelly that it will stop making payments of the Minimum Automotive Glazing Royalty, in which case Donnelly's obligation not to license its Technology or Intellectual Property Rights to any party other than Schott and the Company for Automotive Glazing, as provided in Section 2.5, shall terminate; or

               (2) offer to negotiate a lower Minimum Automotive Glazing Royalty with Donnelly, in which case Schott and Donnelly shall promptly enter into good faith negotiations and use their reasonable best efforts to reach agreement as to the amount of future Automotive Glazing Royalties that will equitably reflect the diminished value of Donnelly's Intellectual Property Rights relating to Automotive Glazing resulting from the invalidity and/or unenforceability of such Intellectual Property Rights. If the parties cannot mutually agree as to the amount payable with respect to future Automotive Glazing Royalties, notwithstanding such good faith negotiations, the issue of the amount of future payments with respect to the Minimum Automotive Glazing Royalty shall be resolved by means of arbitration, as provided in Section
               11.10 hereof.

At such time as such challenge to the validity and enforceability of patents has been settled or adjudicated, as the case may be, all amounts paid into escrow pursuant to this Section 8.2(b) shall be released to the respective parties in order equitably to reflect the value of Donnelly's Intellectual Property Rights relating to Automotive Glazing as the result of, and remaining after, such challenge. If the parties cannot mutually agree as to the amount payable with respect to amounts of Automotive Glazing Royalties paid into escrow, notwithstanding such good faith negotiations, the issue of the release of such escrowed funds shall be resolved by means of arbitration, as provided in Section
11.10 hereof.

          (c) Neither the Company nor Schott undertakes any obligation to indemnify Donnelly against, or assume any responsibility for, any claim of infringement by any third party relating to or arising out of any exercise of any right or license granted to Donnelly, the Company or Schott, as the case may be, under this Agreement.

          (d) As used in this Agreement, "Substantial Notice" shall mean a written notice from a third party that either (i) alleges that the use of Donnelly's Technology or Intellectual Property Rights or the manufacture or sale of Licensed Products infringes a third party's intellectual or industrial property rights by a method or apparatus covered by the Technology or Intellectual Property Rights or (ii) challenges to the validity or enforceability of Intellectual Property Rights, and constitutes grounds for the recipient of such written notice to seek a declaratory judgment with respect to such allegation(s) or challenge(s).

                                    ARTICLE 9
              INFRINGEMENT OF LICENSED INTELLECTUAL PROPERTY RIGHTS

     9.1 Action by a Licensee. Except as provided in Section 9.2, a Licensee shall have the right but shall not be obligated to institute proceedings in its own name or in the name of the Licensor against any third party infringer, in the Licensee's field of use of Licensed Products, of any Intellectual Property Rights licensed by the Licensor to the Licensee pursuant to this Agreement. If the Licensor or a Licensee becomes aware of any actual, threatened, or apparent infringement of any of the licensed Intellectual Property Rights by any Person in the field of use of Licensed Products, such party agrees to provide the other parties with written notice prior to suit of such actual, threatened, or apparent infringement and agrees to furnish to the other party any available evidence of such actual, threatened, or apparent infringement. The Licensor agrees to cooperate in any proceedings instituted by a Licensee against third party infringers and to provide information relating to such proceedings which the Licensor may reasonably request. In the event that a Licensee determines that it lacks standing to commence such a proceeding, the Licensor agrees to execute such documents and take such actions as the Licensee may reasonably request for the purpose of commencing such infringement proceedings. The Licensee shall have the right to control prosecution of such proceedings regardless of whether the proceedings are commenced in the Licensor's name or in the name of the Licensee; provided, however, that (a) in the event of a counterclaim against the Licensor, or a challenge to the validity or enforceability of any Intellectual Property Rights, the litigation shall be jointly managed by a Licensor and the Licensee so long as the Licensor pays all costs and expenses relating to such counter claim and/or challenge to the validity or enforceability of any Intellectual Property Rights; provided, however, that in the event of disagreements between a Licensor and Licensee in such jointly managed litigation, (1) the final decision of issues in disagreement relating to alleged infringements of third-party rights shall be made by the Licensee and (2) the final decision of issues in disagreement related to challenges to the validity and enforceability of Intellectual Property Rights shall be made by the Licensor; and (b) the Licensee shall not settle any claim or counterclaim in any manner agreeing to the invalidity or limitation of any Intellectual Property Right without the prior written consent of the Licensor. Any recovery awarded in such proceedings shall be retained by the Licensee; provided, however, that the respective expenses of the Licensor and Licensee shall first be paid, pro rata, out of the proceeds of such recovery.

          9.2 Action by the Licensor. In the event the Licensor notifies the Licensee or receives notice from the Licensee of actual, threatened, or apparent infringement of any licensed rights or Intellectual Property Rights by a third party, and (a) the infringement is in the field of automotive mirrors or automotive rear vision systems, or (b) the Licensee does not institute proceedings against such a third party within sixty (60) days of notification, then the Licensor may institute proceedings against such a third party, at its own expense, and in the Licensee's name, subject to the Licensor's prompt reimbursement of Licensee's costs and expenses with respect to such proceedings. The Licensee agrees to cooperate fully with the Licensor in such proceedings. Any recovery awarded in such proceedings shall be retained by the Licensor.

                                   ARTICLE 10
                              TERM AND TERMINATION

     10.1 Term. Unless otherwise terminated as provided herein:

          (a) The licenses granted hereunder to the Company shall remain in place and shall continue notwithstanding the withdrawal of either Initial Member (or its Affiliate) or both Initial Members (or their respective Affiliates) from the Company;

          (b) The licenses granted hereunder from the Company to Schott and/or Donnelly (and their Affiliates), respectively, shall continue so long as either Donnelly (or an Affiliate of Donnelly) or Schott North America (or an Affiliate of Schott North America) is a member of the Company, and upon the withdrawal from the Company by either Donnelly (or an Affiliate of Donnelly) or Schott North America (or an Affiliate of Schott North America), as the case may be, such licenses to the withdrawing member (or its Affiliates) shall continue under the same terms and scope existing as of the date of such withdrawal, including but not limited to Improvements existing as of the date of such withdrawal; and

          (c) The licenses granted hereunder from Donnelly to Schott (and its Affiliates) shall remain in place and shall continue notwithstanding any withdrawal of either Donnelly (or an Affiliate of Donnelly) or Schott North America (or an Affiliate of Schott North America) from the Company; provided, however, that such licenses to Schott (or its Affiliate) shall be terminated as of the date of the withdrawal by Schott if:

               (i) Schott's Interest is deemed forfeited pursuant to Section 8.01(c) of the LLC Agreement, or

               (ii) Schott fails to pay to Donnelly, within thirty (30) days of such withdrawal, one-half (1/2) of the difference between $9.5 million and the aggregate amount contributed to the Company by Schott pursuant to Section 3.04(a) of the LLC Agreement as of the date of withdrawal.


     10.2 Default. If any party fails to comply with any of its obligations hereunder, and after notice from another party such failure continues for sixty
(60) days, such action shall constitute a default hereunder; provided, however, if a default under this Agreement cannot reasonably and with due diligence and good faith be cured within said 60-day period, and if the defaulting party promptly commences and proceeds to complete the cure of such default with due diligence and in good faith, the 60-day period with respect to such default shall be extended to include such additional period of time as may be reasonably necessary to cure such default.

                                   ARTICLE 11
                                  CONSTRUCTION

     11.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to any applicable principles of conflicts of laws.

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

                  To Donnelly:     Donnelly Corporation
                                   49 W. Third Street
                                   Holland, Michigan 49423
                                   Attention: Niall Lynam
                                   Fax No. (616) 786-786-5185

                  With a copy to:  Varnum, Riddering, Howlett & Schmidt LLP
                                   Bridgewater Place
                                   333 Bridge Street, N.W., P.O. Box 352
                                   Grand Rapids, Michigan 49504
                                   Attention: Daniel Molhoek
                                   Fax No.  (616) 336-7000

                  To the Company:

                  To:              Schott Corporation
                                   Schott North America Manufacturing, Inc.
                                   3 Odell Plaza
                                   Yonkers, New York 10701
                                   Attention: Manfred Jaeckel
                                   Fax No. (914) 968-8585; and

                                   Schott Glas
                                   Legal Department
                                   Hattenbergstra(beta)e 10
                                   P.O. Box 2480
                                   D-55014 Mainz
                                   Federal Republic of Germany
                                   Attention: Dr. Wilhelm Niemeier
                                   Facsimile: 011-49-61-31-66-2098.

                  With a copy to:  Rogers & Wells LLP
                                   200 Park Avenue

                                   New York, New York 10166
                                   Attention: Richard T. McDermott
                                   Facsimile: (212) 878-8375

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

     11.5  No  Third  Party  Rights.   This  Agreement  is  intended  to  create
enforceable rights between the parties hereto only, and creates no rights in, or obligations to, any other Persons whatsoever.

     11.6 Schedules Included in Exhibits; Incorporation by Reference. Any reference to an Exhibit or Schedule to this Agreement contained herein shall be deemed to include any Exhibits or Schedules to such Exhibit or Schedules. Each of the Exhibits and Schedules referred to in this Agreement, and each Exhibit or Schedule thereto, is hereby incorporated by reference in this Agreement as if such Schedules and Exhibits were set out in full in the text of this Agreement.

     11.7 Amendments. This Agreement may not be amended except by written agreement executed by duly authorized officers of all of the parties hereto.

     11.8 Entire Agreement; Section Headings. This Agreement, the Joint Venture Agreement, the LLC Agreement and the agreements contemplated by the LLC Agreement constitute the entire agreement among the parties hereto relating to the subject matter hereof and supersede all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     11.9 Assignment. Except as otherwise specifically provided in this Agreement, the Joint Venture Agreement, or the LLC Agreement, neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party without the prior written consent of all the parties to this Agreement.

     11.10 Arbitration.

          (a) Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or related to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute arises among the parties under or relating to this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one party to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission, except the decision shall be rendered by one arbitrator. The parties shall attempt to agree upon an arbitrator. The arbitrator shall be a licensed attorney-at-law, experienced and knowledgeable in the field of intellectual property, with technical knowledge sufficient to understand and render a reasoned written opinion with respect to this Agreement, the Technology and the Intellectual Property Rights. If an arbitrator cannot be agreed upon, the party that did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Western District of Michigan or the Chief Judge of the United States District Court for the Southern District of New York to appoint an arbitrator. If he or she cannot or does not appoint such arbitrator, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted in English on an expedited schedule, and all proceedings shall be confidential.

          (b) The parties shall use their reasonable best efforts to limit the total time period of any arbitration to a maximum of six months. Discovery shall be limited to a maximum time period of four months, unless extended by the arbitrator, and any party's failure to deliver documents for discovery in a timely manner shall preclude such party from relying on other documents that support its position with respect to the issue in question. The arbitrator shall use his or her reasonable best efforts to decide any dispute hereunder within the six-month time period referred to in the first sentence of this paragraph (b).

          (c) Any party may at its expense make a stenographic record of any arbitration proceeding. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing party as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration shall take place at New York, New York, or Grand Rapids, Michigan at the election of the party not giving the Arbitration Notice.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                 DONNELLY CORPORATION

                                 By /s/ Scott E. Reed
                                    Scott E. Reed
                                  Its Sr. VP and CFO


                                 SCHOTT GLAS

                                 By  /s/ Dr. Ungeheuer       /s/ R. Langfeld
                                 Name: Dr. Ungeheuer         Dr. Roland Langfeld
                                 Its: Member of the          Vice President R&D
                                 Board of
                                 Management


                                 SCHOTT CORPORATION

                                 By /s/ Guy Pierre De Conincx

                                  Its ___________________________


                                 SCHOTT NORTH AMERICA
                                 MANUFACTURING, INC.

                                 By /s/ Guy Pierre De Conincx

                                  Its ___________________________


                                 SCHOTT-DONNELLY LLC
                                 SMART GLASS SOLUTIONS

                                 By /s/ Niall Lynam

                                  Its Chairman

                                   SCHEDULE A

All of Donnelly's Intellectual Property Rights and Improvements, and all of Donnelly's other patents and patent applications relating to electrochromic glazing existing on the date hereof which may be useful or necessary to the Company in the Joint Venture Fields, including but not limited to the following:
Issued Patents
5838483 and 5604626 (which describe user controllable photochromic devices) 5,073,012
5,239,406
5,523,877
5,680,245
5,864,419
4,996,083
4,855,161
4,959,247
5,252,354
5,277,986
5,457,218
5,076,673
5,148,014
5,220,317
5,384,578
5,424,865
5,140,455
5,142,407
5,145,609
5,151,816
5,216,536
5,233,461
5,239,405
5,300,374
5,340,503
5,424,865
5,472,643
5,567,360
5,611,966
5,725,809
5,729,379

Patent Applications
 - WO97/3850
 - applications filed by Donnelly regarding the use of a roller coater to apply the sol-gel coatings
 - application regarding the use of additional bus bars

 - application called "Method and apparatus for filling the cavities of cells and laminated substrates with a fluid

                                   SCHEDULE B

All of Donnelly's Technology and non-patented knowhow relating to electrochromic glazing existing on the date hereof which may be useful or necessary to the Company in the Joint Venture Fields and Donnelly's Improvements, including but not limited to the following:

 -  Commercialization of EC products

 -  Material selection, purification and synthesis

 -  Accelerated testing/reliability assurance

 -  Sealing techniques/seal integrity testing

 -  Substrate preparation & cleaning

 -  Diagnostic testing

 -  Troubleshooting/PFMEA

 -  Equipment design

 -  Process design

 -  Customization for automotive applications

 -  Production scale-up of EC products

 -  Quality systems for EC products

 -  Component, material and equipment selection & procurement

 -  Electrical connectors and interfaces

 -  Automotive development, supply and quality systems

 -  Failure analysis and countermeasure implementation

 -  Competitive benchmarking

 -  Manufacturing flow and production control for EC products

 -  Costing & pricing for EC products

 -  Supplier development & quality control for EC products

EXHIBIT 13
                       DONNELLY CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers, (iv) market development of specific products of the Company, including electrochromic mirrors, (v) whether the Company successfully implements its European restructuring, (vi) effects of the year 2000 on the Company's business and (vii) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

OVERVIEW

Donnelly Corporation ("the Company") is an international supplier of automotive parts and component systems through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear view mirror systems, modular window systems and handle products. The Company's non-automotive products represent less than 4% of total net sales for each of the last three years.

The Company is primarily managed based on geographic segments and the product markets they serve. The Company has two reportable segments: North American Automotive Operations ("NAAO") and European Automotive Operations ("EAO"). The operating segments are managed separately as they each represent a strategic operational component that offers the Company's product lines to customers in different geographical markets.

The Company's fiscal year is the 52- or 53- week period ending the Saturday nearest June 30. Fiscal years ended July 3, 1999, June 27, 1998, and June 28, 1997, included 53, 52 and 52 weeks, respectively. The fiscal years of the Company's German and Spanish subsidiaries end on May 31. Effective July 4, 1999, the Company will change the date for the end of its fiscal year from the Saturday nearest June 30 to December 31. For the transition period from July 4, 1999, to December 31, 1999, the Company's fiscal quarter will end on October 2. All year and quarter references relate to the Company's fiscal years and fiscal quarters, unless otherwise stated.

The Company's net sales and net income may be subject to significant fluctuations attributable primarily to production schedules of the Company's major automotive customers. In addition, the Company has benefited from strong product content on light trucks, including sport utility vehicles, as compared to automobiles. These factors cause results to fluctuate from period to period and year to year. The comparability of the Company's results on a period to period basis is also affected by the Company's formation and disposition of subsidiaries, joint ventures and alliances, and acquisitions and investments in new product lines.

In the second quarter of 1999, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation ("Optics") into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. As a result of this transaction, the financial results of Optics are no longer included in the Company's financial statements after December 1, 1998. The transaction had no impact on the Company's operating results.

On July 1, 1999, the Company signed a letter of intent to sell its investment in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear") for an undisclosed amount. The transaction is expected to be completed in the first quarter of the next fiscal period and is expected to have a one-time, material favorable impact on the net income and cash flow of the Company. In addition, due to the transfer of the Company's interior lighting and trim sales contracts included in the joint venture to Lear, future annual net sales will be reduced by approximately $65 to $70 million per year (see Note 2).

RESULTS OF OPERATIONS

Comparison of 1999 to 1998

North American Automotive Operations

Net sales for NAAO increased by approximately 15.4% for the year and 18.3% for the fourth quarter of 1999, compared to the same periods of 1998, respectively. The increase was primarily due to programs launched in 1998 running at full production volumes in 1999, new product introductions in the modular window product line, stronger North American car and light truck build and a 53 week versus 52 week year. North American car and light truck build increased approximately 6% in 1999 compared to 1998 and increased 13% for the comparable fourth quarter periods.

NAAO gross profit was higher for the year and fourth quarter compared to the previous year primarily due to the stronger sales levels. However, gross profit margins have decreased as a percent of net sales due to significant customer pricing pressures and a more rapid rate of revenue growth in modular window net sales, relative to the net sales growth of other products, such as mirrors, which have higher gross profit margins. Improvements in purchased material costs partially offset pressures on gross profit margins. The Company may experience a change in gross profit margin from period to period based on the sales growth or change in mix of higher- or lower-margin products. It is expected that future revenue growth will be more balanced between higher- and lower- margin products. A favorable arbitration award in 1998 associated with Donnelly Happich Technology, Inc., ("Donnelly Happich"), offset costs associated with visor programs and improved margins in 1998.

The Company's North American operating margins were flat for both the fourth quarter and twelve month period of 1999 compared to 1998. Higher sales volumes and lower selling, administrative and research and development costs as a percent to net sales were offset by an unfavorable mix of lower margin products and significant customer pricing pressures. During 1999, NAAO implemented a cost reduction program to focus functional groups on best-in-class performance. This program allowed NAAO to leverage these expenses with increases in sales.

European Automotive Operations

Net sales for EAO were approximately 7.3% higher in 1999 compared to 1998 and increased 5.8% for the comparable fourth quarter periods. This was primarily due to the launch of new electrochromic business and product content on strong selling vehicles. European car build, while relatively flat in 1999 compared to 1998, remained strong. Exchange rates did not have a material effect on the comparability of net sales between 1999 and 1998.

EAO gross profit margin increased slightly for the year and fourth quarter of 1999 compared to 1998. Gross profit performance at the Company's operations in Spain and France continue to remain strong. EAO gross profit margins were stronger despite inventory write-offs and other expenses associated with the 1999 European turnaround plan, discussed below, and an increase to warranty reserves. Improvements in purchased material costs and a one-time supplier rebate in the third quarter of 1999 partially offset these expenses.

In February 1999, the Company announced a European turnaround plan. The Company's European automotive segment recorded unfavorable operating results over the last three years with operating income (losses) of $0.7 million in 1998, $2.1 million in 1997 (excluding restructuring charges), and ($3.7) million in 1996, despite strong automotive car build and overall sales increases in the Company's European operations. Certain key operating units in Europe continued to perform at an operating loss. In September 1998, the Company assigned four senior managers from its North American operations to this segment to improve the Company's overall operating performance in Europe. The objective of the restructuring plan is to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a customer focused structure, 2) consolidating two German manufacturing facilities, 3) implementing throughout Europe the Donnelly Production System, the Company's approach to lean manufacturing processes, 4) re-negotiating an existing labor contract and 5) realigning sales and engineering functions throughout Europe.

In the third quarter of 1999, an $8.8 million pretax restructuring charge, or $3.5 million charge to net income, was recorded for this plan. The restructuring charge included $1.4 million for the impairment of assets and a reserve of $7.4 million for anticipated incremental cash expenditures for the severance and voluntary incentive programs for approximately 200 production, production support, sales and engineering employees. The restructuring charge was recorded in accordance with Emerging Issues Task Force ("EITF") 94-3. The impairment of long-lived assets includes adjustments to the carrying-value of certain facilities and operating assets. The impairment charge was determined by comparing management's current estimate of the fair market value of the assets based on existing or alternative use of those assets impacted by the turnaround plan with the carrying-value of the related assets. The estimated underlying fair market value for these assets is subject to change. The Company will also fund approximately $4.3 million for the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the 1999 European turnaround plan. These costs do not qualify as restructuring under EITF 94-3 and therefore are included in the Company's capital and operating budget for the next six to eight months; the majority of the costs will be capitalized.

In July 1999, the Company completed the re-negotiation of its labor contract in Germany allowing for greater work flexibility rules, broader productivity guidelines and a delay in certain wage increases until certain income profitability targets are accomplished. As of July 3, 1999, cash payments of $0.6 million had been incurred, including the termination of 10 employees associated with the plan. It is expected that all actions associated with the plan will be completed by the end of calendar year 2000.

EAO operating income was lower in 1999 compared to 1998 primarily due to the restructuring charge, inventory write-offs and other expenses associated with the 1999 European turnaround plan. EAO operating income was also impacted by approximately $0.9 million of costs associated with the year 2000 remediation process. EAO operating income in the fourth quarter of 1999 was higher than 1998 primarily due to stronger volumes during the period.

Company

Net sales were $905.0 million in 1999 compared to $763.3 million in 1998, an increase of approximately 19%. Net sales for the fourth quarter of 1999 and 1998 were $243.1 million and $209.7, respectively, an increase of approximately 16%. Suppliers in the automotive industry continue to experience significant price demands from their customers. While these price demands continue to place significant pressure on the Company's gross profit and operating margins, they did not have a material impact on net sales for 1999 or 1998. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts included in the joint venture, future annual net sales will be reduced by approximately $65 to $70 million per year. The Company has announced its intent to sell its investment in this joint venture (see Note 2).

Gross profit margin for 1999 was 14.8% compared to 17.1% in 1998 and 14.2% in the fourth quarter of 1999 compared to 17.3% in the same period of 1998. The lower gross profit margins are primarily due to the formation of the Lear Donnelly joint venture, which is accounted for under the equity method, relatively greater revenue growth of products with lower profit margins at NAAO, significant global pricing pressures and inventory write-offs and other expenses associated with the 1999 European turnaround plan. The Lear Donnelly joint venture unfavorably impacts gross profit margins because sales related to the joint venture are included in the net sales of the Company, but the gross profit is recorded by Lear Donnelly, which the Company accounts for under the equity method (see Note 2).

Selling, general and administrative expenses were flat at 9.2% of net sales in 1999 and 1998. In the fourth quarter of 1999, these expenses were 9.1% of sales compared to 9.7% in the same period of 1998 primarily as a result of the Company's ability to leverage these expenses on higher sales volumes. In addition, these expenses were lower for the year and fourth quarter due to the Optics merger.

Research and development expenses were $34.2 million in 1999, compared to $36.4 million in 1998. These expenses were lower for the year primarily due to the Lear Donnelly joint venture, the formation of the Schott Donnelly LLC Smart Glass Solutions ("Schott Donnelly") joint venture, Optics merger and the formation of Donnelly Electronics LLC. Operating expenses for the respective businesses and technologies contributed by the Company to these ventures were transferred to the new ventures which are accounted for under the equity or cost method of accounting.

In the fourth quarter of 1998, Optics recognized a $3.5 million pretax charge against operating income, or $2.3 million after tax, due to the cancellation of a customer order related to market dynamics in the digital imaging sector of the computer industry. The charge primarily consisted of a write-off of tooling and other current assets and severance of approximately 25 manufacturing and administrative personnel. The severance cash payments were completed in the second quarter of 1999. This business was merged into a new company in the second quarter of 1999 (see Note 2).

The Company reported operating income of $8.1 million in 1999 compared to $20.4 million in 1998 or 0.9% and 2.7% of net sales, respectively. For the fourth quarter of 1999, the Company had operating income of $6.9 million, an increase of $2.6 million compared to the same period last year. The Company's operating margins were lower in 1999 primarily due to the restructuring charge and costs associated with the 1999 European turnaround plan and higher growth in sales at NAAO of lower margin products. Operating income in 1998 benefited from the favorable arbitration settlement related to the Company's joint venture, Donnelly Happich, which offset costs on certain visor programs. However, 1998 was unfavorably impacted by the charge at Optics. The formation of the Lear Donnelly joint venture did not have a material impact on the Company's operating margins for the fourth quarter or twelve-month period.

Interest expense was $7.9 and $8.3 million in 1999 and 1998, respectively, and slightly lower in the fourth quarter compared to 1998.

Interest expense was lower primarily due to lower average debt during 1999 compared to 1998. Royalty income was $0.8 million and $0.1 million in 1999 and 1998, respectively.

Other income, net was $2.6 million and $1.9 million in 1999 and 1998, respectively, and $3.0 million compared to $1.2 million in the fourth quarter of 1999 and 1998, respectively. In the fourth quarter of 1999, the Company formed Schott Donnelly, a 50-50 joint venture with Schott North America Manufacturing, Inc., a wholly owned subsidiary of Schott Corporation ("Schott"). Schott is a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture will design and manufacture electrochromic glass for automotive and architectural applications. Upon the formation of this joint venture, the Company received $2 million, which was recorded as a pretax gain. In accordance with the LLC operating agreement, losses generated by the joint venture will be allocated to Schott until Schott has contributed $9.5 million.


In the second and third quarters of 1999, the Company sold its entire interest in VISION Group plc ("VISION Group"). As a result of these sales, the Company received $8.6 million in proceeds and recognized a combined pretax gain of approximately $5.5 million, or $0.35 per share after tax. The Company's equity in the financial results of VISION Group is no longer included in the Company's financial statements after November 1999.

In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation ("AFC") during an initial public offering. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a pretax gain of approximately $4.6 million, or $0.22 per share after tax.

The Company's effective tax rate was 15.8% in 1999, compared to 26.3% in 1998. The lower effective tax rate is the result of tax benefits recognized on domestic export sales and domestic U.S. research tax credits. Where these items were equal to 1998 levels, the relative percent to the Company's lower pretax earnings was higher. In addition, local trade tax benefits in Germany favorably impacted the Company's effective tax rate. These benefits were partially offset by foreign operating losses in Asia for the Company's Malaysian operation for which no net operating loss carryforward can be utilized due to tax treatment relating to start-up companies in Malaysia. The Company has recorded $12.4 million and $7.1 million of deferred tax assets on non-expiring net operating loss carry-forwards at July 3, 1999, and June 27, 1998, respectively. A significant portion of the loss carryforwards resulted from the 1997 and 1999 European restructuring charges.

Minority interest in net loss of subsidiaries increased to $3.2 million in 1999, compared to $0.4 million in 1998, primarily due to the restructuring charge and operating losses at the Company's German operations.

Equity in losses of affiliated companies improved to $0.8 million in 1999 compared to $1.5 million in 1998, primarily related to the sale of the Company's interest in VISION Group, which was incurring operating losses, and operational improvements at the Company's joint ventures in China.

Net income was $10.6 million in 1999 compared to $13.0 million in 1998.

During 1999, the Company continued to focus on implementing plans to improve financial performance. In September 1998, four members from the Company's senior management team began extended assignments in Europe to bring greater speed and effectiveness to the restructuring and turnaround needed in Europe. In the third quarter of 1999, this senior management team developed a turnaround plan to restore the European operations to long-term profitability. This action combined with the impact of the merger of Optics into a new company, the sale of the Company's interest in VISION Group, the formation of Schott Donnelly and productivity improvements made in North America are expected to improve the overall operating performance and financial condition of the Company. In North America, the Company's management has implemented an effort to re-focus functional groups on best-in-class performance in terms of operational effectiveness and cost efficiency. This initiative has led to setting productivity improvement goals in North American administrative functions.

Comparison of 1998 to 1997

North American Automotive Operations

Net sales for NAAO increased by approximately 4.8% in 1998 compared to 1997 and 3.4% for the comparable fourth quarter periods. The increase was primarily due to programs launched in 1997 running at full production volumes in 1998 and new product introductions in the modular window, door handle and interior trim product lines. The increase in North American net sales occurred despite the fact that automotive industry production increased less than 3%.

NAAO gross profit and operating margins were lower in 1998 due to stronger sales on products with lower margins, primarily modular windows, and continued customer pricing pressures. In addition, a favorable arbitration award in 1998 associated with Donnelly Happich offset costs associated with visor programs and improved margins in 1998.

European Automotive Operations

Net sales for EAO increased by approximately 17.8% in 1998 compared to 1997, primarily due to the consolidation of the Company's German subsidiary, Donnelly Hohe GmbH and Co. K.G. ("Donnelly Hohe"). As a result of acquiring a controlling interest in the general partner of Donnelly Hohe, the company began consolidating the financial statements of Donnelly Hohe, beginning in the second quarter of 1997. EAO net sales for the fourth quarter of 1998, increased 1.4% compared to the same period in the prior year. Net sales for EAO, as reported in the local currencies for these operations, increased moderately for the year ended 1998 compared to 1997, including Donnelly Hohe for the entire twelve month period for both years. However, due to the increased strength of the dollar relative to the German mark, Irish punt and French franc for the year ended 1998 as compared to 1997, the reported consolidated net sales in dollars for the Company's European operations were down slightly compared to 1997, including Donnelly Hohe for the entire twelve month period for both years.

Gross profit for the Company's European operations was higher due to the consolidation of Donnelly Hohe in the second quarter of 1997. Gross profit margins for the Company's European Operations were slightly lower in 1998 compared to 1997. The inclusion of Donnelly Hohe, for a full twelve months in 1998, unfavorably impacted margins due to the first quarter performance of this operation being included in 1998. Margins for Donnelly Hohe are traditionally lower in the first quarter due to lower sales volumes caused by industry shutdowns. On a comparable twelve-month basis, the gross profit margins at Donnelly Hohe were flat. Gross profit margins at the Company's Irish operations improved in 1998 compared to 1997 due to launch issues in 1997, partially offsetting the impact of Donnelly Hohe.

In May 1997, the Company announced a European restructuring plan to realign manufacturing capacity, improve operating efficiencies and to reduce future operating costs. The Company's strategy to penetrate European markets was through acquisitions; the most significant of which was Donnelly Hohe in March 1995. Donnelly Hohe, based in Germany, serves many of the main auto producers in Europe in exterior mirrors, interior mirrors, door handles and certain non-automotive products through four operating facilities in Germany and one in Spain. The restructuring plan was primarily based on the decision to re-organize product lines and production processes within operations of Donnelly Hohe at Dorfprozelten, Germany and other European locations in Schleiz, Germany, Spain and Ireland. In addition, the plan included costs associated with the restructuring of management at Donnelly Hohe and within the overall European management structure. The strategic intent of the plan was primarily to consolidate redundant manufacturing processes, move certain assembly operations to lower cost areas of production and centralize European management responsibility.

In the fourth quarter of 1997, a $10.0 million pretax restructuring charge, or $4.0 million charge to net income, was recorded for this plan. The restructuring charge consisted of a severance program, voluntary separation incentives and administrative costs associated with the plan in accordance with EITF 94-3. The severance and separation incentive program includes approximately 230 personnel, primarily personnel in manufacturing and European management functions. Through July 3, 1999, the Company had terminated 129 employees under the 1997 plan and had incurred cumulative cash payments of $5.5 million. In addition, in 1998, the Company recorded a reduction to the restructuring reserve of $1.1 million pretax associated with changes to the plan.

Due to changes in management at the Company's European operations, implementation of the restructuring plan was delayed. However, the remaining actions under this plan have not changed. The remaining reserve of $2.8 million, as adjusted for foreign currency changes, has been combined with the restructuring charge taken in the third quarter of 1999. All remaining employee separation benefits and related cash payments are expected to be completed in conjunction with the most recent European restructuring initiatives.

Operating income for the Company's European operations increased for the year and fourth quarter of 1998 compared to 1997 primarily due to the impact of the restructuring charge in 1997.

Company

Net sales were $763.3 million in 1998 compared to $671.3 million in 1997, an increase of approximately 13.7%, which was primarily the result of the consolidation of Donnelly Hohe for the entire twelve month period and stronger sales at NAAO. Pro forma net sales for 1997 were approximately $720 million including Donnelly Hohe's net sales for the first quarter. Net sales were $209.7 million in the fourth quarter of 1998 compared to $188.2 million in the fourth quarter of 1997, an increase of approximately 11.4%, due to stronger North American sales. While price pressures from the Company's customers continued to impact the Company's gross profit and operating margins, they did not have a material impact on the Company's net sales for 1998 or 1997.

Gross profit margin for 1998 was 17.1% compared to 18.9% in 1997 and 17.3% in the fourth quarter of 1998 compared to 18.8% in the same period of 1997. Gross Profit margins are lower primarily due to the formation of the Lear Donnelly joint venture, lower gross profit margins at NAAO and the consolidation of Donnelly Hohe.

Selling, general and administrative expenses decreased to 9.2% of net sales in 1998 from 9.9% of net sales in 1997, primarily due to the formation of the Lear Donnelly joint venture. These costs are lower as a percent to sales due to certain general and administrative functions to support the interior trim and lighting business being transferred to the joint venture, which is accounted for under the equity method. In the fourth quarter of 1998, these expenses were 9.7% of sales compared to 10.2% in the same period of 1997.

Research and development expenses were $36.4 million in 1998 compared to $32.5 million in 1997. These expenses were flat as a percent of sales in 1998 compared to 1997.

In the fourth quarter of 1998, Optics recognized a $3.5 million pretax charge against operating income, or $2.3 million after tax (see Note 4).

The Company's operating income increased from $17.7 million in 1997 to $20.4 million in 1998. However, the Company's operating income was lower in 1998 as a percent of sales, primarily due to losses associated with the start-up of Donnelly Optics and an unfavorable product mix in NAAO. In addition to these factors, the Company experienced lower operating income as a percent of sales due to the $3.5 million pretax charge at Optics. The formation of the Lear
Donnelly joint venture did not have a significant impact on the Company's operating margins.

Interest  expense  was $8.3 and $9.5  million  in 1998 and  1997,  respectively.
Interest expense was lower primarily due to lower average debt during 1998 compared to 1997. In the second quarter of 1997, the Company entered into an agreement to sell an interest in a defined pool of trade accounts receivable. As of the Company's combined consolidated balance sheets, dated June 27, 1998 and June 28, 1997, a $40.3 million and $40.0 million interest in accounts receivable were sold under this agreement, respectively, with proceeds used to reduce revolving lines of credit. The discount expense associated with this transaction is included in selling, general and administrative expenses.

Royalty income was $0.1 million and $1.5 million in 1998 and 1997, respectively. Royalty income is lower due to the completion of various licensing agreements with companies in Asia.

Other income was $1.9 million and $0.8 million in 1998 and 1997, respectively. Other income was higher in 1998 primarily due to grant income and favorable foreign currency transaction gains recognized at some of the Company's European operations.

In the second quarter of 1997, the Company sold 2.5% of its holding in VISION Group, resulting in a $0.9 million pretax gain. In the second quarter of 1998, the Company sold its 50% interest in AFC during an initial public offering. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a pretax gain of approximately $4.6 million, or $0.22 per share after tax.

The Company's effective tax rate was 26.3% in 1998, compared to 23.2% in 1997. The lower tax rate in 1997 was due to operating losses in Germany at higher tax rates. The Company recognized lower taxes than expected in the fourth quarter of 1998 due to higher tax credits than expected and tax exempt income on higher export sales, combined with a reduced pretax result from the charge at Optics.

Minority interest in net loss of subsidiaries was $0.4 million in 1998, compared to $1.1 million in 1997. Equity in losses of affiliated companies was ($1.5) million in 1998 compared to $(0.3) million for the same period in 1997. Equity earnings of affiliated companies were significantly lower in 1998 due to losses incurred at VISION Group. The losses were incurred due to slower than anticipated consumer acceptance for VISION Group's integrated camera microchip products. In the second and third quarters of 1999, the Company sold its entire interest in VISION Group (see Note
2). The Lear Donnelly joint venture did not have a significant impact on the Company's equity earnings in 1998.

Net income was $13.0 million in 1998, compared to $10.0 million in 1997. Net income for 1998 included a $2.2 million net gain after taxes associated with the sale of AFC, offset by a $2.3 million charge after taxes, at Optics. The consolidation of Donnelly Hohe did not impact the comparability of net income from 1997 to 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.1 and 1.5 at July 3, 1999, and June 27, 1998, respectively. Working capital was $7.3 million on July 3, 1999, compared to $58.3 million on June 27, 1998. Current assets decreased as compared to June 1998, despite the increase in overall sales volumes. The most significant factor causing the decrease in working capital was the timing of customer payments relative to the ending balance sheet dates of July 3, 1999 and June 27, 1998, respectively. The Company's North American customers provide payment to the Company on pre-established payment dates ranging from the 28th to the 30th of each month. Therefore, a number of customer payments were not received by June 27, 1998, resulting in higher accounts receivable balance on this date. The receipt of customer payments, combined with more active working capital management, provided funds which were used to reduce revolving lines of credit as of July 3, 1999. Working capital was also impacted by the restructuring charge taken in the third quarter of 1999 and improved inventory turnover. Inventory turnover improved due to improved operational performance at EAO and inventory write-offs associated with the 1999 European turnaround plan. The total restructuring reserve at July 3, 1999 was $10.1 million, of which $7.7 million is classified as short-term.

At July 3, 1999, and June 27, 1998, a $40.4 million and $40.3 million interest, respectively, had been sold under the Company's accounts receivable securitization. Proceeds sold under this agreement were used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. The agreement expires in December 1999, however is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures in 1999, 1998 and 1997 were $57.8, $46.2 and $35.2 million, respectively. Capital spending was higher in the twelve month period to support new business orders and to support the implementation of new manufacturing, distribution and administrative information systems. Capital spending the next twelve to eighteen months is expected to remain at current spending levels to support the continued launch of new business orders, the implementation of new manufacturing, distribution and administrative information systems globally and capital expenditures related to the 1999 European turnaround plan.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $22.5 million and $47.5 million in the Company's Combined Consolidated Balance Sheets dated July 3, 1999, and June 27, 1998, respectively. The Company's total long-term borrowing decreased by $31.5 million at July 3, 1999 compared to June 27, 1998, primarily due to lower working capital and net cash provided by operating activities.

The Company has announced significant restructuring plans in 1997 and 1999 to improve the overall profitability of the Company's European operations (see Note
4). Cash payments of approximately $9.2 million are expected to be required over the next eighteen months to support these plans primarily for the payment of severance and voluntary termination benefits. In addition, the Company will also require approximately $4.3 million for the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the 1999 European turnaround plan, the majority of which will be capitalized.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under the Company's existing credit facilities. In addition, the Company expects the sale of its investment in Lear Donnelly to have a material favorable impact on cash flows (see Note 2). This transaction is expected to be completed in the first quarter of the next fiscal period. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company.

The Company's primary foreign investments are in Germany, Ireland, Spain, France, Mexico, China, Brazil and Malaysia. Except for the Company's subsidiary in Mexico, whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end rates and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year. Translation gains and losses are reported as a separate component of shareholders' equity and are included in accumulated other comprehensive income. For the subsidiary in Mexico, transaction and translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature for which the translation gains or losses are reported as a separate component of shareholders' equity. Foreign currency transaction gains and losses included in other incom are not material.

The Company utilizes interest rate swaps and foreign exchange contracts, from time to time, to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" amends SFAS Nos. 52 and 107 and supersedes SFAS Nos. 80, 105 and 119. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the implementation of this new standard to have a material impact on results of operations or financial position of the Company.

Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-Up Activities," requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998. The impact of this standard on the results of operations and financial position of the Company is estimated to be approximately $0.7 million to $0.9 million, net of tax.

No other recently issued accounting standards are expected to have a material impact on the Company.

Year 2000

The year 2000 issue is the result of computer programs written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

During 1997, the Company formed an ongoing internal review team to address the year 2000 issue that encompasses operating and administrative areas of the Company. A team of the Company's global professionals has been engaged in a process to work with Company personnel to identify and resolve significant year 2000 issues in a timely manner. In addition, executive management regularly monitors the status of the Company's year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company has engaged in an assessment process with suppliers regarding the year 2000 issue.

The assessment, remediation and testing process has materially been completed at the Company's North American and European operations for all facilities, products, embedded systems and information systems. In addition, the Company has initiated formal communications with its joint ventures, suppliers and large customers in North America and Europe to determine the extent to which the Company is vulnerable to third-party failure to remediate their own year 2000 issues. Joint ventures have been analyzed utilizing the same process employed internally within the Company. All joint ventures are either year 2000 compliant at the present time or have plans in place where they will finish their year 2000 remediation by the end of the third calendar quarter of 1999. Critical suppliers have favorably performed under interview and audit procedures and in management's assessment have their year 2000 remediation underway in a reasonable manner.

The Company's operations in North America are in the process of both replacing their existing manufacturing, distribution and administrative applications with new software which is year 2000 compliant, as well as making their current legacy systems year 2000 compliant. The decisions to replace these systems were primarily based on the ongoing and expected future industry requirements and the inability of the current applications to meet these expectations. The Company has not accelerated the plans to replace these systems because of the year 2000 issue. A contingency plan has been developed which includes continuing use of current legacy system manufacturing and distribution software, which has been remediated and is currently year 2000 compliant. No significant issues have been identified by management that are expected to interrupt the Company's business systems, product performance or supply to customers. All necessary remediation actions are expected to be completed by the end of the third quarter. Total cost of all North American year 2000 inventory, analysis and testing was less than $0.5 million.

In Europe, the Company has completed the remediation process for facilities, embedded systems and information systems. The total cost of the remediation process was approximately $0.9 million.

The Company has utilized both internal and external resources to reprogram, or replace and test, the software for year 2000 modifications. The Company has substantially completed its year 2000 assessment and remediation. The project costs attributable to software developed for internal use to meet future industry requirements will be capitalized. Any remaining year 2000 project cost, anticipated to be less than $1 million, will be expensed as incurred over the next six months. Year 2000 preparations have had no material impact other than these costs. The Company has received several audits of year 2000 compliance from both customers and external auditors at customer requests. The current status of all such external audits is a current condition of acceptable year 2000 readiness.

In addition to the fact that the Company has substantially completed its assessment, remediation and testing efforts, it has also initiated a year 2000 contingency planning process to identify, reduce and manage the risk to our business and Customers of year 2000 failures on the part of others. The contingency planning process is intended to identify the most reasonable likely worst case scenarios and develop contingency plans to address them. While the individual contingency plans vary by facility, the common recurring theme for a worst case scenario is failure of local utilities and communications for 1 to 2 days. Contingencies planned by the Company include such key items as adequate local power generation capability to ensure continuous operation of computers and shipping, as well as, adequate on-hand finished goods to bridge such a gap with continuous supply to customers. The anticipated finalization and implementation of the year 2000 contingency plan is early fall 1999.

Management believes that the Company is devoting the necessary resources to keep remediated and tested systems year 2000 compliant.

Euro Conversion

Effective January 1, 1999, eleven of fifteen member countries of the European Union established permanent rates of exchange between the members' national currency and a new common currency, the "euro." In this first phase, the euro is available for non-cash transactions in the monetary, capital, foreign exchange and interbank markets. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until the euro currency is issued in January 2002 and the participating members' national currency is withdrawn by July 2002. The Company's significant European operations are all located in member countries participating in this monetary union.

The Company created an internal, pan-European, cross-functional team, as well as internal teams at each operation affected by the change to address operational implementation issues and investigate strategic opportunities due to the introduction of the euro. The Company has established action plans that are currently being implemented to address the euro's impact on information systems, currency exchange risk, taxation, contracts, competition and pricing. The Company anticipates benefiting from the introduction of the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe and increased efficiency in centralized European cash management. The Company does not presently expect that the introduction and use of the euro will materially affect the Company's foreign exchange hedging activities or the Company's use of derivative instruments. Any costs associated with the introduction of the euro will be expensed as incurred. The Company does not believe that the introduction of the euro will have a material impact on the results of operations or financial position of the Company.

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                                         July 3,             June 27,             June 28,
In thousands, except share data                Year ended                 1999                 1998                 1997
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                               $ 904,969           $ 763,311            $ 671,297
Cost of sales                                                             770,653             632,679              544,629
                                                                      -----------------------------------------------------
           Gross profit                                                   134,316             130,632              126,668
Operating expenses:
Selling, general and administrative                                        83,217              70,372               66,530
Research and development                                                   34,221              36,418               32,492
Restructuring and other charges                                             8,777               3,468                9,965
                                                                      -----------------------------------------------------
Total operating expenses                                                  126,215             110,258              108,987
                                                                      -----------------------------------------------------
           Operating income                                                 8,101              20,374               17,681
                                                                      -----------------------------------------------------
Non-operating (income) expenses:
Interest expense                                                            7,858               8,347                9,530
Interest income                                                              (547)               (560)                (648)
Royalty income                                                               (837)               (122)              (1,486)
Gain on sale of equity investments                                         (5,498)             (4,598)                (872)
Other income, net                                                          (2,568)             (1,872)                (848)
                                                                      -----------------------------------------------------
Non-operating (income) expenses                                            (1,592)              1,195                5,676
                                                                      -----------------------------------------------------
           Income before taxes on income                                    9,693              19,179               12,005
Taxes on income                                                             1,533               5,053                2,786
                                                                      -----------------------------------------------------
           Income before minority interest and
                equity earnings                                             8,160              14,126                9,219
Minority interest in net losses of subsidiaries                             3,214                 381                1,141
Equity in losses of affiliated companies                                     (782)             (1,498)                (340)
                                                                      -----------------------------------------------------
Net income                                                               $ 10,592            $ 13,009             $ 10,020
                                                                      =====================================================
Per share of common stock:
           Basic net income per share                                      $ 1.05              $ 1.30               $ 1.01

           Diluted net income per share                                    $ 1.04              $ 1.29               $ 1.00

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED BALANCE SHEETS

                                                                 July 3,        June 27,
In thousands, except share data                                   1999            1998
----------------------------------------------------------------------------------------
ASSETS
 Current assets:
 Cash and cash equivalents                                       $ 3,413        $ 5,628
 Accounts receivable, less allowance of $1,665 and $1,095         73,925         92,972
 Inventories                                                      42,722         44,146
 Recoverable customer tooling                                     20,478         19,211
 Prepaid expenses                                                  4,137          3,460
 Deferred income taxes                                             1,240          1,360
                                                             ---------------------------
          Total current assets                                   145,915        166,777
                                                             ---------------------------
 Property, plant and equipment:
 Land                                                              8,802          9,457
 Buildings                                                        76,506         79,721
 Machinery, equipment and software                               187,936        184,473
 Capital projects in progress                                     47,749         21,468
                                                             ---------------------------
                                                                 320,993        295,119
 Less accumulated depreciation                                   132,138        126,214
                                                             ---------------------------
          Net property, plant and equipment                      188,855        168,905
 Investments in and advances to affiliates                        28,588         19,590
 Other assets                                                     31,743         22,613
                                                             ---------------------------
          Total assets                                         $ 395,101      $ 377,885
                                                             ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                               $ 97,372       $ 77,595
 Current maturities of long-term debt                                 49             55
 Accruals:
 Compensation                                                     16,150         16,147
 Taxes                                                             8,288          7,278
 Other                                                            16,727          7,353
                                                             ---------------------------
          Total current liabilities                              138,586        108,428
                                                             ---------------------------
 Long-term debt, less current maturities                          92,166        123,706
 Postretirement plans                                             29,473         23,011
 Deferred income taxes and other                                  25,184         18,704
                                                             ---------------------------
          Total liabilities                                      285,409        273,849
                                                             ---------------------------
 Minority interest                                                 1,361            754
 Shareholders' equity:
 Series preferred stock:  1,000,000 shares authorized and unissued     -              -
 Preferred stock, 7 1/2% cumulative, $10 par: shares
         authorized 250,000, issued 53,112                           531            531
 Common stocks:
          Class A, $.10 par; shares authorized 30,000,000,
               issued 5,972,279 and 5,715,388                        597            572
          Class B, $.10 par; shares authorized 15,000,000,
               issued 4,162,502 and 4,353,349                        416            435
          Donnelly Export Corporation, $.01 par; shares
               authorized 600,000, issued 380,579 and 398,028          4              4
 Additional paid-in capital                                       31,869         31,268
 Accumulated other comprehensive income                          (10,157)        (8,083)
 Retained earnings                                                85,071         78,555
                                                             ---------------------------
          Total shareholders' equity                             108,331        103,282
                                                             ---------------------------
          Total liabilities and shareholders' equity           $ 395,101      $ 377,885
                                                             ===========================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             July 3,           June 27,          June 28,
In thousands                             Year ended            1999              1998              1997
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                     $ 10,592          $ 13,009          $ 10,020
Adjustments to reconcile net income to net cash from
 (for) operating activities:
Depreciation and amortization                                    22,847            22,600            21,460
(Gain) loss on sale of property and equipment                       149               181              (605)
Gain on sale of equity investments                               (5,498)           (4,598)             (872)
Deferred pension cost and postretirement benefits                 6,462             5,670             5,315
Deferred income taxes                                             1,603             3,416            (4,723)
Minority interest loss                                           (4,902)             (841)           (1,646)
Equity in losses of affiliated companies                            782             1,498               765
Restructuring and other charges                                   8,777             3,468             9,965
Changes in operating assets and liabilities:
Sale (repayment) of accounts receivable                           2,402            (2,695)           44,604
Accounts receivable                                              13,479           (24,643)          (17,661)
Inventories                                                         384            (4,366)           (2,101)
Prepaid expenses and other current assets                        (2,968)            3,868            (2,074)
Accounts payable and other current liabilities                   24,564              (475)            9,416
Other                                                             3,443            (1,147)           (4,149)
                                                           -------------------------------------------------
           Net cash from operating activities                    82,116            14,945            67,714
                                                           -------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                            (57,807)          (46,164)          (35,151)
Investments in and advances to affiliates                        (6,957)           (1,045)           (4,537)
Proceeds from sale of property and equipment                        723               677             3,078
Proceeds from sale of equity investments                          8,636            11,067               974
Proceeds from sale-lease back                                         -             7,521                 -
Change in unexpended bond proceeds                                    -                 -             1,344
Cash increase due to consolidation of subsidiary                      -                 -             9,963
Other                                                            (1,028)             (856)             (884)
                                                           -------------------------------------------------
           Net cash for investing activities                    (56,433)          (28,800)          (25,213)
                                                           -------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                          -            13,798             8,433
Repayments on long-term debt                                    (28,767)             (429)          (39,887)
Investment and advances from minority partner                     4,482                 -                 -
Common stock issuance                                               533             2,128               925
Dividends paid                                                   (4,076)           (4,031)           (3,039)
Other financing                                                       -              (218)             (415)
                                                           -------------------------------------------------
           Net cash from (for) financing activities             (27,828)           11,248           (33,983)
                                                           -------------------------------------------------
Effect of foreign exchange rate changes on cash                     (70)             (333)           (1,253)
Increase (decrease) in cash and cash equivalents                 (2,215)           (2,940)            7,265
Cash and cash equivalents, beginning of year                      5,628             8,568             1,303
                                                           -------------------------------------------------
Cash and cash equivalents, end of year                          $ 3,413           $ 5,628           $ 8,568
                                                           =================================================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Common Stock
                                                -----------------------------
                                                                                                        Accumulated
                                                                      Donnelly     Additional               other          Total
                                         Preferred  Class     Class     Export      paid-in   Retained  comprehensive  shareholders'
In thousands, except share data            stock      A         B     Corporation   capital   earnings     income        equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 29, 1996                    $ 531    $ 425     $ 358    $    4       $ 25,158   $ 63,147       $ (771)   $ 88,852
Issuance of common stock in a five-for-
    four stock split                                 108        88                     (204)                                 (8)
Common stock issued under employee
    benefit plans                                      8                                925                                 933
Change in investment in VISION Group plc                                              2,886                               2,886
Cash dividends declared:
Preferred stock - $.75 per share                                                                   (40)                     (40)
Common stock:
     Class A - $.36 per share                                                                   (1,941)                  (1,941)
     Class B - $.36 per share                                                                   (1,608)                  (1,608)
Net income                                                                                      10,020
Other comprehensive income:
     Foreign currency translation adjustment                                                                    564
     Foreign currency transaction adjustments
         on long-term advances to affiliates                                                                 (5,831)
Total comprehensive income                                                                                                4,753
                                        ---------------------------------------------------------------------------------------
Balance, June 28, 1997                      531      541       446         4         28,765     69,578       (6,038)     93,827

Conversion of Class B to Class A Shares               11       (11)
Common stock issued under employee
     benefit plans                                    20                              2,107                               2,127
Change in investment in affiliate                                                        41                                  41
Income tax benefit arising from employee
     stock option plans                                                                 355                                 355
Cash dividends declared:
Preferred stock - $.75 per share                                                                   (40)                     (40)
Common stock:
     Class A - $.40 per share                                                                   (2,229)                  (2,229)
     Class B - $.40 per share                                                                   (1,763)                  (1,763)
Net income                                                                                      13,009
Other comprehensive income:
     Foreign currency translation adjustment                                                                    261
     Foreign currency transaction adjustments
         on long-term advances to affiliates                                                                 (2,306)
Total comprehensive income                                                                                               10,964
                                        ---------------------------------------------------------------------------------------
Balance, June 27, 1998                      531      572       435         4         31,268     78,555       (8,083)    103,282

Conversion of Class B to Class A Shares               19       (19)
Common stock issued under employee
     benefit plans                                     6                                527                                 533
Income tax benefit arising from employee
     stock option plans                                                                  74                                  74
Cash dividends declared:
Preferred stock - $.75 per share                                                                   (40)                     (40)
Common stock:
     Class A - $.40 per share                                                                   (2,344)                  (2,344)
     Class B - $.40 per share                                                                   (1,692)                  (1,692)
Net income                                                                                      10,592
Other comprehensive income:
     Foreign currency translation adjustment                                                                    943
     Foreign currency transaction adjustments
         on long-term advances to affiliates                                                                 (3,017)
Total comprehensive income                                                                                                8,518
                                        ---------------------------------------------------------------------------------------
Balance, July 3, 1999                     $ 531    $ 597     $ 416    $    4        $31,869    $85,071    $ (10,157)  $ 108,331
                                        =======================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The combined consolidated financial statements include the accounts of Donnelly Corporation, Donnelly Export Corporation, and all majority owned or controlled subsidiaries (collectively, "the Company"), after all significant intercompany balances, transactions and shareholdings have been eliminated and adjustments for minority interests have been made. All other investments in 20% to 50% owned, non-controlled companies are accounted for using the equity method of accounting. Investments in affiliates representing less than 20% ownership are accounted for under the cost method. Cost in excess of net assets of acquired companies is being amortized on a straight-line basis over no more than a 15-year period.

Voting control of Donnelly Corporation and Donnelly Export Corporation is vested in the same shareholders and the corporations are under common management.
Because of these relationships, the accounts of the two corporations are combined in the financial statements as if they were a single entity.

FISCAL YEAR

The Company's fiscal year is the 52- or 53- week period ending the Saturday nearest June 30. Fiscal years ended July 3, 1999, June 27, 1998, and June 28, 1997, included 53, 52 and 52 weeks, respectively. The fiscal years of the Company's German and Spanish subsidiaries end on May 31. Effective July 4, 1999, the Company will change the date for the end of its fiscal year from the Saturday nearest June 30 to December 31. For the transition period from July 4, 1999, to December 31, 1999, the Company's fiscal quarter will end on October 2. All year and quarter references relate to the Company's fiscal years and fiscal quarters, unless otherwise stated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management's estimates currently are not expected to change materially in the foreseeable future, the costs the Company will ultimately incur could differ from the amounts that are assumed to be incurred based on the assumptions made.

FOREIGN CURRENCY TRANSLATION

The Company's primary foreign investments are in Germany, Ireland, Spain, France, Mexico, China, Brazil and Malaysia. Except for the Company's subsidiary in Mexico, whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end rates and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year. Translation gains and losses are reported as a separate component of shareholders' equity and are included in accumulated other comprehensive income. For the subsidiary in Mexico, transaction and translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature for which the translation gains or losses are reported as a separate component of shareholders' equity. Foreign currency transaction gains and losses included in other income are not material.

REVENUE RECOGNITION

The Company's primary source of revenue is generated from the sale of its products. Revenue is recognized when products are shipped.

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for domestic inventories and on the FIFO or average cost basis for international inventories.

RECOVERABLE CUSTOMER TOOLING

Recoverable customer tooling represents costs recoverable from customers at the time of tool completion and approval or which are recovered in the program's piece price over a period of three years or over the program's expected useful life.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation, which includes amortization of assets under capital leases, is provided primarily by the straight-line method. Depreciation is computed over the estimated useful lives of the assets as follows:

                                                         Years
        Buildings...............................       10 to 50
        Machinery, equipment and software.......        3 to 15

For tax purposes, useful lives and accelerated methods are used as permitted by the taxing authorities.

Certain  costs   associated  with  software   developed  for  internal  use  are
capitalized in capital projects in progress and once placed in service, are transferred to machinery, equipment and software and amortized over the expected useful lives of the software.

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

STOCK INCENTIVE PLANS

The Company follows the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for its stock incentive plans. Under APB No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds any related exercise price. Accordingly, no compensation expense has been recognized in the accompanying financial statements. The pro forma effects had the Company followed the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 are included in Note 12.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of all financial instruments where the carrying value differs from the fair value, primarily long-term, fixed-rate debt, interest rate swaps and foreign exchange currency contracts, based upon quoted amounts, the current rates available for similar financial instruments or based on calculations discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities. The carrying value of the Company's variable rate debt and all other financial instruments approximates their fair value.

COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income is reported in the accompanying combined consolidated statements of shareholders' equity.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year data to conform to the current year presentation and had no effect on net income reported for any period.

2.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

On November 3,1997, the Company formed Lear Donnelly Overhead Systems, LLC ("Lear Donnelly), as a 50% owned joint venture with Lear Corporation ("Lear"). The Company and Lear each contributed certain technologies, assets and liabilities for the creation of the joint venture. In a non-cash transaction, the Company transferred net assets of $7.9 million associated with its interior trim and lighting businesses, including $10 million of debt, to the joint venture for its 50% interest. These assets were transferred at their net book values.

Lear Donnelly is engaged in the design, development and production of overhead systems for the global automotive market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles ("products"). Lear Donnelly manufactures these products for sale to both the Company and Lear, who are each responsible for their customer sales efforts to the original equipment manufacturers. Due to the supply agreement between Lear Donnelly and the parent companies, the sales are reported by the parents; however, the related net earnings of the joint venture are being accounted for by the Company using the equity method of accounting. This accounting treatment for the venture results in the dilution of gross profit margins as a percentage of sales for the periods presented. However, the comparability of net sales or net income of the Company are not significantly impacted.

On July 1, 1999, the Company signed a letter of intent to sell its investment in Lear Donnelly to Lear for an undisclosed amount. The transaction is expected to be completed in the first quarter of the next fiscal period and is expected to have a one-time, material favorable impact on the net income and cash flow of the Company. In addition, due to the transfer of the Company's interior lighting and trim sales contracts included in the joint venture to Lear, future annual net sales will be reduced by approximately $65 to $70 million per year. Due to the joint venture operating at approximately break-even since its formation, the sale of the Company's share of the joint venture is not expected to have a material impact on the Company's future results of operations. However, gross profit and operating margins as a percent of sales for future periods will be favorably impacted by the sale. The carrying value of the Company's investment in Lear Donnelly is $8.6 million at July 3, 1999.

In the fourth quarter of 1999, the Company formed Schott Donnelly LLC Smart Glass Solutions, a 50-50 joint venture with Schott North America Manufacturing, Inc., a wholly owned subsidiary of Schott Corporation ("Schott"). Schott Corporation is a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture will design and manufacture electrochromic glass for automotive and architectural applications. The Company contributed certain assets and liabilities for the creation of the joint venture. Upon the formation of this joint venture, the Company received $2 million, which was recorded as a pretax gain. In accordance with the LLC operating agreement, losses generated by the joint venture will be allocated to Schott until Schott has contributed $9.5 million.

In 1999, the Company began consolidating the financial statements of Varitronix EC (Malaysia) sdn. bhd. ("Varitronix EC"). Varitronix EC is based in Malaysia and is the Company's 50-50, controlled joint venture with the Malaysian subsidiary of Varitronix International Ltd. ("Varitronix"). Varitronix, based in Hong Kong, is a global leader in the market for liquid crystal displays and electronic systems. Varitronix EC provides support for Donnelly's growing worldwide electrochromic mirror sales.

In the second and third quarters of 1999, the Company sold its entire interest in VISION Group plc ("VISION Group"). As a result of these sales, the Company received $8.6 million in proceeds and recognized a combined pretax gain of approximately $5.5 million, or $0.35 per share after tax. In the second quarter of quarter of 1997, the Company had also sold a portion of its investment in VISION Group in conjunction with a public offering of VISION Group shares, resulting in a $0.9 million pretax gain. Th Company's equity in the financial results of VISION Group is no longer included in the Company's financial statements after November, 1999.

In the second quarter of 1999, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation ("Optics") into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. As a result of this transaction, the financial results of Optics are no longer included in the Company's financial statements after December 1, 1998.

In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation during an initial public offering. As a result of this sale, the Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a pretax gain of approximately $4.6 million, or $0.22 per share after tax.

In 1998, Donnelly formed a 50-50 joint venture with Industrias Arteb S.A. to produce interior and exterior mirrors for the South American automotive industry. The new company, Donnelly/Arteb, LTDA ("Donnelly/Arteb"), is located near Sao Paulo, Brazil. In 1999, Donnelly/Arteb began producing replacement parts for distribution within the South American market and is in the process of launching new programs for the Brazilian production of several General Motors' vehicles. Donnelly/Arteb is continuing to focus on strategically growing its presence in the South American market.

Due to the acquisition of a controlling interest in the general partner of its German subsidiary, Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"), the Company began consolidating Donnelly Hohe's financial statements beginning with the second quarter of 1997. Donnelly Hohe, based in Collenberg, Germany, supplies many of the leading European automakers with interior and exterior rear view mirrors, through manufacturing facilities in Germany and Spain. The unaudited pro forma combined consolidated net sales for 1997 were $719.5 million, and are calculated as if the acquisition of a controlling interest in Donnelly Hohe had occurred at the beginning of 1997.

The Company has advanced 80 million German marks to Donnelly Hohe, valued at $42.6 million at July 3, 1999, under subordinated loan agreements, which included advances of 20 million German marks in 1998 and 20 million in 1999. Amounts advanced to Donnelly Hohe under the subordinated loan agreements provide for 5% to 10% interest per annum with no principal payments due until maturity. Outstanding loan maturities range from October 1, 2000, to October 1, 2002. These advances are now eliminated as intercompany transactions in the consolidation of Donnelly Hohe with the Company's financial statements. The terms of the acquisition transaction allow Donnelly to purchase the remaining ownership interest in Donnelly Hohe through various options. The minority partners also have an option to require the Company to buy their interests at any time based upon a predetermined formula, which is currently valued at less than $2 million.

In the first quarter of 1997, the Company created an affiliate, Donnelly Electronics, LLC ("Donnelly Electronics"), with an individual with expertise in automotive electronics technology. The Company owns 18.9% of Donnelly Electronics with the option to acquire up to 100% , based upon a predetermined formula. The joint venture, based in Flint, Michigan, specializes in the design and manufacture of electronic components and sub-assemblies and produces the electronic components that Donnelly uses for products such as electrochromic rear view mirrors and electronic compass systems. Donnelly Electronics pursues business with other automotive suppliers that are not competitors of the Company as well as other business opportunities. At July 3, 1999, Donnelly Electronics had borrowings from the Company of $7.2 million under a $10 million promissory note, that bears interest at 7%. The note is payable in quarterly installments of interest only until the entire principle is due at maturity on June 30, 2001.

Summarized 1999 and 1998 balance sheet and income statement information for the Company's non-consolidated affiliates accounted for using the equity method is shown below and includes the following: Lear Donnelly (formed November 3, 1997); Donnelly/Arteb (included for 1999 only); Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. ("Zhen Hua"), a 30% owned joint venture that manufactures exterior mirrors for car makers in southern China; Shanghai Donnelly Fu Hua Window Systems Company Ltd., a 50% owned joint venture that manufactures encapsulated and framed glass products for the Asian automotive industry; and VISION Group (included through November 1998 only).

In thousands                                       1999             1998
---------------------------------------------------------------------------
Summarized Balance Sheet Information
     Current assets.........................   $  47,938        $   63,526
     Non-current assets.....................      40,379            49,895
     Current liabilities.................         34,757            30,822
     Non-current liabilities................      28,779            30,379
                                               ---------------------------
     Net equity.............................   $  24,781        $   52,220
                                               ===========================

Summarized Income Statement Information
     Net sales..............................   $ 217,858        $   96,752
     Costs and expenses.....................     221,237           103,818
                                               ---------------------------
     Net loss...............................   $  (3,379)       $   (7,066)
                                               ===========================

3.   NATURE OF OPERATIONS

The Company is an international supplier of automotive parts and component systems through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear view mirror systems, modular window systems and handle products. The Company's non-automotive products represent less than 4% of total net sales for each of the last three years.

For the year ended July 3, 1999, the Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related
Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public after the initial year of adoption. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Previously reported information has been restated to conform to SFAS No. 131. In some instances, prior year data has been estimated to conform to the current presentation.

The Company is primarily managed based on geographic segments and the product markets they serve. The Company has two reportable segments: North American Automotive Operations ("NAAO") and European Automotive Operations ("EAO"). The operating segments are managed separately as they each represent a strategic operational component that offers the Company's product lines to customers in different geographical markets. Where each segment offers all of the Company's automotive product lines, the majority o the Company's net sales from modular windows and handle products originate from NAAO. Operating financial information is available that is evaluated regularly by the Company's chief executive officer, or corporate management team, in deciding how to allocate resources and in assessing the segment's performance. The corporate management team, which establishes the overall strategy and policy standards for the Company, includes the Company's chief executive officer and senior executives in administration, engineering, finance, operations and technology. The chief operating officer of each segment, each of whom is a member of the corporate management team, is responsible for the management of profitability and cash flow for each respective segment's operations.

The accounting polices of the reportable operating segments are the same as those described in the summary of significant accounting policies described in
Note 1. Revenues are attributed to segments based on the location of where the sales originate. The Company evaluates performance based on segment profit, which is defined as earnings before interest, taxes, depreciation and amortization, excluding significant special gains, losses and restructuring charges. Due to the Company's corporate headquarter being located in the United States, certain estimates are made for allocations to NAAO of centralized corporate costs incurred in support of NAAO. Centralized European overhead costs are included in EAO. The Company accounts for intersegment sales and transfers at current market prices and intersegment services at cost.

A summary of the Company's operations by its business segments follows:

                                                                          Other           Intersegment         Total
In thousands                              NAAO          EAO              Segments*        Eliminations        Segments
-------------------------------------------------------------------------------------------------------------------------
1999
Revenues.............................   $523,830         $280,714          $104,778        $ (4,353)         $904,969
Segment profit.......................     53,443            7,394             2,026              --            62,863
Depreciation and amortization........     11,598            9,796               814              --            22,208
Identifiable assets..................    201,680          139,324            42,863          (9,612)          374,255
Investment in equity affiliates......         --               --            11,291              --            11,291
Capital expenditures.................     34,711           13,598             7,228              --            55,537

1998
Revenues.............................   $453,779         $261,635          $ 51,367        $ (3,470)         $763,311
Segment profit.......................     51,062           12,058             2,074              --            65,194
Depreciation and amortization........     11,066           10,321               641              --            22,028
Identifiable assets..................    184,985          146,342            37,703          (5,050)          363,980
Investment in equity affiliates......         --               --            16,730              --            16,730
Capital expenditures.................     22,954           14,257             7,129              --            44,340

1997
Revenues.............................   $432,973         $222,089          $ 17,389        $ (1,154)         $671,297
Segment profit.......................     52,200           11,220             3,957              --            67,377
Depreciation and amortization........     11,086            8,960               892              --            20,938
Identifiable assets..................    172,546          153,086            27,050          (6,067)          346,615
Investment in equity affiliates......         --               --            13,277              --            13,277
Capital expenditures.................     16,353           10,727             3,798              --            30,878

*Other segments category includes the Company's automotive joint ventures and North American non-automotive businesses.

Reconciliations of the totals reported for the operating segments to the applicable amounts in the combined consolidated financial statements is shown below:

In thousands                        Year ended           1999              1998             1997
----------------------------------------------------------------------------------------------------
Segment profit from reportable segments...........     $ 60,837          $ 63,120         $ 63,420
Segment profit from other segments................        2,026             2,074            3,957
Interest, net.....................................       (7,311)           (7,787)          (8,882)
Depreciation and amortization.....................      (22,847)          (22,600)         (21,460)
Restructuring and other charges...................       (8,777)           (3,468)          (9,965)
Gain on sale of equity investments................        5,498             4,598              872
Gain on formation of joint venture................        2,000                --               --
Corporate and other expenses*.....................      (21,733)          (16,758)         (15,937)
                                                       ---------------------------------------------
Income before taxes on income                          $  9,693          $ 19,179          $ 12,005
                                                       =============================================

* Corporate and other expenses category includes centralized corporate functions including those for advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

In thousands                                               1999              1998             1997
----------------------------------------------------------------------------------------------------
Identifiable Assets:
Total assets of reportable segments...............     $ 341,004        $ 331,327         $ 325,632
Total assets of other segments....................        42,863           37,703            27,050
Elimination  of intersegment receivables..........        (9,612)          (5,050)           (6,067)
Corporate and other assets*.......................        20,846           13,905            11,678
                                                     -----------------------------------------------
Total Consolidated Assets                              $ 395,101        $ 377,885         $ 358,293
                                                     ===============================================

* Corporate and other assets category includes tax related assets, fixed assets related to centralized corporate and advanced research functions, consisting primarily of buildings and equipment, capitalized costs and financial assets.

The following summarizes the Company's sales by product line:

In thousands                     Year ended             1999             1998            1997
------------------------------------------------------------------------------------------------------
Mirror systems and components.....................     $  414,981        $  355,823       $  313,860
Modular window systems............................        335,345           286,470          264,359
Interior lighting and trim........................         73,626            42,175           26,680
Handle products...................................         57,318            51,251           44,578
Non-automotive products...........................         23,699            27,592           21,820
                                                     -------------------------------------------------
                                                       $  904,969        $  763,311       $  671,297
                                                     =================================================

Sales to major automobile manufacturers as a percentage of the Company's net sales follows:

Year ended                                      1999            1998              1997
---------------------------------------------------------------------------------------
Ford Motor Company..................             25%             27%               25%
DaimlerChrysler.....................             20              20                20
Honda...............................              7               8                11
BMW.................................              6               7                 7
VW..................................              6               6                 6
General Motors Corporation..........              5               5                 5
                                                ---------------------------------------
                                                 69%             73%               74%
                                                =======================================

Additional information regarding geographic areas follows:

In thousands                  Year Ended               1999             1998            1997
------------------------------------------------------------------------------------------------
Revenues:
North American:
   United States.............................      $  482,062        $ 420,544       $ 390,852
   Export:
      Americas...............................         122,513           76,433          54,302
      Asia...................................           6,847            3,313           2,825
      Europe.................................           1,355            2,002           1,829
      Other..................................             386              350              76
                                                   $  613,163        $ 502,642       $ 449,884

Germany......................................         177,196          173,857         138,215
Ireland......................................          61,682           43,245          43,076
Other Foreign................................          52,928           43,567          40,122
                                                 -----------------------------------------------
                                                   $  904,969        $ 763,311       $ 671,297
                                                 ===============================================

In thousands                                               1999             1998            1997
--------------------------------------------------------------------------------------------------
Long-Lived Assets:
United States..................................      $  116,409        $  99,518       $  93,699
Germany........................................          46,944           47,923          50,342
Ireland........................................           8,203            8,522           8,894
Other Foreign..................................          18,076           13,962          13,289
                                                   -----------------------------------------------
                                                     $  189,632         $169,925        $166,224
                                                   ===============================================

4.   RESTRUCTURING AND OTHER CHARGES

1999 Restructuring

In February 1999, the Company announced a European turnaround plan. The Company's European automotive segment recorded unfavorable operating results over the last three years, despite strong automotive car build and overall sales increases in the Company's European operations. In addition, certain key operating units in Europe continued to perform at an operating loss. In September 1998, the Company assigned four senior managers from its North American operations to this segment to improve the Company' overall operating performance in Europe. The objective of the restructuring plan is to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a customer focused structure, 2) consolidating two German manufacturing facilities, 3) implementing throughout Europe the Donnelly Production System, the Company's approach to lean manufacturing processes, 4) re-negotiating an existing labor contract an 5) re-aligning sales and engineering functions throughout Europe.

In the third quarter of 1999, an $8.8 million pretax restructuring charge, or $3.5 million charge to net income, was recorded for this plan. The restructuring charge included $1.4 million for the impairment of assets and a reserve of $7.4 million for anticipated incremental cash expenditures for the severance and voluntary incentive programs for approximately 200 production, production support, sales and engineering employees. The restructuring charge was recorded in accordance with Emerging Issues Task Force ("EITF") 94-3. The impairment of long-lived assets includes adjustments to the carrying-value of certain facilities and operating assets. The impairment charge was determined by comparing management's current estimate of the fair market value of the assets based on existing or alternative use of those assets impacted by the turnaround plan with the carrying value of the related assets. The estimated underlying fair market value for these assets is subject to change. The Company will also require approximately $4.3 million for the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the 1999 European turnaround plan. These costs do not qualify as restructuring under EITF 94-3 and therefore are included in the Company's capital and operating budget for the next six to eight months; the majority of the costs will be capitalized.

In July 1999, the Company completed the re-negotiation of its labor contract in Germany allowing for greater work flexibility rules, broader productivity guidelines and a delay in certain wage increases until certain income profitability targets are accomplished. As of July 3, 1999, cash payments of $0.6 million had been incurred, including the termination of 10 employees associated with the plan. It is expected that all actions associated with the plan will be completed by the end of calendar year 2000

1997 Restructuring

In May 1997, the Company announced a European restructuring plan to realign manufacturing capacity, improve operating efficiencies and to reduce future operating costs. The Company's strategy to penetrate European markets was through acquisitions, the most significant of which was Donnelly Hohe in March 1995. Donnelly Hohe, based in Germany, serves many of the main auto producers in Europe with exterior mirrors, interior mirrors, door handles and certain non-automotive products through four operating facilities in Germany and one in Spain. The restructuring plan was primarily based on the decision to re-organize product lines and production processes within operations of Donnelly Hohe at Dorfprozelten, Germany and other European locations in Schleiz, Germany, Spain and Ireland. In addition, the plan included costs associated with the restructuring of management at Donnelly Hohe and within the overall European management structure. The strategic intent of the plan was primarily to consolidate redundant manufacturing processes, move certain assembly operations to lower cost areas of production and centralize European management responsibility.

In the fourth quarter of 1997, a $10.0 million pretax restructuring charge, or $4.0 million charge to net income, was recorded for this plan. The restructuring charge consisted entirely of a severance program, voluntary separation incentives and administrative costs associated with the plan in accordance with EITF 94-3. The severance and separation incentive program includes approximately 230 personnel, primarily personnel in manufacturing and European management functions. Through July 3, 1999, the Company had terminated 129 employees under the 1997 plan and had incurred cumulative cash payments of $5.5 million. In addition, in 1998, the Company recorded a reduction to the restructuring reserve of $1.1 million pretax associated with changes to the plan.

Due to changes in management at the Company's European operations, implementation of the restructuring plan was delayed. However, the remaining actions under this plan have not changed. The remaining reserve of $2.8 million, as adjusted for foreign currency changes, has been combined with the restructuring charge taken in the third quarter of 1999. The combined restructuring reserve at July 3, 1999, was $10.1 million, of which $7.7 million is classified as short-term. All remaining employee separation benefits and related cash flows are expected to be completed in conjunction with the most recent European restructuring initiatives.

Other

In the fourth quarter of 1998, Optics, recognized a $3.5 million pretax charge against operating income, or $2.3 million after tax, due to the cancellation of a customer order, relating to market dynamics in the digital imaging sector of the computer industry. The charge primarily consists of a write-off of tooling and other current assets and severance of approximately 25 manufacturing and administrative personnel. The severance cash payments were completed in the second quarter of 1999. This business was merged into a new company in the second quarter of 1999 (see Note 2).

5.   INVENTORIES

Inventories consist of:

         In thousands                                            1999             1998
         -------------------------------------------------------------------------------
         Finished products and work in process.......     $    18,871      $    16,987
         Raw materials...............................          23,851           27,159
                                                        --------------------------------
                                                          $    42,722      $    44,146
                                                        ================================

6.   DEBT AND OTHER FINANCING ARRANGEMENTS

Debt consists of:

In thousands                                                                                1999          1998
-----------------------------------------------------------------------------------------------------------------
Borrowings under revolving credit agreements at 3.56% and 4.61%.......................    $  24,728      $ 48,882
Senior Notes:
     $15,000 at 6.67%, due 2003, principal payable in installments beginning
     in 1999*.........................................................................       11,500        15,000
     $15,000 at 7.22%, due 2004, principal payable in installments beginning
     in 1999*.........................................................................       15,000        15,000
     $20,000 at 6.70%, due 2005, principal payable in installments beginning
     in 2000..........................................................................       20,000        20,000
Industrial revenue bonds:
     $9,500 at adjustable rates (3.62% at July 3, 1999, and 3.78% at June 27, 1998),
     due in 2008-2010.................................................................        9,500         9,500
     $5,000 at a fixed rate of  8.13%, due in 2012....................................        5,000         5,000
Capitalized lease obligations.........................................................        1,389         3,072
Other.................................................................................        5,098         7,307
                                                                                       --------------------------
Total.................................................................................      92,215        123,761
Less current maturities......................................................... .....          49             55
                                                                                       --------------------------
                                                                                       $    92,166       $123,706
                                                                                       ==========================

*Refers to transition period ending December 31, 1999 (see Note 1).

The Company has an unsecured $160 million multi-currency global revolving credit agreement which bears interest, at the election of the Company, at a floating rate under one of three alternative elections. A variable facility fee, currently at 0.225%, is paid on the credit line. This revolving credit agreement terminates in September 2002, at which time the Company may extend for one-year periods with the consent of all the participating banks.

The $9.5 million industrial revenue bonds are secured by letters of credit which expire in 2000. All industrial revenue bonds are collateralized by the purchased land, building and equipment. The senior notes are unsecured.

The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At July 3, 1999, the Company was in compliance with all related covenants. Retained earnings available for dividends at July 3, 1999, are $15.8 million.

Certain maturities are classified as long term due to the intent to refinance these under the revolving credit agreement. Annual principal maturities consist of:

Year ending           In thousands                     Amount
-------------------------------------------------------------
       1999*........................            $          25
       2000.........................                   12,397
       2001.........................                   12,146
       2002.........................                   13,221
       2003.........................                   21,795
       2004.........................                   13,962
       2005 and  thereafter.........                   18,669
                                                 ------------
                                                 $     92,215
                                                 ============

*Refers to transition period ending December 31, 1999 (see Note 1).

Interest payments of $7.8 million, $8.6 million and $10.4 million were made in 1999, 1998 and 1997, respectively.

7.   ACCOUNTS RECEIVABLE SECURITIZATION

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. The agreement expires in December 1999, however is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms. At July 3, 1999, and June 27, 1998, a $40.4 million and $40.3 million interest, respectively, had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. Discount fees of $2.1 million in 1999, $2.1 million in 1998 and $1.1 million in 1997, are included in selling, general and administrative expense. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

8.       FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates and accordingly accounts for them on a hedging rather than trading basis. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material. At July 3, 1999, and June 27, 1998, the Company had interest rate swaps with an aggregate notional amount of $30 million and $40 million, $10 million of which were offsetting at June 27, 1998. These effectively converted $30 million of the Company's variable interest rate debt to fixed rates at July 3, 1999, and June 27, 1998. The Company is currently paying a weighted-average fixed rate of 7.395%, calculated on the notional amounts. These swap agreements have varied expirations through 2003. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties, and thus are not a measure of the exposure to the Company through its use of these instruments. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

The Company's Irish subsidiaries enter into foreign exchange contracts to hedge against changes in foreign currency exchange rates. Foreign exchange contracts outstanding were $1.4 million and $1.1 million at July 3, 1999, and June 27, 1998, respectively. The foreign exchange contracts require the Company to exchange foreign currencies for Irish punts and generally mature within 12 months. Deferred gains and losses are included on a net basis in the Company's combined consolidated financial statements as either other assets or other liabilities and are recognized in income as part of a sale transaction when it is recognized.

The carrying value and estimated fair value of all financial instruments in which the fair value differs from carrying value at July 3, 1999, and June 27, 1998, are as follows:

                                                     1999                                1998
In thousands                             Carrying Value   Fair Value       Carrying Value     Fair Value
---------------------------------------------------------------------------------------------------------
Liabilities:
     Long-term fixed rate debt              $51,500       $52,329            $  56,725          $ 58,540
Derivatives:
     Interest rate swaps                        --           (739)                  --            (1,140)
     Foreign exchange contracts                 --             (2)                  --               100

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" amends SFAS Nos. 52 and 107 and supersedes SFAS Nos. 80, 105 and 119. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the implementation of this new standard to have a material impact on results of operations or financial position of the Company.

9.   BENEFIT PLANS

A.    Pension Benefits

The Company sponsors defined benefit pension plans covering substantially all domestic employees and employees at the Company's Donnelly Mirrors Limited facility in Ireland. Pension costs for the plans are funded in amounts that equal or exceed regulatory requirements. Plan assets are primarily corporate equity and debt securities.

The Company has adopted the provisions of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 is an amendment of SFAS's No. 87, 88 and 106 and revises the standards for employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or the recognition of those plans. Previously reported information has been restated to conform to SFAS No. 132.

Assumptions and net periodic pension cost are as follows:

Year ended                                         1999          1998         1997
----------------------------------------------------------------------------------
Discount rate.......................              7.00%         7.75%        8.00%
Compensation increase...............              5.00%         5.00%        5.00%
Expected return on plan assets......              9.50%         9.50%        9.50%
In thousands:
Service cost........................            $ 5,085       $ 4,284      $ 3,545
Interest cost.......................              6,459         5,881        5,497
Expected return on plan assets......             (7,087)       (6,023)      (6,931)
Net amortization and deferral.......               (175)           84        2,270
                                               -----------------------------------
Net periodic benefit cost...........           $ 4,282       $  4,226     $  4,381
                                               ===================================

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status and reflects changes made to the plan in the prior year to increase the normal retirement age by three years to match that used for social security:

In thousands       Year ended                                                 1999           1998
--------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year.......................            $ 88,373       $ 74,414
Service cost..................................................               5,085          4,230
Interest cost.................................................               6,459          5,881
Plan participants' contributions..............................                 161            161
Amendments....................................................                (344)        (5,073)
Actuarial losses (gains)......................................              (6,087)        11,053
Foreign exchange rate changes.................................                (876)          (841)
Benefits paid.................................................              (1,457)        (1,452)
                                                                          -----------------------
Benefit obligation at end of year.............................            $ 91,314       $ 88,373
                                                                          =======================

Change in plan assets
Fair value of plan assets at beginning of year................            $ 77,775       $ 66,671
Actual return on plan assets..................................               7,359         13,391
Foreign exchange rate changes.................................              (1,070)        (1,233)
Employer contribution.........................................                  --            237
Plan participants' contributions..............................                 161            161
Benefits paid.................................................              (1,414)        (1,452)
                                                                          -----------------------
Fair value of plan assets at end of year......................            $ 82,811       $ 77,775
                                                                          =======================

Funded status.................................................           $  (8,503)      $(10,598)
Unrecognized net actuarial (gain).............................              (8,614)        (1,990)
Unrecognized transition obligation............................                 166            349
Unrecognized prior service cost...............................              (4,246)        (4,709)
                                                                          -----------------------
Prepaid (accrued) benefit cost................................            $(21,197)      $(16,948)
                                                                          =======================

B.   Postretirement Health Care Benefits

The Company provides certain health care and life insurance benefits for eligible active and retired domestic employees hired before July 1, 1998. The plan contains cost-saving features such as deductibles, coinsurance and a lifetime maximum and is unfunded. The Company accrues, during the employee's years of service, the expected cost of providing postretirement benefits to the employee and the employee's beneficiaries and covered dependents. Funding policy for these benefits is to pay covered expenses as incurred.

Assumptions and net periodic postretirement benefit cost are as follows:

Year ended                                         1999          1998         1997
----------------------------------------------------------------------------------
Discount rate.......................              7.00%         7.75%        8.00%
Health care cost trend (a)..........              8.00%         9.00%       10.00%
In thousands:
Service cost........................            $   650       $   504      $   445
Interest cost.......................                938           977          911
Expected return on plan assets......                 --            --           --
Amortization of transition obligation
over 22 years.......................                360           360          360
Net other amortization..............                 30             9            4
                                                ----------------------------------
Net periodic benefit cost...........            $ 1,978       $ 1,850      $ 1,720
                                                ==================================

(a) Gradually declining to 6% in 2001 and remaining level thereafter.

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status:

In thousands                          Year ended                    1999          1998
------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year................            $ 14,559       $ 12,174
Service cost...........................................                 650            504
Interest cost..........................................                 938            977
Amendments.............................................                 588             --
Actuarial (gains) losses...............................              (3,178)         1,104
Benefits paid..........................................                (281)          (200)
                                                                   -----------------------
Benefit obligation at end of year......................            $ 13,276       $ 14,559
                                                                   =======================

Fair value of plan assets at beginning and end of year.                 --              --
                                                                   =======================

Funded status..........................................            $(13,276)       $(14,559)
Unrecognized net actuarial (gain) loss.................                (326)          2,294
Unrecognized transition obligation.....................               5,761           6,121
                                                                  -------------------------
Prepaid (accrued) benefit cost.........................           $ (7,841)        $ (6,144)
                                                                  =========================

The assumed health care cost trend rates have a significant effect on the amounts reported. A 1-% change in assumed health care cost trend rates would have the following effects:

In thousands:                                                 1-%  Increase      1-% Decrease
-------------                                                 -------------      ------------
Effect on service and interest cost components                    $103             $(123)
Effect on postretirement benefit obligation                       $660             $(731)

10.  TAXES ON INCOME

In thousands          Year ended                 1999            1998             1997
-----------------------------------------------------------------------------------------
Income before taxes on income consists of:
Domestic.......................              $   27,877       $    21,967       $ 23,833
Foreign........................                 (18,184)           (2,788)       (11,828)
                                             -------------------------------------------
                                             $    9,693       $    19,179       $ 12,005
                                             ===========================================
Tax expense (benefit) consists of:
Current:
Domestic.......................              $    1,243       $       828       $  6,256
Foreign........................                   1,840                79            950
                                             -------------------------------------------
                                             $    3,083       $       907       $  7,206
                                             -------------------------------------------
Deferred:
Domestic.......................              $    5,484       $     5,025       $    (23)
Foreign........................                  (7,034)             (879)        (4,397)
                                             -------------------------------------------
                                                 (1,550)            4,146         (4,420)
                                             -------------------------------------------
                                             $    1,533       $     5,053       $  2,786
                                             ============================================

The difference between the Company's income tax provision and the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

In thousands          Year ended                    1999             1998          1997
---------------------------------------------------------------------------------------
Income taxes at federal statutory rate..              34%             35%            35%
Impact of:
     Available tax credits..............              (9)             (6)            (5)
     Foreign subsidiary earnings........               5              (2)             4
     Export sale tax benefits...........             (14)             (4)            (5)
     Other..............................              --               3             (6)
                                                  -------------------------------------
Effective tax rate......................              16%             26%            23%
                                                  -------------------------------------
Income taxes paid.......................          $1,506           $2,164        $9,193
                                                  =====================================

Deferred income taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and those amounts as measured by income tax laws. The Company has grouped the non-current deferred tax assets with other assets and the net non-current deferred tax liability with certain other liabilities on the accompanying balance sheets. The tax effects of temporary differences, which give rise to a significant portion of deferred tax assets (liabilities), are as follows:

In thousands                                     1999            1998
-------------------------------------------------------------------------
Fixed assets........................        $  (11,034)       $   (9,750)
Retirement plans....................             7,472             5,904
Postretirement benefits.............             2,843             2,149
Loss carryforwards..................            12,425             7,137
Accrued expenses and other..........           (10,589)           (7,009)
Valuation allowance.................              (946)             (457)
                                            ----------------------------
Net deferred tax asset (liability)..        $      171        $   (2,026)
                                            ============================

Deferred taxes are classified in the accompanying balance sheets as follows:

In thousands                                     1999             1998
------------------------------------------------------------------------
Current income tax asset............        $    1,240        $    1,360
Non-current income tax asset........            10,873             5,706
Non-current income tax liability....           (11,942)           (9,092)
                                            ----------------------------
Net deferred tax asset (liability)..        $      171        $   (2,026)
                                            ============================

At July 3, 1999, the Company has $39.0 million of consolidated net operating loss carryforwards, which do not expire.

11.  PREFERRED STOCK AND COMMON STOCK

Each share of 7 1/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders' meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at July 3, 1999. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. Additionally, there are 1,000,000 authorized shares of series preferred stock, no par value. At July 3, 1999, and June 27, 1998, no series preferred stock was outstanding.

On December 6, 1996, the Board of Directors declared a five-for-four stock split in the form of a 25% stock dividend distributed on January 30, 1997. All references to weighted-average number of shares outstanding and per share information have been adjusted to reflect the stock split.

Each share of Class A Common Stock and Class B Common Stock is entitled to one vote and ten votes, respectively, at all shareholders' meetings. The holders of Class A Common Stock are entitled to elect one quarter of the members of the Board of Directors. The remaining directors are elected by the holders of Class B Common Stock and any preferred stock entitled to vote.

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

In thousands, except per share data                    Year ended                 1999           1998           1997
----------------------------------------------------------------------------------------------------------------------
Net income.................................................................     $ 10,592        $13,009        $10,020
 Less:  Preferred stock dividends..........................................          (40)           (40)           (40)
                                                                                --------------------------------------
Income available to common stockholders....................................     $ 10,552        $12,969        $ 9,980
                                                                                ======================================

Weighted-average shares....................................................       10,091          9,961          9,836
 Plus:  Effect of dilutive stock options...................................           29            111            143
                                                                                --------------------------------------
 Adjusted weighted-average shares..........................................       10,120         10,072          9,979
                                                                                ======================================
Basic earnings per share...................................................        $1.05          $1.30          $1.01
                                                                                ======================================
Diluted earnings per share.................................................        $1.04          $1.29          $1.00
                                                                                ======================================

12.  STOCK PURCHASE AND OPTION PLANS

The Company's 1998 Employees' Stock Purchase Plan permits the purchase in an aggregate amount of up to 300,000 shares of Class A Common Stock. Eligible employees may purchase stock at market value, or 85% of market value up to a maximum of $25,000 per employee in any calendar year. The Company issued 14,182 shares in 1999, under this plan. The Company also issued 16,831 shares in 1999, 18,963 shares in 1998 and 11,540 shares in 1997 under the previous plan.

The Company's Stock Option Plans permit the granting of either non-qualified or incentive stock options to certain key employees and directors to purchase an aggregate amount of up to 1,150,593 shares of the Company's Class A Common Stock. The options, which become exercisable twelve months after date of grant, expire ten years after date of grant. Although the plan administrator may establish the non-qualified option price at below market value at date of grant, incentive stock options may be granted only at prices not less than the market value. At July 3, 1999, 1,002,368 options were available for grant. A summary of the Company's stock option activity and related information follows:

                                                           Shares Under         Weighted-Average
In thousands                                                     Option           Exercise Price
------------------------------------------------------------------------------------------------
Outstanding at June 29, 1996                                        511                    11.80
------------------------------------------------------------------------------------------------
Exercisable at June 29, 1996                                        421                    11.64
------------------------------------------------------------------------------------------------
Granted in 1997                                                      97                    14.20

Exercised                                                           (79)                   10.21

Canceled                                                             (6)                   14.53
------------------------------------------------------------------------------------------------
Outstanding at June 28, 1997                                        523                    12.45
------------------------------------------------------------------------------------------------
Exercisable at June 28, 1997                                        426                    12.05
------------------------------------------------------------------------------------------------
Granted in 1998                                                     164                    21.94

Exercised                                                          (171)                   10.64

Canceled                                                            (18)                   20.42
------------------------------------------------------------------------------------------------
Outstanding at June 27, 1998                                        498                    15.92
------------------------------------------------------------------------------------------------
Exercisable at June 27, 1998                                        350                    13.34
------------------------------------------------------------------------------------------------
Granted in 1999                                                     123                    16.98

Exercised                                                           (35)                    9.75

Canceled                                                            (23)                   19.81
------------------------------------------------------------------------------------------------
Outstanding at July 3, 1999                                         563                    16.38
------------------------------------------------------------------------------------------------
Exercisable at July 3, 1999                                         441                    16.21
------------------------------------------------------------------------------------------------

                                                                                       Weighted-Average
                                                                 --------------------------------------------------------
                                      Number of Options                     Option Price                  Remaining
                              ------------------------------------------------------------------
Exercise Price Range          Outstanding        Exercisable     Outstanding         Exercisable       Contractual Life
-------------------------------------------------------------------------------------------------------------------------
   $8.48 - $14.30                 210                208            $12.79             $12.78               5.37yrs
   $14.81 - $22.69                353                233            $18.52             $19.29               7.25yrs

The weighted-average, grant-date fair value was $5.76, $7.53 and $4.93 for stock options granted in 1999, 1998 and 1997 respectively.

Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its stock awards using the fair value method consistent with SFAS No. 123 and had recognized compensation expense. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 1999, 1998 and 1997, respectively: risk free interest rates of 6.07%, 5.45% and 6.23%; dividend yield of 2.5%, 2.06% and 2.2%; expected market price volatility factor of 0.316, 0.311 and 0.303; and an expected option life of seven years.

Pro forma information under SFAS No. 123 is as follows:

 In thousands                     Year ended                      1999            1998              1997
------------------------------------------------------------------------------------------------------
Net income:
  As reported..............................................      $ 10,592       $  13,009       $   10,020
  Pro forma................................................         9,748          11,976            9,544

Basic net income per share of common stock:
  As reported..............................................      $   1.05       $    1.30       $     1.01
  Pro forma................................................           .96            1.20              .97

Diluted net income per share of common stock:
  As reported..............................................      $   1.04       $    1.29       $     1.00
  Pro forma................................................           .96            1.19              .95

13.  COMMITMENTS AND CONTINGENCIES

A.   Litigation

On January 21, 1997, Midwest Manufacturing Holdings, L.L.C. ("Midwest") filed a lawsuit against the Company in Cook County, Illinois Circuit Court with respect to terminated discussions regarding the possibility of Midwest's acquisition of the Company's Information Products business. The litigation was removed to the U.S. District Court for the Northern District of Illinois. Midwest alleges that a verbal agreement to purchase the Information Products business had been reached, and has filed its lawsuit in an attempt to compel the Company to proceed with the sale or to pay Midwest damages. On August 28, 1997, the court granted the Company's motion to dismiss one of three counts and on February 5, 1998, the court granted the Company's motion for summary judgment on the remaining two counts. Midwest then appealed the court's decision to the U.S. Seventh Circuit Court of Appeals. While the appeal was pending, on October 7, 1998, the U.S. District Court for the Northern District of Illinois vacated its earlier judgment and ruling on jurisdictional grounds. The case was remanded to the Illinois Circuit Court of Cook County where the litigation is now pending. The Company believes that the claim by Midwest will be resolved without a material effect on the Company's financial condition, results of operations or liquidity.

On May 12, 1998, Metagal Industria E Cornercio Ltda (Metagal) filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan. The complaint requests a declaratory judgment of non-infringement and invalidity of certain Company patents related to lights integrated into automotive mirrors. The Company believes that the litigation will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.


On October 6, 1998, the Company filed a complaint against Metagal in the U.S. District Court for the Western District of Michigan. The lawsuit alleges that the production and sale by Metagal of certain automotive rear view mirrors incorporating lights infringes one of the Company's patents. The Company seeks an injunction against Metagal, as well as unspecified damages. Metagal has denied infringement and asserts that the Company's patent is invalid. This lawsuit has recently been transferred to the Eastern District of Michigan, where Metagal's declaratory judgment action described above is pending. The Company believes that this litigation will not have a material adverse effect on the Company's financial condition and liquidity.

The Company and its subsidiaries are involved in certain other legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. Although the Company maintains accruals for such claims when warranted, there can be no assurance that such accruals will continue to be adequate. The Company believes that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

B.   Other

As of July 3, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $11.9 million.

The Company provides a guarantee for $7.2 million in municipal funding for the construction of a manufacturing facility.

14.  LEASES

Future minimum lease payments, excluding renewal options, consist of:

Year ending                           In thousands          Capital Leases     Operating Leases
---------------------------------------------------------------------------------------------
1999*.............................................          $     1,093          $     2,282
2000..............................................                  237                3,423
2001..............................................                  116                2,171
2002..............................................                   14                1,894
2003..............................................                    2                1,665
2004..............................................                    1                1,984
2005 and thereafter...............................                    0                  616
                                                            --------------------------------
Total minimum lease payments......................                1,463          $    14,035
                                                                                 ===========
Less amount representing interest and other.......                   74
                                                            -----------
Present value of net minimum lease payments............      $    1,389
                                                            ===========

*Refers to transition period ending December 31, 1999.

Donnelly Hohe and Donnelly Mirrors Limited have various capital leases for manufacturing and warehouse facilities and manufacturing, office and transportation equipment. Included in property, plant and equipment are the following assets held under capital leases:

In thousands                                     Year ended             1999
--------------------------------------------------------------------------------
Land........................................................           $      27
Buildings...................................................               4,397
Machinery and equipment.....................................               2,919
                                                                       ---------
Gross property, plant and equipment under capital leases....               7,343
Less accumulated depreciation...............................              (5,912)
Net property, plant and equipment under capital leases......           $   1,431
                                                                       =========

The Company has operating leases for office, warehouse and manufacturing facilities and manufacturing equipment. Rental expense charged to operations amounted to approximately $5.2 million for 1999, $4.3 million for 1998 and $3.8 million for 1997. In 1998, the Company entered into an agreement for the sale and leaseback of newly installed injection molding equipment. The equipment was sold at cost and no gain or loss was recognized on the transaction. The lease has an effective 6.4% fixed interest rat and a 40% balloon for the Company's option to purchase the equipment after the full seven-year term and is classified as an operating lease.

15.  COMMON STOCK PRICE PER SHARE - UNAUDITED

The Company's common stock is traded on the New York Stock Exchange under the Symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

Fiscal                                       1999                            1998
--------------------------------------------------------------------------------------------
Quarter                                High          Low                 High         Low
--------------------------------------------------------------------------------------------
First........................          $  18.88    $  14.13            $  23.75    $  16.75
Second.......................             16.00       12.50               22.44       17.50
Third........................             15.25       12.13               19.31       16.25
Fourth.......................             17.50       12.88               22.38       18.00
--------------------------------------------------------------------------------------------

16.  QUARTERLY FINANCIAL DATA--UNAUDITED

                                                                     First       Second       Third      Fourth      Total
In thousands, except per share data                                 Quarter      Quarter     Quarter     Quarter     Year
----------------------------------------------------------------------------------------------------------------------------
1999
Net sales............................................              $189,603     $239,093    $233,154    $243,119   $904,969
Gross profit.........................................                26,761       35,089      37,963      34,503    134,316
Operating income.....................................                (1,112)       3,310        (944)      6,847      8,101
Net income...........................................                (1,990)       1,451       3,820       7,311     10,592
       Basic net income per share....................                  (.20)         .14         .38         .72       1.05
       Diluted net income per share..................                  (.20)         .14         .38         .72       1.04
Dividends declared per share of common stock.........                   .10          .10         .10         .10        .40

1998
Net sales............................................             $ 165,176     $194,800    $193,658    $209,677   $763,311
Gross profit.........................................                27,973       33,580      32,649      36,430    130,632
Operating income.....................................                 3,090        6,378       6,674       4,232     20,374
Net income...........................................                  986         5,169       3,373       3,481     13,009
     Basic net income per share......................                  .10           .52         .34         .35       1.30
     Diluted net income per share....................                  .10           .51         .33         .34       1.29
Dividends declared per share of common stock.........                  .10           .10         .10         .10        .40

See Management's Discussion and Analysis of Results of Operations and Financial Condition for discussion of the Company's results of operations and Notes 2, 4 and 13 for a discussion of the impact of certain transactions on the 1999 and 1998 quarterly results of operations.

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



/s/ J. Dwane Baumgardner
J. Dwane Baumgardner, Ph.D.
Chairman, Chief Executive Officer and President



/s/ Scott E. Reed
Scott E. Reed
Senior Vice President
and Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

DONNELLY CORPORATION
HOLLAND, MICHIGAN

We have audited the combined consolidated balance sheets of Donnelly Corporation and subsidiaries as of July 3, 1999 and June 27, 1998, and the related combined consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelly Corporation and subsidiaries as of July 3, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Grand Rapids, Michigan
August 12, 1999

EXHIBIT 21
                             SCHEDULE OF AFFILIATES

AS OF JULY 3, 1999

                                                                           PERCENTAGE OF
                 AFFILIATE                          INCORPORATION            OWNERSHIP
---------------------------------------------  ------------------------  ------------------
DONNELLY MIRRORS LIMITED                       ORGANIZED UNDER THE             100%
                                               LAWS OF THE REPUBLIC
                                               OF IRELAND

DONNELLY VISION SYSTEMS                        ORGANIZED UNDER THE             100%
EUROPE LIMITED                                 LAWS OF THE REPUBLIC
                                               OF IRELAND

DONNELLY DE MEXICO, S.A. DE C.V.               ORGANIZED UNDER THE             100%
                                               LAWS OF MEXICO

DONNELLY EUROGLAS SYSTEMS,                     ORGANIZED UNDER THE             100%
S.A.R.L.                                       LAWS OF FRANCE

DONNELLY HOLDING GmbH                          ORGANIZED UNDER THE             100%
                                               LAWS OF GERMANY

DONNELLY INTERNATIONAL, INC.                   MICHIGAN                        100%

DONNELLY TECHNOLOGY, INC.                      MICHIGAN                        100%

DONN-TECH INC.                                 MICHIGAN                        100%

DONNELLY RECEIVABLES CORPORATION               MICHIGAN                        100%

INFORMATION PRODUCTS, INC.                     MICHIGAN                        100%

DONNELLY SCANDINAVIA A.B.                      ORGANIZED UNDER THE             100%
                                               LAWS OF SWEDEN

DONNELLY INVESTMENTS, INC.                     MICHIGAN                        100%

DONNELLY HOHE VERWALTUNGS GmbH                 ORGANIZED UNDER THE              74%
                                               LAWS OF GERMANY

DONNELLY HOHE ESPANA, S.A.                     ORGANIZED UNDER THE            68.6%*
                                               LAWS OF SPAIN

DONNELLY HOHE GmbH & CO. KG                    ORGANIZED UNDER THE             66.7%
                                               LAWS OF GERMANY

SHANGHAI DONNELLY FU HUA WINDOW                ORGANIZED UNDER THE              50%
SYSTEMS COMPANY, LTD.                          LAWS OF CHINA

SHUNDE DONNELLY ZHEN HUA                       ORGANIZED UNDER THE              50%
AUTOMOTIVE SYSTEMS CO. LTD.                    LAWS OF CHINA

DONNELLY YANTAI ELECTRONICS CO. LTD.           ORGANIZED UNDER THE              50%
                                               LAWS OF THE PEOPLES
                                               REPUBLIC OF CHINA

VARITRONIX EC (MALAYSIA) SDN. BHD.             ORGANIZED UNDER THE              50%
                                               LAWS OF MALAYSIA

LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.         MICHIGAN                        50%**

DONNELLY/ARTEB, LTDA                           ORGANIZED UNDER THE              50%
                                               LAWS OF BRAZIL

DONNELLY ELECTRONICS, L.L.C.                   MICHIGAN                         19%

KAM TRUCK COMPONENTS, INC.                     MICHIGAN                         17%

APPLIED IMAGE GROUP                            NEW YORK                         13%

SHOTT-DONNELLY LLC SMART GLASS SOLUTIONS       DELAWARE                         50%

* 21.8% owned directly by Donnelly Corporation and 70.2% owned by Donnelly Hohe GmbH & CO. KG (66.7% of the equity of which is owned by Donnelly Corporation)

** Donnelly Corporation sold its interest in Lear Donnelly Overhead Systems,
   L.L.C. on September 14, 1999.

EXHIBIT 23

Consent of Independent Certified Public Accountants

Donnelly Corporation
Holland, Michigan

We hereby consent to the incorporation by reference of our reports dated August 12, 1999, relating to the combined consolidated financial statements and schedules of Donnelly Corporation appearing in the corporation's annual report on Form 10-K for the year ended July 3, 1999, in that corporation's previously filed Form S-8 Registration Statements for that corporation's 1998 Employees' Stock Purchase Plan (Registration No. 333-67969), 1998 Employee Stock Option Plan (Registration No. 333-67967), 1997 Employee Stock Option Plan (Registration No. 333-40987), 1987 Stock Option Plan (Registration No. 33-26555), 1987
Employees' Stock Purchase Plan (Registration No. 33-34746) and Non-Employee Directors' Stock Option Plan (Registration No. 33-55499).

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
September 24, 1999