Form 10-Q
period 1999-10-02
DONNELLY CORP
filed 1999-11-16
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarter ended October 2, 1999 Commission File Number 1-9716

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

5,984,721 shares of Class A Common Stock and 4,158,502 shares of Class B Common Stock were outstanding as of October 29, 1999.

DONNELLY CORPORATION

INDEX

                                                                            Page
                                                                       Numbering
                                                                       ---------
PART 1.                        FINANCIAL INFORMATION

  Item 1. Financial Statements


          Condensed Combined Consolidated Balance Sheets
          -   October 2, 1999 and July 3, 1999                                 3
          Condensed Combined Consolidated Statements of Income
          -   Three months ended October 2, 1999 and September 26, 1998        4
          Condensed Combined Consolidated Statements of Cash Flows
          -   Three months ended October 2, 1999 and September 26, 1998        5
          Notes to Condensed Combined Consolidated Financial Statements     6-10


  Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition                             11-19

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk        20


PART II.                       OTHER INFORMATION

  Item 1.   Legal Proceeding                                                  21

  Item 6.   Exhibits and Reports on Form 8-K                                  21

  Signatures                                                                  22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                                               October 2,             July 3,
In thousands                                                                      1999                 1999
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                   $          6,568      $          3,413
Accounts receivable, less allowance of $1,705 and $1,665                              92,400                73,925
Inventories                                                                           48,467                42,722
Prepaid expenses and other current assets                                             31,059                25,855
                                                                            ----------------      ----------------
    Total current assets                                                             178,494               145,915
Property, plant and equipment                                                        336,037               320,994
Less accumulated depreciation                                                        139,438               132,138
                                                                            ----------------      ----------------
    Net property, plant and equipment                                                196,599               188,856
Investments in and advances to affiliates                                             23,525                28,588
Other assets                                                                          32,103                31,742
                                                                            ----------------      ----------------
    Total assets                                                            $        430,721      $        395,101
                                                                            ================      ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                            $         90,895      $         97,372
Other current liabilities                                                             62,444                41,214
                                                                            ----------------      ----------------
    Total current liabilities                                                        153,339               138,586
Long-term debt, less current maturities                                              104,060                92,166
Deferred income taxes and other liabilities                                           53,240                54,657
                                                                            ----------------      ----------------
    Total liabilities                                                                310,639               285,409
                                                                            ----------------      ----------------
Minority interest                                                                      1,279                 1,361
Preferred stock                                                                          531                   531
Common stock                                                                           1,018                 1,017
Other shareholders' equity                                                           117,254               106,783
                                                                            ----------------      ----------------
    Total shareholders' equity                                                       118,803               108,331
                                                                            ----------------      ----------------
    Total liabilities and shareholders' equity                              $        430,721      $        395,101
                                                                            ================      ================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three Months Ended
                                                                             -----------------------------------
                                                                                October 2,        September 26,
In thousands except share data                                                    1999                1998
------------------------------------------------------------------------------------------------------------------
Net sales                                                                     $      208,917     $    189,603
Cost of sales                                                                        179,445          162,842
                                                                              --------------     ------------
    Gross profit                                                                      29,472           26,761
Operating expenses:
Selling, general and administrative                                                   18,828           18,588
Research and development                                                               7,820            9,285
                                                                              --------------     ------------
Total operating expenses                                                              26,648           27,873
                                                                              --------------     ------------
    Operating income (loss)                                                            2,824           (1,112)
                                                                              --------------     ------------
Non-operating (income) expenses:
Interest expense                                                                       1,433            2,010
Interest income                                                                         (314)            (171)
Royalty income                                                                          (101)            (107)
Gain on sale of equity investment                                                    (14,072)               -
Other (income) expense, net                                                               47             (172)
                                                                              --------------     ------------
Total non-operating (income) expenses                                                (13,007)           1,560
                                                                              --------------     ------------
    Income (loss) before taxes on income                                              15,831           (2,672)
Taxes on income (credit)                                                               5,900           (1,040)
                                                                              --------------     ------------
    Income (loss) before minority interest and
    equity earnings                                                                    9,931           (1,632)
Minority interest in net loss of subsidiaries                                            575              233
Equity in income (loss) of affiliated companies                                          427             (591)
                                                                              --------------     ------------
Income (loss) before cumulative effect of
    change in accounting principle                                                    10,933           (1,990)
Cumulative effect of change in accounting principle                                   (1,010)               -
                                                                              --------------     ------------
Net income (loss)                                                             $        9,923     $     (1,990)
                                                                              ==============     ============

Per share of common stock:
    Basic EPS
    Income (loss) before cumulative effect of
       change in accounting principle                                         $         1.08     $      (0.20)
    Cumulative effect of change in accounting principle                                (0.10)               -
                                                                              --------------     ------------
    Net income (loss)                                                         $         0.98     $      (0.20)
                                                                              ==============     ============

    Diluted EPS
    Income (loss) before cumulative effect of
       change in accounting principle                                         $         1.07     $      (0.20)
    Cumulative effect of change in accounting principle                                (0.10)               -
                                                                              --------------     ------------
    Net income (loss)                                                         $         0.97     $      (0.20)
                                                                              ==============     ============

    Cash dividends declared                                                   $         0.10     $       0.10

    Average common shares outstanding                                             10,135,059       10,078,032

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                              --------------------------------------
                                                                                   October 2,       September 26,
In thousands                                                                          1999              1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income (loss)                                                             $          9,923      $     (1,990)
Adjustments to reconcile net income (loss) to net cash from
 (for) operating activities:
Depreciation and amortization                                                            6,601             6,321
Loss on sale of property and equipment                                                     (10)               (3)
Gain on sale of equity investment                                                      (14,072)                -
Deferred pension cost and postretirement benefits                                        1,513             1,481
Deferred income taxes                                                                   (1,248)             (278)
Minority interest loss                                                                    (920)             (469)
Equity in losses of affiliated companies                                                  (427)              591
Cumulative effect of change in accounting principle                                      1,010                 -
Changes in operating assets and liabilities:
Repayment of accounts receivable                                                       (10,522)             (194)
Accounts receivable                                                                     (6,917)           (3,990)
Inventories                                                                             (5,299)           (2,276)
Prepaid expenses and other current assets                                               (9,060)           (2,550)
Accounts payable and other current liabilities                                          12,787             6,108
Other                                                                                   (1,314)              461
                                                                              ----------------      ------------
    Net cash from (for) operating activities                                           (17,955)            3,212
                                                                              ================      ============
INVESTING ACTIVITIES
Capital expenditures                                                                   (10,476)          (12,903)
Proceeds from sale of property and equipment                                                26               369
Investments in and advances to equity affiliates                                        (3,631)           (1,824)
Proceeds from sale of equity investment                                                 24,227                 -
Other                                                                                       96              (253)
                                                                              ----------------      ------------
    Net cash from (for) investing activities                                            10,242           (14,611)
                                                                              ================      ============
FINANCING ACTIVITIES
Net proceeds from long-term debt                                                        11,470            10,761
Common stock issuance                                                                      368               153
Dividends paid                                                                          (1,023)           (1,018)
                                                                              ----------------      ------------
    Net cash from financing activities                                                  10,815             9,896
                                                                              ================      ============
Effect of foreign exchange rate changes on cash                                             53                69
                                                                              ----------------      ------------
Increase (decrease) in cash and cash equivalents                                         3,155            (1,434)
Cash and cash equivalents, beginning of period                                           3,413             5,628
                                                                              ----------------      ------------
Cash and cash equivalents, end of period                                      $          6,568      $      4,194
                                                                              ================      ============

The accompanying notes are an integral part of these statements.

                              DONNELLY CORPORATION
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                 October 2, 1999

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 2, 1999, should not be considered indicative of the results that may be expected for the period ending December 31, 1999. The combined consolidated balance sheet at July 3, 1999, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended July 3, 1999.

Effective July 4, 1999, the Company changed the date for the end of its fiscal year from the Saturday nearest June 30 to December 31. For the transition period from July 4, 1999 to December 31, 1999, the Company's fiscal quarter ended on October 2. Both the quarters ended October 2, 1999, and September 26, 1998, included 13 weeks. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

NOTE B --- INVENTORIES

Inventories consist of:
   (In thousands)                               October 2,               July 3,
                                                   1999                    1999
                                                ----------             -----------
  Finished products and work in process         $   16,920             $    14,416
  Raw materials                                     31,547                  28,306
                                                ----------             -----------
                                                $   48,467             $    42,722
                                                ==========             ===========

NOTE C --- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                               Three Months Ended
                                                        ------------------------------
                                                        October 2,         September 26,
In thousands, except per share data                       1999                 1998
----------------------------------------------------   -----------         ----------
Income (loss) before cumulative
  effect of change in accounting principle             $    10,933         $   (1,990)
Less:  Preferred stock dividends                               (10)               (10)
                                                       -----------         ----------
Income (loss) from continuing operations
 available to common shareholders                      $    10,923         $   (2,000)
                                                       ===========         ==========

Weighted-average shares                                     10,135             10,078
Plus:  Effect of dilutive stock options                         43                  -
                                                       -----------         ----------
Adjusted weighted-average shares                            10,178             10,078
                                                       ===========         ==========

Basic EPS
Income (loss) before cumulative effect
  of  change in accounting principle                   $      1.08         $    (0.20)
Cumulative effect of  change in accounting
  principle                                                  (0.10)                 -
                                                       -----------         ----------
Net income (loss)                                      $      0.98         $    (0.20)
                                                       ===========         ==========
Diluted EPS
Income (loss) before cumulative effect
  of change in accounting principle                    $      1.07         $    (0.20)
Cumulative effect of  change in accounting
  principle                                                  (0.10)                 -
                                                       -----------         ----------
Net income (loss)                                      $      0.97         $    (0.20)
                                                       ===========         ==========

NOTE D---COMPREHENSIVE INCOME

Comprehensive income includes net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners.

Comprehensive income consists of the following (in thousands):

                                                              Three Months Ended
                                                       --------------------------------
                                                        October 2,         September 26,
                                                          1999                 1998
                                                       ------------        ------------
Net income (loss)                                      $     9,923         $  (1,990)
Other comprehensive income:
         Foreign currency translation and
         transaction adjustments                             1,203             1,734
                                                       -----------         ---------
Comprehensive income (loss)                            $    11,126         $    (256)
                                                       ===========         =========

During the three-month periods ended October 2, 1999 and September 26, 1998, translation and transaction adjustments of $1.2 million and $1.7 million, respectively, were recorded directly in a component of shareholder's equity in the accompanying condensed combined consolidated balance sheets. These resulted from changes in the foreign currency translation adjustments of the Company's net investments in its foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates caused by fluctuations in exchange rates. Total accumulated other comprehensive income totaled $(9.0) million and $ (6.3) million at October 2, 1999 and September 26, 1998, respectively.

NOTE E---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              Three Months Ended
                                                       ---------------------------------
(In thousands)                                         October 2,          September 26,
                                                          1999                 1998
                                                       -------------       -------------
Cash paid during the period for:
         Interest                                      $    865              $  1,247
         Income taxes                                     1,452                    21
Non-cash financing and investing activities:
         Non-cash assets received, net of
         liabilities assumed, as part
         of the sale of the 50% interest in
         Lear Donnelly Overhead Systems, LLC
         (see Note F)                                   $ 4,133              $     --

NOTE F---INVESTMENTS IN AND ADVANCES TO AFFILIATES

On September 14, 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear), its partner in the joint venture, resulting in a one-time pretax gain of $14.1 million, or $0.82 per share after tax. As consideration for its interest in Lear Donnelly, the Company received a product line of Lear Donnelly and other net proceeds of $28.4 million, which consisted of $24.2 million in cash as well as certain assets, net of liabilities assumed. The value of the product line transferred to the Company and other issues relating to the sale of the joint venture remain in negotiation or arbitration for determination of final valuation and ownership. Management recorded an estimate at the time of the sale for the expected outcome of these negotiations based on the best information available. The final determination may vary from the estimates established by management.

Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to the final customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts included in the joint venture, future annual net sales are expected to be reduced by approximately $65 to $70 million per year. As a result of the transaction, the financial results of Lear Donnelly are no longer included in the Company's financial statements after September, 1999. Since the joint venture operated at approximately break-even since its formation, this is not expected to have a material impact on the Company's future results of operations or financial position. However, gross profit and operating margins as a percent of sales for future periods will be favorably impacted by the sale.


NOTE G---NATURE OF OPERATIONS

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

The Company is primarily managed based on geographic segments and the product markets they serve. The Company has two reportable segments: North American Automotive Operations ("NAAO") and European Automotive Operations ("EAO"). The operating segments are managed separately as they each represent a strategic operational component that offers the Company's product lines to customers in different geographical markets. The accounting polices of the reportable operating segments are the same as those described in the summary of significant accounting policies described in Note 1 - Summary of Significant Accounting Policies, in the Company's 1999 Annual Report. Revenues are attributed to segments based on the location of where the sales originate. The Company evaluates performance based on segment profit, which is defined as earnings before interest, taxes, depreciation and amortization, excluding significant special gains, losses and restructuring charges. Due to the Company's corporate headquarters being located in the United States, certain estimates are made for allocations t NAAO of centralized corporate costs incurred in support of NAAO. Centralized European overhead costs are included in EAO. The Company accounts for intersegment sales and transfers at current market prices and intersegment services at cost.

A summary of the Company's operations by its business segments follows:

                                                                                       Other           Intersegment       Total
In thousands                                         NAAO            EAO              Segments*        Eliminations     Segments
--------------------------------------------------------------------------------------------------------------------------------
Quarter ended October 2, 1999:
Revenues................................             $120,413        $ 62,599         $ 27,132         $(1,227)         $208,917
Segment profit..........................               10,874           1,505            1,896              --            14,275

Quarter ended September 26, 1998:
Revenues................................             $107,886        $ 61,123         $ 21,304           $(710)         $189,603
Segment profit..........................               10,062             705             (121)             --            10,646

* Other segments category includes the Company's automotive joint ventures and North American non-automotive businesses.

Reconciliations of the totals reported for the operating segments' profit to consolidated income before income taxes in the combined consolidated financial statements is shown below:

                                                                    October 2,              September 26,
In thousands                                Quarter  Ended            1999                      1998
---------------------------------------------------------------------------------------------------------
Segment profit from reportable segments.......................    $     12,379             $     10,767
Segment profit from other segments............................           1,896                     (121)
Interest, net.................................................          (1,119)                  (1,839)
Depreciation and amortization.................................          (6,601)                  (6,321)
Gain on sale of equity investments............................          14,072                       --
Corporate and other expenses*.................................          (4,796)                  (5,158)
                                                                  -------------------------------------
Income before taxes on income                                     $     15,831             $     (2,672)
                                                                  =====================================

* Corporate and other expenses category includes centralized corporate functions including those for advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

Additional disclosures regarding the Company's products and services, geographic areas, major customers and total assets are included in Note 3 - Nature of Operations, in the Company's 1999 Annual Report.

NOTE H---CHANGE IN ACCOUNTING PRINCIPLE

Effective July 4, 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities." SOP 98-5 requires companies to expense the costs of start-up activities and organization costs as incurred. A one-time charge of $1.0 million, net of tax, was taken against net income as a change in accounting principle for the write-off of previously capitalized start-up and organization costs.

ITEM 2.   DONNELLY CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              FIRST QUARTER REPORT
                   FOR THE THREE MONTHS ENDED OCTOBER 2, 1999


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

OVERVIEW

Effective July 4, 1999, the Company changed the date for the end of its fiscal year from the Saturday nearest June 30 to December 31. For the transition period from July 4, 1999 to December 31, 1999, the Company's fiscal quarter ended on October 2. For the quarters ended October 2, 1999 and September 26, 1998, the Company's combined consolidated financial statements include Donnelly Hohe's financial statements as of and for the periods ended August 31, 1999 and August 31, 1998, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

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

Mergers, Joint Ventures and Sale of Investments

In the second  quarter  of fiscal  1999,  the  Company  merged its wholly  owned subsidiary, Donnelly Optics Corporation ("Optics") into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. As a result of this transaction, the financial results of Optics, a non-reportable segment, are no longer included in the Company's financial statements after December 1, 1998.

In the second and third quarters of fiscal 1999, the Company sold its entire interest in VISION Group plc ("VISION Group"). The Company's equity in the financial results of VISION Group is no longer included in the Company's financial statements after November 1999.

In the fourth quarter of fiscal 1999, the Company formed Schott Donnelly, a 50-50 joint venture with Schott North America Manufacturing, Inc., a wholly owned subsidiary of Schott Corporation ("Schott"). In accordance with the LLC operating agreement, losses generated by the joint venture will be allocated to Schott until Schott has contributed $9.5 million.

On September 14, 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture, resulting in a one-time pretax gain of $14.1 million, or $0.82 per share after tax. As consideration for its interest in Lear Donnelly, the Company received a product line of Lear Donnelly and other net proceeds of $28.4 million, which consisted of $24.2 million in cash as well as certain assets, net of liabilities assumed. The total proceeds of the sale were offset by the book value of the Company's investment in Lear-Donnelly at the time of the sale of $9.5 million, the direct selling costs and other related liabilities associated with the sale. The value of the product line transferred to the Company and other issues relating to the sale of the joint venture remain in negotiation or arbitration for determination of final valuation and ownership. Management recorded an estimate at the time of the sale for the expected outcome of these negotiations based on the best information available. The final determination may vary from the estimates established by management.

Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to the final customers. In addition, due to the transfer of the Company's interior lighting and trim sales contracts included in the joint venture to Lear, future annual net sales will be reduced by approximately $65 to $70 million per year.

RESULTS OF OPERATIONS

North American Automotive Operations

Net sales for NAAO increased by approximately 11.6% in the quarter ended October 2, 1999, compared to the first quarter of fiscal 1999. The increase was primarily due to North America car and light truck build which was higher by approximately 15% in the quarter as compared to the same period last year. Overall sales in NAAO grew at a rate lower than industry vehicle build primarily due to lower sales of handle products in the quarter compared to last year. Sales for handle products are expected to remain lower than previous year levels. Where the Company is experiencing strong growth in complete outside mirrors, sales of these products at a rate slightly lower than industry vehicle build due to change overs and timing of new program launches.

NAAO gross profit was higher for the quarter compared to the previous year primarily due to the increased sales levels. However, gross profit margins were slightly lower as a percent of net sales due to the continued rapid rate of revenue growth in modular window net sales, relative to the net sales growth of other products, such as mirrors and door handles, which have higher gross profit margins, as well as continued pricing pressures. The Company has experienced a continued change in gross profit margin in recent years based on the sales growth or change in mix between lower-margin and that of higher-margin products. It is expected that future changes in revenue will be more balanced between higher- and lower-margin products.

The Company's North American operating margins were slightly lower in the period compared to the same period last year. Higher sales volumes and lower selling and administrative costs as a percent to net sales were offset by an unfavorable mix of lower margin products. During 1999, NAAO implemented a cost reduction program to focus functional groups on best-in-class performance. This program has allowed NAAO to leverage these expenses with increases in sales.

European Automotive Operations

Net sales for the Company's European operations, increased slightly in the first quarter compared to the same period last year. However, the overall sales increase for EAO was reduced by the weakening of the dollar relative to the German mark and Irish punt for the comparable periods. If exchange rates in the first quarter were consistent with the same period last year, EAO net sales would have increased by 7.5%. The increase in sales was primarily due to strong demand for electrochromic mirrors compared to last year supported by product content on strong selling vehicles. European car build, while relatively flat for the period, remained strong.

EAO gross profit margins improved slightly for the period compared to the first quarter of fiscal 1999. EAO experienced strong improvements in gross profit margins in both operating facilities in Ireland due to operational improvements and stronger sales volumes while margins were slightly lower in Germany due to costs associated with the EAO turnaround plan. Overall sales price pressures in Europe were offset by improvements in purchase material costs, higher volumes and general operations productivity improvements.

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

In July 1999, the Company completed the re-negotiation of its labor contract in Germany allowing for greater work flexibility rules, broader productivity guidelines and a delay in certain wage increases until certain income profitability targets are accomplished. For the quarter ended October 2, 1999, cash payments of $0.6 million were applied against the Company's restructuring reserves for the payment of severence and termination benefits. The Company has substantively completed the re-alignment of the sales functions throughout Europe. It is expected that the majority of the remaining actions associated with the plan, most notably the consolidation of the German manufacturing facilities and re-organization of manufacturing functions, will be completed by the end of calendar year 2000. The total remaining restructuring reserve at October 2, 1999 was $9.7 million, of which $8.6 million is classified as short-term.

EAO operating losses were lower in the period compared to the first quarter of 1999. Contributing to this were the slightly improved gross profit margins and lower research and development costs.

Company

Net sales were $208.9 million in the quarter ended October 2, 1999, compared to $189.6 million in the first quarter of fiscal 1999, an increase of approximately 10%. The increase is mainly due to higher sales volume in North America and high dollar content on strong selling vehicles. Suppliers in the automotive industry continue to experience significant price demands from their customers. While these price demands continue to place significant pressure on the Company's gross profit and operating margins, they did not have a material impact on net sales for the quarter ended October 2, 1999, or the first fiscal quarter of 1999. The impact of price changes on the Company's gross profit margins is dependant upon the ability of the Company to offset these decreases by improvements in purchase material prices, product design changes and overall operations productivity improvements.

Gross profit margins for each of the quarters ended October 2, 1999 and September 26, 1998 was 14.1%. The flat gross profit margins are primarily due to higher sales at the Company's Lear Donnelly joint venture and relatively greater revenue growth of products with lower profit margins at NAAO. The Lear Donnelly joint venture unfavorably impacted gross profit margins because certain sales related to the joint venture were included in the net sales of the Company, but the gross profit was recorded by Lear Donnelly, which the Company accounts for under the equity method (see Note F).

Selling, general and administrative expenses were 9.0% and 9.8% of net sales for the quarters ended October 2, 1999 and September 26, 1998, respectively. This is primarily as a result of the Company's ability to leverage these expenses on higher sales volumes in NAAO and the Optics merger.

Research and development expenses were 3.7% and 4.9% of net sales in the quarters ended October 2, 1999 and September 26, 1998, respectively. These expenses were lower for the quarter primarily due to the formation of the Schott Donnelly LLC Smart Glass Solutions ("Schott Donnelly") joint venture, the Optics merger and Donnelly Electronics, LLC. Research and development expenses for the respective businesses and technologies contributed by the Company to these ventures were transferred to the new ventures which are accounted for under the equity or cost method of accounting. The Company's research and development expenses were also lower due to the ability of EAO to leverage these costs.

The Company reported operating income of $2.8 million in the quarter ended October 2, 1999, compared to a loss of $1.1 million in the first quarter of fiscal 1999. The Company benefited from lower operating losses in Europe, the Optics merger and the reduction of research and development expenses as a percent of net sales.

Interest expense was $1.4 million in the quarter ended October 2, 1999, compared to $2.0 million for the first quarter of fiscal 1999. Interest expense was lower primarily due to lower average debt and capitalization of certain interest costs during the quarter ended October 2, 1999, compared to the same period in 1999.

The Company recognized a one-time pretax gain of $14.1 million in the first quarter associated with the sale of its investment in Lear Donnelly, (See Note F.)

The Company's tax expense for the three-month period was $5.9 million on a pretax income of $15.8 million for an effective tax rate of 37.3%, compared to 38.9% in the first quarter of fiscal 1999.

Minority interest in net loss of subsidiaries increased to $0.6 million for the quarter ended October 2, 1999, compared to $0.2 million in the first quarter of fiscal 1999. The increase is due to net losses incurred at the Company's Malaysian operations.

Equity in earnings (losses) of affiliated companies improved to $0.4 million in the quarter ended October 2, 1999, compared to ($0.6) million in the first quarter of fiscal 1999. This is primarily related to the sale of the Company's interest in VISION Group, which was incurring operating losses in the prior year, and operational improvements at the Company's joint ventures in China and at the Lear Donnelly joint venture.

Effective July 4, 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities." SOP 98-5 requires companies to expense the costs of start-up activities and organization costs as incurred. A one-time charge of $1.0 million, net of tax, was taken against net income as a change in accounting principle for the write-off of previously capitalized start-up and organization costs.

During 1999, the Company continued to focus on implementing plans to improve financial performance. In September 1998, four members from the Company's senior management team began extended assignments in Europe to bring greater speed and effectiveness to the restructuring and turnaround needed in Europe. In the third quarter of fiscal 1999, this senior management team developed a turnaround plan to restore the European operations to long-term profitability. The Company's management has also implemented an effort in North America to re-focus functional groups on best-in-class performance in terms of operational effectiveness and cost efficiency. These actions combined with the impact of the merger of Optics into Applied Image, the sale of the Company's interest in VISION Group, the formation of Schott Donnelly and productivity improvements made in North America and Europe are expected to improve the overall operating performance and financial condition of the Company. The culmination of these actions, combined with continued strong sales for the Company, has resulted in a record nine-month period of operations earnings performance from January 1999 through September 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.2 and 1.1 at October 2, 1999, and July 3, 1999, respectively. Working capital was $25.2 million on October 2, 1999, compared to $7.3 million on July 3, 1999. Current assets increased more than current liabilities from July 3, 1999 to October 2, 1999. Most of this increase in current assets was attributable to a reduction in the level of accounts receivable sold under the securitization at October 2, 1999 as compared to July 3, 1999.

At October 2, 1999, and July 3, 1999, a $28.1 million and $40.4 million interest, respectively, had been sold under the Company's accounts receivable securitization. Proceeds sold under this agreement are generally used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as an operating cash flow. The agreement expires in December 1999, however is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures in the quarter ended October 2, 1999 and September 26, 1998, were $10.5 and $12.9 million, respectively. However, in the next twelve to eighteen months, capital spending is expected to increase from these levels to support the continued launch of new business orders, the implementation of new manufacturing, distribution and administrative information systems globally and capital expenditures related to the 1999 European turnaround plan.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $33.8 million and $22.5 million in the Company's combined consolidated balance sheets dated October 2, 1999, and July 3, 1999, respectively. The Company's total long-term borrowing increased by $11.9 million at October 2, 1999, compared to July 3, 1999, primarily due to seasonality in the European Automotive Operations and the North American Automotive Operations, combined with increased borrowing at Varitronix, EC in Malaysia.

The Company has announced significant restructuring plans in 1997 and 1999 to improve the overall profitability of the Company's European operations. Cash payments of approximately $9.7 million are expected to be required to support these plans primarily for the payment of severance and voluntary termination benefits. The majority of these payments are expected to be completed by the end of calendar year 2000.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under the Company's existing credit facilities. In addition, the sale of the Company's investment in Lear Donnelly had a material favorable impact on cash flows (see Note F). This transaction was completed on September 14, 1999 and the related cash proceeds were used to reduce revolving lines of credit. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company.

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

No other recently issued accounting standards are expected to have a material impact on the Company

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

The assessment, remediation and testing process has materially been completed at the Company's North American, European and joint venture operations for all facilities, products, embedded systems and information systems. In addition, the Company has initiated formal communications with its suppliers and large customers in North America and Europe to determine the extent to which the Company is vulnerable to third-party failure to remediate their own year 2000 issues. Joint ventures have been analyzed utilizing the same process employed internally within the Company. Critical suppliers have favorably performed under interview and audit procedures and in management's assessment have their year 2000 remediation underway in a reasonable manner.

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

In Europe, the Company has completed the remediation process for facilities, embedded systems and information systems. The total cost of the remediation process was approximately $0.9 million. The Company has utilized both internal and external resources to reprogram, or replace and test, the software for year 2000 modifications. The Company has substantially completed its year 2000 assessment and remediation. The project costs attributable to software developed for internal use to meet future industry requirements will be capitalized. Any remaining year 2000 project cost, anticipated to be less than $1 million, will be expensed as incurred over the next three months. Year 2000 preparations have had no material impact other than these costs. The Company has received several audits of year 2000 compliance from both customers and external auditors at customer requests. The current status of all such external audits is a current condition of acceptable year 2000 readiness.

In addition to the fact that the Company has substantially completed its assessment, remediation and testing efforts, it has also initiated a year 2000 contingency planning process to identify, reduce and manage the risk to our business and Customers of year 2000 failures on the part of others. The contingency planning process is intended to identify the most reasonable likely worst case scenarios and develop contingency plans to address them. While the individual contingency plans vary by facility, the common recurring theme for a worst case scenario is failure of local utilities and communications for 1 to 2 days. Contingencies planned by the Company include such key items as adequate local power generation capability to ensure continuous operation of computers and shipping, as well as, adequate on-hand finished goods to bridge such a gap with continuous supply to customers. Contingency plans are complete for all of the Company's facilities and processes.

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

The Company created an internal, pan-European, cross-functional team, as well as internal teams at each operation affected by the change to address operational implementation issues and investigate strategic opportunities due to the introduction of the euro. The Company has established action plans that are currently being implemented to address the euro's impact on information systems, currency exchange risk, taxation, contracts, competition and pricing. The Company anticipates benefiting from the introduction of the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe and increased efficiency in centralized European cash management. The Company has commenced conversion of it's European operations from national currency to the euro. The change in functional currency is proceeding as planned and is expected to be completed in the middle of calendar 2001.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in the 1999 Annual Report, Summary of Significant Accounting Policies in the Notes to the Combined Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 8 - Financial Instruments and Note 6 - Debt and Other Financing Arrangements, in the Company's 1999 Annual Report.

International operations are primarily based in Europe and, excluding U.S. export sales, which are principally denominated in U.S. dollars, constitute a significant portion of the revenues and identifiable assets of the Company. A predominant portion of these international revenues and identifiable assets are based in German marks. The Company has significant loans to foreign affiliates which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency transaction adjustments on these long-term advances to affiliates and the foreign currency translation adjustment of the Company's net investment in these affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. Since the Company manufactures its products in a number of locations around the world, it has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance partially its foreign currency transaction risk. Selective foreign currency commitments and transaction exposures are partially hedged. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, it borrows in local currencies to reduce such exposure. The Company is also exposed to fluctuations in other currencies including: British pounds, French francs, Irish punts, Japanese yen, Mexican pesos, Spanish pesetas, Malaysian ringit and Brazilian reals. The fair value of the foreign currency contracts outstanding has been immaterial each of the last two years.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May  12,  1998,  Metagal  Industria  E  Cornercio  Ltda  ("Metagal")  filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan. The complaint requests a declaratory judgment of non-infringement and invalidity of two Company patents related to lights integrated into automotive mirrors. The Company has denied Metagal's allegations and has filed a counterclaim alleging that the importation and sale by Metagal of certain automotive rear view mirrors incorporating light is an infringement of the two patents at issue. The Company seeks an injunction against Metagal as well as unspecified damages. The Company believes that the litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

On October 6, 1998, the Company filed a complaint against Metagal in the U.S. District Court for the Western District of Michigan. The lawsuit alleges that the production and sale by Metagal of certain automotive rear view mirrors incorporating lights infringes one of the Company's patents. The Company seeks an injunction against Metagal, as well as unspecified damages. Metagal has denied infringement and asserts that the Company's patent is invalid. This lawsuit has recently been transferred to the Eastern District of Michigan, and consolidated with Metagal's declaratory judgment action described above. The Company believes that this litigation will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit 10.1 Redemption and Purchase Agreement dated September, 1999, by and between Lear Corporation, Marlette JV Acquisition Corporation, Donnelly Corporation and Lear Donnelly Overhead Systems, LLC.

Exhibit 10.2 Amendment dated September, 1999, to the Multicurrency Revolving Credit Agreement dated as of September 16, 1997, as amended, by and among Donnelly Corporation, Donnelly Hohe GmbH & Co. KG, the borrowing subsidiaries party thereto, the banks named therein, and Bank One, Michigan, as agent for the banks.

Exhibit 27     Financial Data Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                        DONNELLY CORPORATION
                                        Registrant




Date:  November 16, 1999                /s/ J. Dwane Baumgardner
                                        J. Dwane Baumgardner
                                        (Chairman, Chief Executive
                                        Officer, and President)

Date:  November 16, 1999                /s/ Scott E. Reed
                                        Scott E. Reed
                                        (Senior Vice President, Chief
                                        Financial Officer)

EXHIBIT 10.1
                        REDEMPTION AND PURCHASE AGREEMENT


     THIS AGREEMENT (the "Agreement") dated as of September 14th, 1999, by and between LEAR CORPORATION, a Delaware corporation ("Lear"), MARLETTE JV ACQUISITION CORPORATION, a Delaware corporation ("Lear Affiliate"), DONNELLY CORPORATION, a Michigan corporation ("Donnelly"), and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company (the "Company"). Lear, Donnelly and the Company are sometimes collectively called the "Parties".

                                    RECITALS:

     The Company is engaged in the design, engineering and sale of automobile or truck interior overhead modular systems and components. Lear and Donnelly each hold a 50% membership interest in the Company. The Parties desire to first have the Company redeem part of Donnelly's membership interest in the Company (the "Donnelly Interest") and then have Lear and Lear Affiliate purchase the remaining Donnelly Interest, and in connection therewith the parties desire to enter into various related agreements and amendments and modifications of certain existing agreements to reflect the termination of Donnelly's interest in the Company on the terms and conditions hereinafter set forth.

     In consideration of the premises and of the mutual covenants and agreements contained herein, the parties hereby agree as follows:

                                    ARTICLE I

            Partial Redemption and Sale of Donnelly Interest; Closing

     1.1 Partial Redemption of the Donnelly Interest. Upon and subject to the terms and conditions hereof, on the Closing Date the Company will first transfer to Donnelly (a) all of the Company's rights, title and interest in and to the land and buildings, structures and fixtures situated on or forming a part of the property commonly known as 3401 128th Avenue, Holland, Michigan and legally described on Schedule 1.1(a), including the fixtures listed on Schedule 1.1(b), the Model Shop and the dedicated equipment therein described on Schedule 1.1(c) (the "Dedicated Equipment") and (b) those assets of Eurotrim associated with the manufacture of mirrors described on Schedule 1.1(d), in redemption of 3% of Donnelly's membership interest in the Company (the "Donnelly Redeemed Interest"). The said real estate, fixtures, Model Shop, Dedicated Equipment and Eurotrim assets comprise the Holland Facility (the "Holland Facility"). The Holland Facility will be transferred to Donnelly free and clear of all Liens and the Company will pay the real estate transfer tax applicable to such transfer.

     1.2 Excluded Assets. Notwithstanding Section 1.1 hereof, the Company's rights in the following assets (collectively, the "Excluded Assets"), although they relate to the Holland Facility, are to be retained by the Company and are not to be sold, conveyed, assigned or transferred to Donnelly: all other assets located at or used in connection with the operation of the Holland Facility, including but not limited to, all machinery, equipment (other than the Dedicated Equipment and the Optical Laboratory Equipment described on Schedule 1.2 which belongs to Donnelly), tools, furniture and other tangible assets (including the overhead crane), inventory, contracts and purchase orders.

     1.3 Purchase and Sale of Donnelly's Remaining Membership Interest. Immediately following the redemption of the Donnelly Redeemed Interest, Donnelly will sell, convey and transfer, assign and deliver to Lear or its affiliate and Lear or its affiliate shall purchase from Donnelly, Donnelly's remaining membership interest in the Company (the "Remaining Donnelly Interest") free and clear of all Liens. Prior to Closing, Lear shall determine the relative portion of the Remaining Donnelly Interest to be purchased by Lear and Lear Affiliate and the purchase price payable by said purchasers shall be allocated proportionately between Lear and Lear Affiliate. The purchase price payable by Lear and Lear Affiliate to Donnelly for the Remaining Donnelly Interest shall be (a) $28,750,000, cash, (b) plus the difference between $6,250,000 and the value of the Eurotrim assets associated with the manufacture of mirrors acquired by Donnelly pursuant to
Section 1.1 hereof and described on Schedule 1.1(d) which value shall be determined by arbitration pursuant to Section 9.15 and settlement of the amount due with respect to these assets shall be made pursuant to Section 9.16, (c) plus or minus the outstanding amount of trade account receivables between the Company and Donnelly as set forth on Schedule 1.3, (d) minus the amount of any filing fees paid by Lear but payable by Donnelly under Section 9.2, (e) plus or minus the agreed upon reimbursable tooling owed between Donnelly and the Company as of the Closing Date as set forth on Schedule 1.3, (f) plus or minus the other amounts set forth on the Closing Statement and (g) less $3,395,091 and $1,277,705 to be retained pursuant to Section 4.18(b) and Section 4.18(c), respectively (the "Purchase Price").

     1.4 Closing. (a) Subject to the conditions set forth in this Agreement, the redemption of the Donnelly Redeemed Interest and the purchase and sale of the Remaining Donnelly Interest pursuant to this Agreement (the "Closing") shall take place at the offices of Bodman, Longley & Dahling LLP in Troy, Michigan, commencing at 10:00 o'clock A.M., local time, on the date hereof, or at such other time, place and date as shall be mutually agreed on by Lear and Donnelly. The date on which the Closing occurs is herein referred to as the "Closing Date" and the Closing shall be deemed to be effective as of the Closing Date.

          (b) At the Closing, Donnelly shall transfer to the Company the Donnelly Redeemed Interest, free and clear of all Liens and restrictions and the Company shall sell, assign, convey, transfer and deliver to Donnelly, in payment for the redemption of the Donnelly Redeemed Interest, good, valid and marketable title to the Holland Facility, free and clear of all Liens by executing and delivering to Donnelly the instruments of transfer (the "Holland Facility Instruments of Transfer") attached hereto as Exhibit 1.4(b), and such other deeds, bills of sale, assignments, opinions, certificates and other instruments and documents as Donnelly shall require.

          (c) At the Closing, Donnelly or Donnelly's assignee shall sell, assign, convey, transfer and deliver to Lear or its affiliate good, valid and marketable title to the Remaining Donnelly Interest, free and clear of all Liens and restrictions by executing and delivering to Lear or its affiliate the Assignment of Membership Interest attached hereto as Exhibit 1.4(c), and such other instruments and documents as Lear or the Company shall require.

          (d) At the Closing, Lear and Lear Affiliate, shall accept the assignment of the Remaining Donnelly Interest and shall deliver to Donnelly (by wire transfer to a bank account designated by Donnelly upon two (2) business days' prior written notice to Lear) an amount equal to the Purchase Price.

                                   ARTICLE II

                   Representations and Warranties of Donnelly

     Except as set forth in the attached disclosure schedule (the "Donnelly Disclosure Schedule"), Donnelly represents and warrants to Lear and the Company that the following representations and warranties are true and correct on the date hereof.

     2.1 Organization . Donnelly is a corporation duly organized, validly existing and in good standing under the laws of the State of Michigan.

     2.2 Authority Relative to Agreement . Donnelly has all requisite corporate power and authority to execute and deliver this Agreement and the Ancillary Documents and to consummate the transactions contemplated hereby and thereby. The execution and delivery of this Agreement have been, and when executed and delivered the Ancillary Documents will be, duly and validly authorized by the Board of Directors of Donnelly, and no other corporate proceedings on the part of Donnelly are necessary to authorize this Agreement or the Ancillary Documents or to consummate the transactions contemplated hereby or thereby. This Agreement has been, and when executed and delivered the Ancillary Documents will be, duly and validly executed and delivered by Donnelly and constitute valid and binding agreements of Donnelly, enforceable against Donnelly in accordance with their respective terms, except for the application of bankruptcy or the similar insolvency laws and except for the unavailability of equitable remedies .

     2.3 Consents and Approvals; No Violation . Neither the execution and delivery of this Agreement by Donnelly nor the consummation of the transactions contemplated hereby will (i) conflict with or result in any breach of any provision of the Articles of Incorporation or Bylaws of Donnelly, (ii) to Donnelly's knowledge require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority applicable to Donnelly, except in connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), (iii) assuming compliance with the HSR Act, violate any order, writ, injunction, decree, statute, or to Donnelly's knowledge, rule or regulation applicable to Donnelly or any of its assets, which violation would in the opinion of Donnelly have a material adverse effect on the business, operations or financial condition of Donnelly or impair in any material respect its ability to consummate the transactions contemplated hereby, or (iv) result in a violation or breach of, or constitute a default under, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, license, lease, contract, agreement or other instrument or obligation to which Donnelly is a party or by which it or any of its properties or assets may be bound.

     2.4 Title. Donnelly has, and upon consummation of the Closing (i) the Company will acquire, good, valid and marketable right, title and interest in and to the Donnelly Redeemed Interest and (ii) Lear will acquire, good, valid and marketable right, title and interest in and to the Remaining Donnelly Interest, free and clear of any and all Liens.

     2.5 Broker. Donnelly has not employed any broker or finder nor incurred any liability for a brokerage fee, commission or finder's fee in connection with the transactions contemplated by this Agreement. Schedule

     2.6 Disclosure. To the knowledge of Donnelly, there is no material fact known to Donnelly that has not been disclosed to Lear or the Company that has or could have a Material Adverse Effect.


                                   ARTICLE III

                     Representations and Warranties of Lear

     Except as set forth in the attached disclosure schedule (the"Lear Disclosure Schedule"), Lear represents and warrants to Donnelly that the following representations and warranties are true and correct on the date hereof.

     3.1 Organization. Lear is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Lear Affiliate is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

     3.2 Authority Relative to Agreement . Lear and Lear Affiliate have all requisite corporate power and authority to execute and deliver this Agreement and the Ancillary Documents and to consummate the transactions contemplated hereby and thereby. The execution and delivery of this Agreement have been, and when executed and delivered the Ancillary Documents will be, duly and validly authorized by the Board of Directors of Lear and of Lear Affiliate, respectively, and no other corporate proceedings on the part of either Lear or Lear Affiliate are necessary to authorize this Agreement or the Ancillary Documents or to consummate the transactions contemplated hereby or thereby. This Agreement has been, and when executed and delivered the Ancillary Documents will be, duly and validly executed and delivered by Lear, Lear Affiliate and the Company and constitute valid and binding agreements of Lear, Lear Affiliate and the Company, enforceable against Lear, Lear Affiliate and the Company in accordance with their respective terms, except for the application of bankruptcy of similar insolvency laws and except for the unavailability of equitable remedies.

     3.3 Consents and Approvals; No Violation . Neither the execution and delivery of this Agreement by Lear nor the consummation of the transactions contemplated hereby will (i) conflict with or result in any breach of any provision  of the  Certificate  of  Incorporation  or  Bylaws  of  Lear  or Lear
Affiliate, (ii) to Lear's knowledge, require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except in connection with the HSR Act, (iii) assuming compliance with the HSR Act, violate any order, writ, injunction, decree, statute, or to Lear's knowledge, rule or regulation applicable to Lear or any of its assets, which violation would in the opinion of Lear have a material adverse effect on the business, operations or financial condition of Lear or impair in any material respect its ability to consummate the transactions contemplated hereby, or (iv) result in a violation or breach of, or constitute a default under, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, license, lease, contract, agreement or other instrument or obligation to which Lear is a party or by which it or any of its properties or assets may be bound.

     3.4 Title. The Company has, and upon the closing, Donnelly will acquire good and marketable right, title and interest in and to the Holland Facility, free and clear of any and all liens and encumbrances.

     3.5 Disclosure. To the knowledge of Lear, there is no material fact known to Lear that has not been disclosed to Donnelly that has or could have a material adverse effect on the Holland Facility or any of the business or obligations of the Company undertaken by Donnelly or for which Donnelly is obligated under this Agreement or the Ancillary Documents..

     3.6 Holland Facility. With regard to the Holland Facility:

          (a) To the knowledge of Lear and the Company, the equipment, machinery and other assets to be acquired by Donnelly pursuant to this Agreement, are in good operating condition and repair (normal wear and tear accepted).

          (b) Environmental Matters.

               (i) To Lear's and the Company's knowledge the Company holds all Environmental Permits necessary to conduct its Business as presently conducted. Lear has received no notice from any governmental authority with respect to the revocation or amendment of any Environmental Permit;

               (ii) To Lear's and the Company's knowledge there is no civil, criminal or administrative action, suit, summons, citation, complaint, claim, notice of violation, demand, judgment, order, lien, proceeding or hearing or any study, inquiry, proceeding or investigation relating to the Business, threatened against the Company based on, stemming from or related to any Environmental Permit or any Environmental Law or any Hazardous Substance.

               (iii) To Lear's and the Company's  knowledge the Holland Facility is free of any Hazardous Substances (except those authorized pursuant to and in accordance with Environmental Permits held by the Company) and free of all contamination, including but not limited to groundwater contamination, arising from, relating to, or resulting from any such Hazardous Substances.

               (iv) To Lear's and the Company's knowledge the Company has not received any written notice or other communication that the Company is or may be a potentially responsible person or otherwise liable in connection with any waste disposal site allegedly containing any Hazardous Substances, or other location used for the treatment, storage or disposal of any Hazardous Substances manufactured, generated or used at, or in connection with, or disposed of or transported from, the Business.

     "Environmental Laws" means any currently applicable federal, state, local, municipal or foreign statute, ordinance or common law, and any rule, regulation, code, plan, ordinance, order, decree, judgment, permit, grant, franchise, concession, restriction, agreement, requirement or injunction issued, entered, promulgated or approved thereunder, relating to the environment, human health or safety or relating to occupational or environmental matters, including, without limitation, any that restrict, prohibit, govern, regulate, permit, impose duties or require any actions with respect to (i) the production, manufacture, use, sale, storage, treatment, disposal, emission, discharge, dispersal, dissemination, release, or threatened release of any substance, mixture, material or product into or upon any environmental medium (including, without limitation, air, surface water, groundwater and land surface or subsurface), or into the workplace, and (ii) the presence, manufacture, generation, processing, distribution, use, sale, treatment, recycling, receipt, storage, disposal, transport, arranging for transportation, treatment or disposal, investigation, cleanup, response, removal or handling of Hazardous Substances;

     "Environmental Permits" means, collectively, permits, consents, licenses, approvals, registrations, certifications and authorizations required under Environmental Laws;

     "Hazardous Substance" means, any substance that is designated as, is defined to be, is listed as or has characteristics which are, hazardous or toxic under any federal, state, local, municipal or foreign statute, ordinance, rule or regulation, under the common law or under any decision of any court or any governmental entity with jurisdiction over the Business or the Acquired Assets. Without limiting the generality of the foregoing, Hazardous Substances shall include (i) any mixture, compound, material or product that contains a Hazardous Substance; (ii) petroleum products; (iii) asbestos; and (iv) polychlorinated biphenyls.

                                   ARTICLE IV

                            Covenants of the Parties

     4.1 Consents; Filings. Lear and Donnelly will use their respective best efforts to obtain the consents of all Persons and governmental authorities necessary to the consummation of the transactions contemplated by this Agreement. Without limiting the generality of the foregoing, each of the parties will file any Notification and Report Forms and related material that it may be required to file with the Federal Trade Commission and the Antitrust Division of the United States Department of Justice under the HSR Act, will use its best efforts to obtain an early termination of the applicable waiting period, and will make any further filings pursuant thereto that may be necessary, proper, or advisable. Lear, Donnelly and/or the Company will file, or cause to be filed, with governmental authorities all such other filings and submissions under laws and regulations applicable to them, if any, as may be required of Lear, Donnelly and the Company for the consummation of the transactions contemplated by this Agreement. The parties will coordinate and cooperate with one another in exchanging such information and reasonable assistance as may be requested in connection with all of the foregoing.

     4.2 Additional Agreements . Subject to the terms and conditions of this Agreement, each of the parties hereto agrees to use its best efforts at its own expense to take, or cause to be taken, all action and to do, or cause to be done, all things necessary, proper or advisable to consummate and make effective the transactions contemplated by this Agreement. In case at any time after the Closing any further action is necessary or desirable to carry out the intent and accomplish the purposes of this Agreement, each of the parties hereto shall take all such action.

     4.3 Notification of Certain Matters . Between the date hereof and the Closing, each Party will give prompt notice in writing to the other Party of any notice or other communication from any third person alleging that the consent of such third person is or may be required in connection with the transactions contemplated by this Agreement.

     4.4 Transition Services Agreement. At the Closing, Donnelly and the Company shall enter into a Transition Services Agreement (the "Transition Services
Agreement") in substantially the form of Exhibit 4.4 hereto, under which Donnelly shall continue to provide the Company with the services identified in the Transition Services Agreement.

     4.5 Title Insurance. The Company shall deliver to Donnelly a commitment for an owner's title insurance policy for the Holland Facility (the "Title Commitment") bearing a date later than the date hereof issued by a title company reasonably acceptable to Donnelly (the "Title Company") in the amount of $2,300,000 on its standard ALTA form. The Title Commitment shall show title in the Company in the condition required herein. The Company shall cause to be issued to Donnelly at Closing, a policy of the required title insurance pursuant to the Title Commitment.

     4.6 Holland Facility. At the Closing and following transfer of the Holland Facility to Donnelly, Donnelly and the Company shall enter into a Lease of the Holland Facility in substantially the form of Exhibit 4.6 (a) hereto (the "Holland Facility Lease"), under which Donnelly shall lease the Holland Facility until August 1, 2000 at a rental rate of $24,260 per month (which includes real estate taxes). Real estate taxes will be prorated on a calendar year basis with taxes presumed to be paid with respect to the calendar year in which they were billed . Within one year after the Closing Date, the Company shall move the operations conducted at the Holland Facility to other Lear facilities. Effective upon hiring in accordance with the agreed upon timetable as set forth below, Donnelly shall hire all non-management employees at the Holland Facility who previously worked for Donnelly and shall interview and give preferential hiring consideration to the other Company employees at the Holland Facility. Attached hereto as Schedule 4.6(a) is a list of the Holland Facility employees to be hired by Donnelly on the Closing Date. During the period following the Closing that the Company continues to operate at the Holland plant, Donnelly agrees to lease to the Company the persons listed on Schedule 4.6(a) pursuant to the Holland Facility Leased Worker Agreement attached hereto as Exhibit 4.6(b). Following the Closing, Donnelly and the Company shall agree on a timetable for moving employees from the Company payroll to the status of leased employees. Following the Closing, Donnelly shall be responsible for the employee severance costs associated with the employees listed on Schedule 4.6(a). The Company shall be responsible for severance costs for all other employees at the Holland Facility.

     4.7 Eurotrim. Lear and Donnelly shall cause the Company to use its reasonable commercial efforts to close down the Eurotrim operation. The Company shall pay any costs of the Eurotrim close down, including employee severance costs, which costs shall include the severance costs of the employees listed on Schedule 4.7 hired by Donnelly. At the Closing, Donnelly and the Company shall enter into an Agreement in substantially the form of Exhibit 4.7(a) hereto (the "Eurotrim Agreement") under which Donnelly shall supply JCI-Becker with all mirrors and incorporated electronics necessary for the existing project and the Company or Eurotrim shall provide the Console (which include the consoles, map light and lenses) to JCI-Becker for that project. In addition, Donnelly and the Company will enter into an agreement in substantially the form attached as Exhibit 4.7(b) hereto (the "Eurotrim Leased Worker Agreement") under which Donnelly will provide leased workers for use in manufacturing the Console at the Eurotrim facility. Donnelly shall have no obligation to pay the Company or Lear for any profit earned on mirrors since the date mirror production was moved out of the Eurotrim facility or for the build of Eurotrim inventory. At Closing, (a) Lear shall pay the full amount due Donnelly under the Eurotrim Leased Worker Agreement and (b) Donnelly shall pay Lear the value of all inventory it acquired when it removed the mirror production from the Eurotrim facility. Such amounts shall be included in the Closing Statement. Accounts payable relating to Eurotrim mirrors remain the obligation of Eurotrim and the Company.

     4.8 New Technology Agreement. At the Closing, Donnelly and the Company shall enter into a technology license agreement (the "New Technology License Agreement"), in substantially the form of Exhibit 4.8 hereto, under which Donnelly shall license and/or transfer certain patent, technology and intellectual property rights to the Company. At the Closing, the Donnelly Technology License Agreement dated November 1, 1997 shall be terminated.

     4.9 Grand Haven Facility. Donnelly shall continue to manufacture Products on behalf of the Company at Donnelly's Grand Haven Facility (the "Grand Haven Facility") until August 1, 2000 and will sell such Products to the Company at the percentage of the invoice price to the customer shown on Schedule 4.9(b) for such Products. In the event Donnelly fails to build sufficient inventory for the two Products identified on Schedule 4.9(b) as Chrysler BR/BE Ram Pickup O/H Con Prem w/o Alarm and O/H Con Prem with Alarm equal to three (3) weeks average shipments by December 1, 1999 and equal to four (4) weeks average shipments by December 23, 1999 (the "Bank Inventory"), then the percentage for these two Products after that date will decrease from 90.8% to 86.7%. Donnelly will ship the Products constituting the Bank Inventory to the Company as it is produced and the Company will pay for each such shipment of Product within thirty (30) days after shipment. The Company shall have all sales, collection and program management responsibilities with respect to such Products after the Closing Date. During the period that Donnelly manufactures Products for the Company at the Grand Haven Facility, Donnelly agrees to maintain normal operating inventory sufficient to satisfy customer needs. At the Closing, Donnelly shall assign to the Company all customer purchase orders for such Products pursuant to the
Termination and Assignment Agreement (as defined in Section 4.12). Such assignment shall not include accounts receivable arising for Products manufactured at the Grand Haven Facility prior to the Closing Date and billed to the customer by Donnelly. Donnelly shall have collection responsibility for such prior billings.

     On or before August 1, 2000, the Company shall, at its expense, remove the Company-owned assembly equipment located at the Grand Haven Facility (which equipment is listed on Schedule 4.9(a)) to another Lear facility and continue the manufacturing operation.

     4.10 Non-Compete Agreements. At the Closing, the Donnelly Noncompetition and Non- Solicitation Agreement dated November 1, 1997 shall be amended in substantially the form of

Exhibit 4.10 hereto (the "Amended Donnelly Non-Compete Agreement"). At the Closing, the Lear Noncompetition and Nonsolicitation Agreement dated November 1, 1997 shall be terminated.

     4.11 License Agreements. Donnelly and Prince Corporation are parties to a Limited License Agreement dated March 9, 1998 (the "Prince License"). Donnelly and Becker Group Europe GmbH are parties to a License Agreement dated February 3, 1998 (the "Happich License"). The Company presently manufactures certain Products under the Prince License and the Happich License. If consents are not obtained to assignments of the Prince License or the Happich License, Donnelly will ship the Products constituting the Bank Inventory to the Company as it is produced and the Company will pay for each such shipment of Product within thirty (30) days after shipment. Donnelly shall retain the customer purchase order for any product licensed under a non-assigned license and shall subcontract the manufacturing rights to the Company to enable the Company to continue in perpetuity to manufacture and sell, under the Prince License and the Happich License, existing Products and Products identified on Schedule 4.11 which have been sold, but are not yet in production. Donnelly will pay the Company for Products within seven (7) days of Donnelly's receipt of payment from the customer for those Products. Donnelly shall give the Company advance notice before incurring any costs in connection therewith and the Company will reimburse Donnelly for all agreed upon costs so incurred. Donnelly hereby indemnifies the Company and agrees to hold it harmless from any claim involving an alleged violation of the Prince License or the Happich License, but only with respect to existing Products and those Products identified on Schedule 4.11 which have been sold but are not yet in production, Donnelly shall not knowingly take or omit to take any action under which the Prince License or the Happich License would lapse or become invalid without the Company's prior written consent.

     4.12 Termination and Assignment Agreement. At the Closing, Donnelly and the Company shall enter into a Termination and Assignment Agreement (the "Termination and Assignment Agreement") in the form attached as Exhibit 4.12, whereunder Donnelly's rights and obligations under the Purchase and Supply Agreement dated November 1, 1997 would be terminated and Donnelly would assign to the Company all purchase orders and contracts in the name of Donnelly or its Affiliates relating to the Business of the Company, except the purchase order from Volvo or JCI-Becker to Donnelly Mirrors Limited, which will be assigned only with respect to the Console and only after approval from JCI-Becker or Volvo and except purchase orders described in Section 4.11. If an assignment is not practical because of customer requirements or patent licenses, Donnelly shall subcontract purchase orders to the Company under a pass through agreement whereunder the Company will pay Donnelly for all reasonable costs incurred and indemnify Donnelly from all claims or obligations arising from the contract.

     4.13 Aeroplex. At the Closing, Donnelly and the Company shall enter into an agreement (the "Aeroplex Agreement") in substantially the form of Exhibit 4.13 hereto.

     4.14 Mercedes-Benz Platform. At the Closing, Donnelly and the Company shall
enter  into  an  agreement   (the   "Mercedes-Benz   Platform   Agreement")   in
substantially the form of Exhibit 4.14 hereto.

     4.15 General Assignment by Donnelly. At the Closing, Donnelly shall execute and deliver an agreement of transfer and assignment (the "General Assignment") in substantially the form of Exhibit 4.15 hereto.

     4.16 Termination of Other Agreements. At the Closing, the parties and their Affiliates shall terminate the Donnelly Leased Worker Agreement dated November 1, 1997, the Purchase and Supply Agreement dated November 1, 1997, the Services Agreement dated November 1, 1997, the Labor Matters Side Letter dated November 1, 1997 and the Side Letter Concerning DML Sublease at Eurotrim Facility dated November 1, 1997.

     4.17 Mutual Releases. At the Closing, Donnelly, on the one hand, and Lear and the Company, on the other hand, shall enter into a mutual release (the "Mutual Release") in substantially the form of Exhibit 4.17 hereto.

     4.18 Tooling

          (a) Amortized Tooling.

          There is a balance of approximately $2,072,459 (as of July 31, 1999) of Mercedes-Benz tooling owed to Donnelly which is currently being paid to Donnelly by the Company by an amortization on a piece price basis, which payments shall terminate upon the first to occur: (i) payment of $2,072,459 or (ii) the applicable Mercedes-Benz program is cancelled or out of production; provided, that Donnelly shall be entitled to receive all cancellation charges with respect to such tooling. As and when these payments are received by the Company, the Company shall remit these amounts to Donnelly within seven (7) days after receipt.

          (b) Collectable Tooling.

          There is approximately $8,800,000 of tooling for which purchase orders have been received from customers ("Collectable Tooling"). Attached hereto as Schedule 4.18(b) is a list of the Collectable Tooling. Included in
     Schedule 4.18(b) are purchase orders from Ford Motor Company for $2,057,063 (the "Ford POs"). Lear and Donnelly agree that Collectable Tooling shall be shared and accounted for as follows:

               (i) The full amount of the Ford POs shall be subtracted from the Collectable Tooling amount and the resulting balance of approximately $6,790,182 (the "Net Collectable Tooling") shall be accounted for as follows: (A) 50% of the Net Collectable Tooling (approximately $3,395,091) shall be retained by Lear from the

          Purchase Price at Closing; (B) within seven (7) days after the Closing Date or upon receipt of a customer purchase order for tooling, whichever shall first occur, Donnelly shall invoice all customers for the Net Collectable Tooling; (C) as and when payments are received for Net Collectable Tooling whether by Lear or Donnelly, the recipient shall pay to the other party 50% of all collections of Net Collectable Tooling within seven (7) days after receipt.

               (ii) With respect to the Ford POs, Donnelly agrees and covenants that within seven (7) days of Lear's submission of purchase orders to Donnelly for amounts due under the Ford POs, Donnelly shall invoice Ford for these amounts. All amounts due under the Ford POs shall belong to and paid to Lear. If such amounts are received by Donnelly, Donnelly shall pay these amounts to Lear within seven (7) days after receipt.

          (c) Tooling Not Ready For Collection.

     There is approximately $2,255,410 of tooling charges for which no customer purchase order has been obtained ("Open Tooling"). The Open Tooling is described in detail on Schedule 4.18(c). The Open Tooling shall be accounted for as follows: (A) 50% of the Open Tooling (approximately $1,127,705) shall be retained by Lear from the Purchase Price at Closing; (B) within seven (7) days after the Closing Date or upon receipt of a customer purchase order for tooling, whichever shall first occur, Donnelly shall invoice all customers for the Open Tooling; (C) as and when payments are received for Open Tooling whether by Lear or Donnelly, the recipient shall pay to the other party 50% of all collections of Open Tooling within seven (7) days after receipt.

     4.19 Billings. Immediately after the transfer of any purchase orders to the Company from Donnelly have been approved by a customer, that customer billing shall be processed solely by and in the name of the Company. Donnelly agrees to assist the Company and Lear in the billing process and to generally cooperate with the Company and Lear with respect to all billing matters and will use reasonable commercial efforts with respect to this transition.

     4.20 Customer Payments. If Donnelly receives any payments due to or belonging to the Company or Lear under this Agreement, the Ancillary Documents or otherwise, Donnelly shall turnover or remit such collections to the Company or Lear within seven (7) days of such receipt. If such payments are not received within said seven (7) day period, Donnelly shall pay interest on the amount due at the rate of 10% per annum.

     4.21 Use of Donnelly Name. Donnelly hereby authorizes and grants to the Company and its successors and assigns the right to use the Donnelly name as part of the name of the Company for a period of time not exceeding six (6) months following the Closing Date.

     4.22 Effectuation. To the extent that any of the contract rights for which assignment to the Company by Donnelly is provided herein are not assignable or may not be transferred without the consent of the other party, this Agreement shall not constitute an assignment or an attempted assignment if such assignment or attempted assignment would constitute a breach thereof. Donnelly will, both before and after the Closing Date, upon the request of the Company or Lear, use its best efforts to obtain the consent of the other party to the assignment to the Company of any contract rights to be assigned pursuant hereto in cases in which such consent is required. Whether a consent is requested or not, Donnelly will cooperate with the Company and Lear in any reasonable arrangements designed to provide for the Company the benefits under any such contract rights including enforcement for the account of the Company any and all rights of Donnelly against the other party or otherwise. If and to the extent that such consent is required but is not obtained, the parties agree that, as between Donnelly and the Company, the Company shall nevertheless assume all of Donnelly's responsibilities and be entitled to all of Donnelly's benefits arising from and after the Closing Date under any such contract right as if such contract right had in fact been assigned to the Company. The parties hereby agree to cooperate in any reasonable arrangements to effect the foregoing provision.

                                    ARTICLE V

                Conditions To Obligations Of Lear and the Company

     The obligations of Lear and the Company required to be performed by them at the Closing shall be subject to the satisfaction, at or prior to the Closing, of each of the following conditions, each of which may be waived by Lear as provided herein except as otherwise required by applicable law:

     5.1 Representations and Warranties; Agreements . Each of the representations and warranties of Donnelly contained in this Agreement shall be true and correct in all material respects as of the date hereof and (having been deemed to have been made again at and as of the Closing) as of the Closing. Each of the obligations of Donnelly required by this Agreement to be performed by it at or prior to the Closing shall have been duly performed and complied with in all material respects as of the Closing. At the Closing, Lear shall have received a certificate, dated the Closing Date and duly executed by an officer of Donnelly, to the effect that the conditions set forth in the preceding two sentences have been satisfied.

     5.2 Authorization; Consents . All corporate action necessary to authorize the execution, delivery and performance of this Agreement and the Ancillary Documents and the consummation of the transactions contemplated hereby and thereby shall have been duly and validly taken by Donnelly. Donnelly shall have delivered to Lear a certified copy of resolutions adopted by its Board of Directors authorizing the execution, delivery and performance of this Agreement, the Ancillary

Documents and the consummation of the transactions contemplated hereby and thereby. Any filings required to be made in connection with the transactions contemplated hereby shall have been made and all applicable waiting periods with respect to each such filing, including any extensions thereof, shall have expired or been terminated, or any notices to, and declarations, filings and registrations with, and consents, authorizations, approvals and waivers from governmental and regulatory bodies required to consummate the transactions contemplated hereby and all other governmental, regulatory or third party consents or waivers which, either individually or in the aggregate, if not made or obtained, would have a Material Adverse Effect shall have been made or obtained.

     5.3 Opinion of Counsel . Lear shall have been furnished with the opinion of Varnum, Riddering, Schmidt & Howlett counsel for Donnelly, dated the Closing Date, in substantially the form attached hereto as Exhibit 5.3.

     5.4 Absence of Litigation . No order, stay, injunction or decree of any court shall be in effect (i) that prevents or delays the consummation of any of the transactions contemplated hereby, or (ii) that would impose any material limitation on the ability of Lear to effectively exercise full rights of ownership of the Donnelly Interest. No action, suit or proceeding before any court or any governmental or regulatory entity shall be pending or threatened, and no investigation by any governmental or regulatory entity shall have been commenced (and be pending) (A) seeking to restrain or prohibit (or questioning the validity or legality of) the consummation of the transactions contemplated by this Agreement, or (B) seeking material damages in connection therewith which Lear, in good faith, believes makes it undesirable to proceed with the consummation of the transactions contemplated hereby.

     5.5 Amended Services Agreement. Donnelly and the Company shall have entered into the Amended Services Agreement in substantially the form attached hereto as
Exhibit 4.4.

     5.6 Holland Facility Lease. Donnelly and the Company shall have entered into the Holland Facility Lease in substantially the form attached hereto as
Exhibit 4.6.

     5.7 Supply Agreement. Donnelly and the Company shall have entered into the Supply Agreement in substantially the form attached hereto as Exhibit 4.7.

     5.8 New Technology License Agreement. Donnelly and the Company shall have entered into the New Technology License Agreement, substantially in the form attached hereto as Exhibit 4.8.

     5.9 Assignment of Purchase Orders. Donnelly shall have assigned to the Company all customer purchase orders for Products produced for the Company at the Grand Haven Facility.

     5.10 Amended Non-Compete Agreement. The Company shall have received the Amended Donnelly Non-Compete Agreement executed by Donnelly in substantially the form attached hereto as Exhibit 4.10.

     5.11 Prince/Happich Agreement. Donnelly and the Company shall have entered into the Prince/Happich Agreement in substantially the form attached hereto as
Exhibit 4.11.

     5.12 Termination and Assignment Agreement. Donnelly and the Company shall have entered into the Termination and Assignment Agreement in substantially the form attached hereto as Exhibit 4.12.

     5.13 Aeroplex Agreement. Donnelly and the Company shall have entered into the Aeroplex Agreement in substantially the form attached as Exhibit 4.13.

     5.14 Mercedes-Benz Platform Agreement. Donnelly and the Company shall have entered into the Mercedes-Benz Platform Agreement in substantially the form attached as Exhibit 4.14.

     5.15 General Assignment. Donnelly shall have executed and delivered the General

Assignment in substantially the form attached as Exhibit 4.15.

     5.16 Mutual Releases. Donnelly, Lear and the Company shall have entered into the Mutual Release in substantially the form attached hereto as Exhibit 4.16.

     5.17 Termination of Other Agreements. Donnelly, Lear and the Company shall have terminated the agreements listed above in Section 4.16.


                                   ARTICLE VI

                      Conditions To Obligations Of Donnelly

     The obligations of Donnelly required to be performed by it at the Closing shall be subject to the satisfaction, at or prior to the Closing, of each of the following conditions, each of which may be waived by Donnelly as provided herein except as otherwise required by applicable law:

     6.1 Representations and Warranties; Agreements . Each of the representations and warranties of Lear contained in this Agreement shall be true and correct in all material respects as of the date hereof and (having been deemed to have been made again at and as of the Closing) as of the Closing. Each of the material obligations of Lear and the Company required by this Agreement to be performed by it at or prior to the Closing shall have been duly performed and complied with in all material respects as of the Closing. At the Closing, Donnelly shall have received a certificate, dated the Closing Date and duly executed by an officer of Lear, to the effect that the conditions set forth in the preceding two sentences have been satisfied.

     6.2 Authorization of the Agreement; Filings . All corporate action necessary to authorize the execution, delivery and performance of this Agreement and the Ancillary Documents and the consummation of the transactions contemplated hereby and thereby shall have been duly and validly taken by Lear. Lear shall have delivered to Donnelly a certified copy of resolutions adopted by its

Board of Directors authorizing the execution, delivery, and performance of this Agreement, the Ancillary Documents and the consummation of the transactions contemplated hereby and thereby. Any filings required to be made in connection with the transactions contemplated hereby shall have been made and all applicable waiting periods with respect to each such filing (including any extensions thereof) shall have expired or been terminated.

     6.3 Opinion of Counsel . Donnelly shall have been furnished with the opinion of Bodman, Longley & Dahling LLP, counsel for Lear, dated the Closing Date, in substantially the form attached hereto as Exhibit 6.3.

     6.4 Absence of Litigation . No order, stay, injunction or decree shall have been issued by any court of competent jurisdiction and be in effect restraining or prohibiting the consummation of the transactions contemplated hereby. No action, suit or proceeding before any court of competent jurisdiction or any governmental or regulatory entity of competent jurisdiction shall be pending (or threatened by any governmental or regulatory entity), and no investigation by any governmental or regulatory entity shall have been commenced (and be pending)
(A) seeking to restrain or prohibit (or questioning the validity or legality of) the consummation of the transactions contemplated by this Agreement, or (B) seeking material damages in connection therewith which Donnelly, in good faith, believes makes it undesirable to proceed with the consummation of the transactions contemplated hereby.

     6.5 Amended Services Agreement. Donnelly and the Company shall have entered into the Amended Services Agreement in substantially the form attached hereto as
Exhibit 4.4.

     6.6 Title Policy. Donnelly shall have received a title insurance policy pursuant to the Title Commitment.

     6.7 Holland Facility Lease. Donnelly and the Company shall have entered into the

Holland Facility Lease in substantially the form attached hereto as Exhibit 1.4(c).

     6.8 Supply Agreement. Donnelly and the Company shall have entered into the Supply Agreement in substantially the form attached hereto as Exhibit 4.7.

     6.9 Prince/Happich Agreement. Donnelly and the Company shall have entered into the Prince/Happich Agreement in substantially the same form attached hereto as Exhibit 4.11.

     6.10 Termination and Assignment Agreement. Donnelly and the Company shall have entered into the Termination and Assignment Agreement, in substantially the form attached hereto as Exhibit 4.12.

     6.11 Aeroplex Agreement. Donnelly and the Company shall have entered into the Aeroplex Agreement in substantially the form attached as Exhibit 4.13.

     6.12 Mercedes-Benz Platform Agreement. Donnelly and the Company shall have entered into the Mercedes-Benz Platform Agreement in substantially the form attached as Exhibit 4.14.

     6.13 Mutual Releases. Donnelly, Lear and the Company shall have entered into the Mutual Release in substantially the form attached hereto as Exhibit 4.17.

     6.14 Redemption. The Company shall have executed and delivered the Holland Facility Instruments or transfer in substantially the form attached hereto as
Exhibit 1.4(b).

     6.15  Payment.  Lear and/or  Lear  Affiliate  shall have paid the  Purchase
Price.

     6.16 Termination of Other Agreements. Donnelly, Lear and the Company shall have terminated the agreements listed above in Section 4.16.

                                   ARTICLE VII

                           Termination and Abandonment

     7.1 Termination. This Agreement may be terminated at any time prior to the date of

Closing:

          (a) by mutual written consent of Lear and Donnelly;

          (b) by Lear, if there has been a violation or breach by Donnelly of any agreement, representation or warranty contained in this Agreement which has rendered the satisfaction of any condition to the obligations of Lear impossible and such violation or breach has not been waived by Lear;

          (c) by Donnelly, if there has been a violation or breach by Lear of any agreement, representation or warranty contained in this Agreement which has rendered the satisfaction of any condition to the obligations of Donnelly impossible and such violation or breach has not been waived by Donnelly; or

          (d) by Lear or Donnelly if the Closing has not occurred on or before September 30, 1999.

     7.2 Procedure and Effect of Termination . In the event of termination of this Agreement and abandonment of the transactions contemplated hereby by any or all of the parties pursuant to Section 7.1, written notice thereof shall promptly be given by the terminating party to the other party and this Agreement shall terminate and the transactions contemplated hereby shall be abandoned, without further action by any of the parties hereto; provided, however, that the foregoing shall not be construed to deprive any party hereto of any remedy hereunder, at law or in equity if this Agreement is terminated in violation of this Agreement or if it is terminated pursuant to Section 7.1(b), (c) or (d) hereof.


                                  ARTICLE VIII

                                 Indemnification

     8.1 Indemnification. The parties shall indemnify each other as set forth below:

          (a) Subject to Section 8.1(d), Donnelly shall indemnify and hold harmless the Company, Lear, their affiliates and their respective officers, directors, employees and agents, from and against any and all losses, damages, liabilities and claims ("Losses") arising out of, based upon or resulting from (i) any inaccuracy as of the Closing Date of any representation or warranty of Donnelly which is contained in or made pursuant to this Agreement or any Ancillary Document of which Lear did not have knowledge on the Closing Date, and (ii) any breach or nonfulfillment by Donnelly of any of its covenants, agreements or other obligations contained in or made pursuant to this Agreement or any Ancillary Document and shall reimburse Lear and the Company for any and all fees, costs and expenses of any kind related thereto (including, without limitation, any and all Legal Expenses (as defined below)). For purposes hereof, such fees, costs and expenses shall be deemed to be Losses. As used in this Agreement, "Legal Expenses" of a person shall mean any and all fees, costs and expenses of any kind reasonably incurred by such person and its counsel in investigating, preparing for, defending against or providing evidence, producing documents or taking other action with respect to, any threatened or asserted claim.

          (b) Subject to Section 8.1(e), Lear shall indemnify and hold harmless Donnelly from and against any and all Losses based upon or resulting from
     (i) any inaccuracy as of the Closing Date of any representation or warranty of Lear which is contained in or made pursuant to this Agreement or any Ancillary Document of which Donnelly did not have knowledge on the Closing Date, or (ii) any breach by Lear of any of its covenants, agreements or other obligations contained in or made pursuant to this Agreement or any Ancillary Document, and Lear shall reimburse Donnelly for any and all fees, costs and expenses of any kind related thereto (including, without limitation, any and all Legal Expenses) and, for purposes hereof, such fees, costs and expenses shall be deemed to be Losses.

          (c) Promptly after receipt by any person  entitled to  indemnification
     under  this  Section  8.1  (an  "Indemnified   Party")  of  notice  of  the
     commencement of any action by a third party in respect of which the Indemnified Party will seek indemnification hereunder, the Indemnified Party shall notify each person that is or may be obligated to provide such indemnification (an "Indemnifying Party") thereof in writing but any failure to so notify the Indemnifying Party shall not relieve it from any liability that it may have to the Indemnified Party other than to the extent the Indemnifying Party is actually prejudiced by such failure. The Indemnifying Party shall be entitled to participate in the defense of such action and, provided that within 15 days after receipt of such written notice the Indemnifying Party confirms in writing its responsibility therefor, to assume control of such defense with counsel reasonably satisfactory to such Indemnified Party; provided, however, that:

               (i) the Indemnified Party shall be entitled to participate in the defense of such claim and to employ counsel at its own expense to assist in the handling of such claim; provided, however, that the employment of such counsel shall be at the expense of the Indemnifying Party if the Indemnified Party determines in good faith that such participation is appropriate in light of defenses not available to the Indemnifying Party, conflicts of interest or other similar circumstances;

               (ii) either Party shall obtain the prior written approval of the other Party before entering into any settlement of such claim or ceasing to defend against such claim (with such approval not to be unreasonably withheld);

               (iii) no Party shall consent to the entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by each claimant or plaintiff to each Indemnified Party of a full and complete release from all liability in respect of such claim; and

               (iv) the Indemnifying Party shall not be entitled to control (but shall be entitled to participate at its own expense in the defense
          of), and the Indemnified Party shall be entitled to have sole control over, the defense or settlement of any claim to the extent the claim seeks an order, injunction, non-monetary or other equitable relief against the Indemnified Party which, if successful, could materially interfere with the business, operations, assets, condition (financial or otherwise) or prospects of the Indemnified Party. After written notice by the Indemnifying Party to the Indemnified Party of its
          election to assume control of the defense of any such action, the Indemnifying Party shall not be liable to such Indemnified Party hereunder for any Legal Expenses subsequently incurred by such Indemnified Party in connection with the defense thereof other than reasonable costs of investigation; provided, however, that the Indemnifying Party shall be liable for such Legal Expenses if the Indemnified Party determines in good faith that the incurrence of the same is appropriate in light of defenses not available to the Indemnifying Party, conflicts of interest or other similar circumstances. If the Indemnifying Party does not assume control of the defense of such claim as provided in this Section 8.1(c), the Indemnified Party shall have the right to defend such claim in such manner as it may deem appropriate at the cost and expense of the Indemnifying Party, and the Indemnifying Party will promptly reimburse the Indemnified Party therefor in accordance with this Section 8.1. The reimbursement of fees, costs and expenses required by this Section
          8.1 shall be made by periodic payments during the course of the investigations or defense, as and when bills are received or expenses incurred.

          (d) Notwithstanding anything herein to the contrary, Donnelly shall have no liability for indemnification with respect to the matters described in Section 8.1(a)(i) hereof: (A) unless and until the aggregate gross amount of all Losses for which indemnification is sought from Lear under
     Section 8.1(a)(i) exceeds $200,000; (B) to the extent that the amount of all payments made by Donnelly under Section 8.1(a)(i) hereof on account of Losses (except losses arising from a breach of Section 2.4) would exceed $15,000,000 or (C) to the extent that the amount of all payments made by Donnelly under Section 8(a)(1) hereof on account of all Losses, including Losses arising from the breach of Section 2.4 would exceed the Purchase Price.

          (e) Lear shall have no liability for indemnification with respect to the matters described in Section 8.1(b)(i) hereof: (A) unless and until the aggregate gross amount of all Losses for which indemnification is sought from Lear under Section 8.1(b)(i) hereof exceeds $200,000; or (B) to the extent that the amount of all payments made by Lear under Section 8.1(b)(i) hereof on account of Losses would exceed $15,000,000.

          (f) The Company and Lear shall indemnify and hold harmless Donnelly from all losses and Legal Expenses arising from the Business incurred after Closing, except for liabilities and obligations undertaken by Donnelly pursuant to this Agreement or the Ancillary Documents.


                                   ARTICLE IX

                                  Miscellaneous

     9.1 Survival . All representations, warranties, covenants and agreements contained in this Agreement, any Ancillary Document, or in any Schedule, Exhibit, certificate, document or statement delivered pursuant hereto, shall survive for twelve (12) months following closing and shall be deemed to have been relied upon and shall not be affected in any respect by the Closing.

     9.2 Expenses . Each of the parties hereto shall pay its own fees and expenses (including the fees of any attorneys, accountants, investment bankers or others engaged by such party) in connection with this Agreement and the transactions contemplated hereby whether or not the transactions contemplated hereby are consummated except that Lear and Donnelly shall each pay one-half of all filing fees and costs incurred in connection with the making of any filing or obtaining any consent of any U.S. or foreign regulatory authority including any filing under the Hart-Scott-Rodino Antitrust Improvements Act and with the European Commission.

     9.3 Headings . Section headings herein are for convenience of reference only, do not constitute part of this Agreement and shall not be deemed to limit or otherwise affect any of the provisions hereof.

     9.4 Notices . All notices or other communications required or permitted hereunder shall be given in writing and shall be deemed sufficient if delivered by hand (including by courier), mailed by registered or certified mail, postage prepaid (return receipt requested), or sent by facsimile, as follows:

     If to Donnelly:                    Donnelly Corporation
                                        49 W. Third St.
                                        Holland, Michigan 49423
                                        Attention:  Chief Financial Officer
                                        Facsimile:  616-786-5606
                                        Confirmation:  616-786-5830

     With required copy to:             Varnum, Riddering, Howlett & Schmidt LLP
                                        Suite 1600, Bridgewater Place
                                        333 Bridge Street, N.W., P.O. Box 352
                                        Grand Rapids, Michigan 49504
                                        Attention: Daniel Molhoek
                                        Facsimile: (616) 336-7000

     If to Lear or the Company:         Lear Corporation
                                        21557 Telegraph Road
                                        Southfield, MI 48034
                                        Attention: General Counsel
                                        Facsimile: (248) 447-1677
                                        Confirmation: (248) 447-1714

     With required copy to:             Bodman, Longley & Dahling LLP
                                        755 W. Big Beaver Road, Suite 2020
                                        Troy, MI 48084
                                        Attention: Terrence B. Larkin, Esq.
                                        Facsimile: (248) 244-0780
                                        Confirmation: (248) 362-2110

or such other address as shall be furnished in writing by such party, and any such notice or communication shall be effective and be deemed to have been given as of the date so delivered or, if mailed, upon receipt thereof, or if by facsimile, on production of a transmission report by the machine from which the facsimile was sent which indicates that the facsimile was sent in its entirety to the facsimile number of the recipient; provided, however, that any notice or communication changing any of the addresses or facsimile numbers set forth above shall be effective and deemed given only upon its receipt.

     9.5 Assignment . This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, and the provisions of Article VIII hereof shall inure to the benefit of the Indemnified Parties referred to therein. This Agreement and the Ancillary Documents and any and all of the rights, interests, or obligations hereunder and thereunder may be assigned by Lear, the Company and their affiliates without the consent of the other Party. No assignment shall release any Party from any liability or obligation under the assigned agreement. In addition, Lear and the Company agree that with respect to the Donnelly Interest the following will occur at Closing: first, the Donnelly Redeemed Interest will be redeemed by the Company from Donnelly; immediately thereafter, Donnelly will transfer and assign the Remaining Donnelly Interest to a wholly owned subsidiary of Donnelly and Lear and/or Lear Affiliate will purchase the Remaining Donnelly Interest from said subsidiary.

     9.6 Tax Return Preparation. For federal and state income tax purposes, Lear and Donnelly agree to allocate each item of income, loss, deduction or credit of the Company for the taxable year ending December 31, 1999 between them in accordance with the "closing of the books" method applicable to the close of business on the Closing Date under the applicable Treasury regulations under Section 706(d) of the Internal Revenue Code of 1986, as amended.

     9.7 Entire Agreement. This Agreement (including the Ancillary Documents) embodies the entire agreement and understanding of the parties with respect to the transactions contemplated hereby and supersedes all prior or contemporaneous written or oral commitments, arrangements or understandings with respect thereto including, without limitation, that certain letter agreement dated as of July 1, 1999 between Lear and Donnelly. There are no restrictions, agreements, promises, warranties, covenants or undertakings with respect to the transactions contemplated hereby other than those expressly set forth herein.

     9.8 Modifications, Amendments and Waivers . At any time prior to the Closing, to the extent permitted by law, (i) Lear and Donnelly may, by written agreement, modify, amend or supplement any term or provision of this Agreement and (ii) any term or provision of this Agreement may be waived in writing by the party which is entitled to the benefits thereof.

     9.9 Counterparts; Facsimile Transmission . This Agreement may be executed with counterpart signature pages or in two or more counterparts, all of which shall be considered one and the same agreement and each of which shall be deemed an original, and this Agreement may be delivered by facsimile transmission with the same effect as if a manually signed original was personally delivered.

     9.10 Governing Law . This Agreement and the Ancillary Documents shall be governed by the laws of the State of Michigan (regardless of the laws that might be applicable under principles of conflicts of law) as to all matters, including, without limitation, matters of validity, construction, effect and performance.

     9.11 Certain Definitions . For purposes of this Agreement:

     An "Affiliate" or "affiliate" of a specified person is a person that directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with, the person specified.

     "Ancillary Documents" shall mean any agreement, certificate or other document delivered at or prior to the Closing in connection herewith.

     "Dollars" and the symbol "$" shall mean U.S. dollars.

     "Lien" shall mean any pledge,  lien (including  without  limitation any tax lien), mortgage, charge, claim, encumbrance, security interest, option, restriction on transfer (including without limitation any buy-sell agreement or right of first refusal or offer), forfeiture, penalty, equity or other right of another person of every nature and description whatsoever.

     "Material Adverse Effect" shall mean any change in, or effect on, the Company with respect to the Company's business which is, or with reasonable probability might be, materially adverse to the business, operations, assets, properties, results of operations, prospects, or financial condition of the Company.

     "Person" or "person" shall mean an individual or any corporation, partnership, joint venture, association, limited liability company, trust, unincorporated organization, or other legal entity or a government or governmental entity.

     "Products" shall have the meaning set forth in the Company's Operating Agreement dated November 1, 1997.

     The phrase and word "to the knowledge," "known" and words of similar import shall mean such facts or other matters that a Person is aware of and such facts or other matters which were disclosed to such Person orally or in writing. Knowledge of a Person shall mean knowledge of its CEO, Vice Chairman, COO , CFO, Treasurer, Director of Merger and Acquisitions or General Counsel. Knowledge of Donnelly shall include its legal counsel, Daniel Molhoek. Knowledge of Lear shall include Tim O'Keefe.

     9.12 Severability . If any one or more of the provisions of this Agreement shall be held to be invalid, illegal or unenforceable, the validity, legality or enforceability of the remaining provisions of this Agreement shall not be affected thereby and this Agreement will be construed and enforced as if such invalid, illegal or unenforceable provisions had not been included herein. To the extent permitted by applicable law, each party waives any provision of law which renders any provision of this Agreement invalid, illegal or unenforceable in any respect.

     9.13 Specific Performance . Lear and Donnelly recognize that any breach of the terms of this Agreement may give rise to irreparable harm for which money damages would not be an adequate remedy, and accordingly agree that, in addition to other remedies including damages, any non-breaching party shall be entitled to enforce the terms of this Agreement by a decree of specific performance without the necessity of proving the inadequacy as a remedy of money damages or the posting of any security.

     9.14 Third Parties . Nothing in this Agreement shall be deemed to be for the benefit of, or enforceable by or on behalf of, any party other than the parties to this Agreement and the Indemnified Parties.

     9.15 Arbitration of Eurotrim Mirror Business and Assets. The parties have agreed that the value of Eurotrim is $12.5 million, but have been unable to agree as to the value of the Eurotrim Assets acquired by Donnelly and described on Schedule 1.1(d) (the "Eurotrim Assets"). The parties agree that the value of the Eurotrim Assets shall be resolved according to the following procedures.

This matter shall be determined by a single arbitrator selected jointly by Lear and Donnelly. If Lear and Donnelly are unable to agree on an arbitrator within 30 days after the Closing Date, the arbitrator shall be selected by the American Arbitration Association located in Southfield, Michigan. The procedure will be as follows:

          (a) Within thirty (30) days after the appointment of an arbitrator, Donnelly may request from the Company and the Company will promptly provide to Donnelly any financial data regarding Eurotrim in its possession or reasonably available to it.

          (b) Within thirty (30) days after the Company has provided all of the information requested by Donnelly, as evidenced by Donnelly's written confirmation delivered to Lear, each party shall submit to the arbitrator and the other party a written statement supporting its position on valuation.

          (c) Within fifteen (15) days after the written statements are submitted, each party may submit a responsive statement to the arbitrator and the other party.

          (d) The parties shall not be permitted to take depositions.

          (e) The arbitration shall take place at Southfield, Michigan within 30 days after written response statements have been delivered.

          (f) The arbitration hearing shall be conducted on an expedited schedule and all proceedings shall be confidential.

          (g) The arbitrator shall establish the dates, times and general conduct of the arbitration hearing. Each party shall be entitled to have up to five (5) persons present at the hearing. Each party shall have a maximum of 120 minutes to make an oral presentation to the arbitrator out of the presence of the other party. Following such presentations, each party shall remain available outside the presence of the other party for the arbitrator's questions.

          (h) Each party shall bear its own expenses and attorneys fees and an equal share of the fees and expenses of the arbitrator.

          (i)  The  arbitrator   shall  submit  a  written  report  stating  the
     determination of the value of the Eurotrim Assets. Arbitration shall be the exclusive method for determining the value of the Eurotrim Assets.

     Any arbitration award shall be binding and enforceable against Donnelly and Lear and judgment may be entered thereon in any court of competent jurisdiction.

     9.16 Payment for Eurotrim Assets. Once the value of the Eurotrim Assets has been determined by the arbitrator, then that amount shall be subtracted from $6,250,000 and the resulting amount shall be paid by Lear or Lear Affiliate to Donnelly in cash within two (2) business days of the date of the arbitrator's decision, plus interest on such amount at a rate of 6% per annum for the number of days elapsed from the Closing Date to the date of such payment. If the value of the Eurotrim Assets is determined to be greater than $6,250,000, there will be no payment due between the parties.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

WITNESSES:                                       DONNELLY CORPORATION

_________________________                        By: /s/ Scott Reed

                                                 Its: Senior VP and CFO


                                                LEAR CORPORATION

_________________________                       By: /s/ Joseph F. McCarthy

                                                Its:___________________________

                       (signatures continued on next page)

                                                MARLETTE JV ACQUISITION
                                                CORPORATION


__________________________                      By: /s/ Joseph F. McCarthy

                                                Its:___________________________




                                                LEAR DONNELLY OVERHEAD
                                                SYSTEMS, L.L.C.


__________________________                      By: /s/ T.J. O'Keefe

                                                Its: VP & CFO

                                    EXHIBITS

Exhibit 1.4(b)           Holland Facility Instruments of Transfer
Exhibit 1.4(c)           Assignment of Membership Interest
Exhibit 4.4              Transition Services Agreement
Exhibit 4.6(a)           Holland Facility Lease
Exhibit 4.6(b)           Holland Facility Leased Worker Agreement
Exhibit 4.7(a)           Eurotrim Agreement
Exhibit 4.7(b)           Eurotrim Leased Worker Agreement
Exhibit 4.8              New Technology Transfer and License Agreement
Exhibit 4.10             Amended Donnelly Non-Compete Agreement
Exhibit 4.12             Termination and Assignment Agreement
Exhibit 4.13             Aeroplex Agreement
Exhibit 4.15             General Assignment
Exhibit 4.17             Mutual Release
Exhibit 5.3              Varnum, Riddering, Schmidt & Howlett Opinion
Exhibit 5.4              Bodman, Longley and Dahling LLP Opinion


                                    SCHEDULES

1.1(a)                   Legal Description of Holland Facility
1.1(b)                   Fixtures
1.1(c)                   List of Model Shop assets and other Dedicated Equipment
1.1(d)                   Eurotrim assets associated with manufacture of mirrors
1.2                      List of Optical Laboratory Equipment
1.3                      Accounts Receivable and Reimbursable Tooling
2.                       Donnelly Disclosure Schedule
3.                       Lear Disclosure Schedule
4.6(a)                   Holland Facility Employees to be hired by Donnelly
4.7                      Eurotrim employees hired by Donnelly
4.9(a)                   Company-owned equipment located at Grand Haven
4.9(b)                   Grand Haven Product Margins
4.11                     Products sold but not in production
4.18(b)                  Collectable Tooling
4.18(c)                  Open Tooling

                          DONNELLY DISCLOSURE SCHEDULE

                            LEAR DISCLOSURE SCHEDULE

                                  EXHIBITS TO
                       REDEMPTION AND PURCHASE AGREEMENT


Exhibit No.

1.4(b)         Bill of Sale - Holland Facility Assets
1.4(c)         Assignments of Member Interest
4.4            Transition Services Agreement
4.6(a)         Lease
4.6(b)         Holland Facility Leased Worker Agreement
4.7(a)         Eurotrim Agreement
4.8            Technology Transfer and License Agreement
4.10           Donnelly amended Noncompetition and Non-solicition Agreement
4.12           Termination and Assignment Agreement
4.13           Aeroplex Agreement
4.15           General Assignment
4.17           Mututal Release and Waiver of Claims

                                 Exhibit 1.4(b)

                     BILL OF SALE - HOLLAND FACILITY ASSETS

     For valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lear Donnelly Overhead Systems, L.L.C., a Michigan limited liability company ("Seller"), hereby sells, grants and conveys to Donnelly Corporation, a Michigan corporation ("Buyer"), all of Seller's right, title and interest in and to the property described in Exhibit A attached hereto and incorporated herein.

     Seller hereby warrants to Buyer that Seller is the lawful owner of the property listed or described on Exhibit A hereto which are transferred hereby, free and clear of all liens, claims or encumbrances of any kind, that Seller has good right and full power to assign, transfer and convey the same as set forth above, and that Seller will warrant and defend the same against all lawful claims and demands.

     Seller covenants with Buyer, and the Buyer's successors and assigns, that Seller will do, execute and deliver, or will cause to be done, executed and delivered, all further acts, transfers, assignments, other conveyances, powers of attorney and assurances, to better assure, convey and confirm the property listed or described on Exhibit A hereto to Buyer, and the Buyer's successors and assigns, as the Buyer, and the Buyer's successors and assigns, may require.

     This Bill of Sale will be governed by and construed in accordance with the laws of the state of Michigan, without regard to conflict of law principles.

     Witness the due execution hereof as of _____________, 1999.

                                   LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.


                                   By: _______________________________________

                                   Its: ______________________________________

WARRANTY DEED FOR CORPORATION

KNOW ALL MEN BY THESE PRESENTS: That Lear Donnelly Overhead Systems, L.L.C., a Michigan limited liaiblity company whose address is 21557 Telegraph Road, Southfield, MI 48086 conveys and warrants to Donnelly Corporation, a Michigan corporation whose address is 49 W. Third St., Holland, Michigan 49423, the following described premises situated in the Township of Holland, County of Ottawa and the State of Michigan, to wit:

          Lot 3, Northside Industrial Center, according to the recorded plat thereof, as recorded in Liber 27 of Plats, Page 19, Ottawa County Records. 3401 128th Avenue

for the sum of One ($1.00) Dollar (a Real Estate Transfer Tax Affidavit is being filed simultaneously herewith).

This property may be located within the vicinity of farmland or a farm operation. Generally accepted agricultural and management practices which may generate noise, dust, odors, and other associated conditions may be used and are protected by the Michigan Right to Farm Act.

subject to easements and restrictions of record.

Dated this ____ day of _______________, 1999



Signed in the presence of:                           Signed by:
                                       Lear Donnelly Overhead Systems, L.L.C., a
                                       Michigan limited liability company
____________________________________   _________________________________________
*
____________________________________   By_______________________________________
*                                      *
                                       Its______________________________________
                                       _________________________________________
                                       _________________________________________

STATE OF MICHIGAN  }
                   )ss.
COUNTY OF          }.

The foregoing instrument was acknowledged before me this ____ day of __________ 1999 by _______________ of Lear Donnelly Overhead Systems, L.L.C., a Michigan limited liability company, on behalf of the company.

                              _______________________________________
                              *
                              Notary Public,         County, Michigan
                              My commission expires:

____________________________________________________________________________________________________________
County Treasurer's Certificate          Township Treasurer's Certificate
Affix Revenue Stamps to Back of Deed
____________________________________________________________________________________________________________
When Recorded Return To:                Send Subsequent Tax Bills To:      Drafted By:

Daniel Molhoek                          Grantee                            Kenneth R. Lango
Varnum, Riddering, Howlett                                                 Bodman, Longley & Dahling LLP
 & Schmidt LLP                                                             Suite 2020
Suite 1600 Bridgewater Place                                               755 W. Big Beaver Rd.
333 Bridge St. N.W.                                                        Troy, MI 48084
Grand Rapids, MI 49504
____________________________________________________________________________________________________________
Tax Parcel # 70-16-08-435-003           Recording Fee $                    Revenue Stamps
____________________________________________________________________________________________________________

                                 Exhibit 1.4(c)

                          ASSIGNMENT OF MEMBER INTEREST

     For Value Received, DONNELLY CORPORATION, a Michigan corporation ("Donnelly") hereby sells, assigns, transfers, and delivers to LEAR DONNELLY OVERHEAD SYSTEMS, LLC, a Michigan limited liability company ("LDOS"), that portion of its membership interest in LDOS consisting of a three percent (3%) Participating Percentage (the "Redeemed Member Interest").

     Donnelly hereby warrants to the Purchaser that Donnelly is the lawful owner of the Redeemed Member Interest which is transferred hereby, free and clear of all liens, claims or encumbrances of any kind, that Donnelly has good right and full power to assign, transfer and convey the same as set forth above, and that Donnelly will warrant and defend the same against all lawful claims and demands.

     Donnelly covenants with the Purchaser, and the Purchaser's successors and assigns, that Donnelly will do, execute and deliver, or will cause to be done, executed and delivered, all further acts, transfers, assignments, other conveyance, powers of attorney and assurances, to better assure, convey and confirm the Redeemed Member Interest to the Purchaser, as the Purchaser and the Purchaser's successors and assigns, may require.

                                      DONNELLY INVESTMENTS, INC.,
                                      a Michigan corporation



                                      By: ___________________________________
                                      Its: ___________________________________

Dated:   September __, 1999

                          ASSIGNMENT OF MEMBER INTEREST

     For Value Received, DONNELLY CORPORATION, a Michigan corporation ("Donnelly") hereby sells, assigns, transfers, and delivers to DONNELLY INVESTMENTS, INC. ("Purchaser"), its successors and assigns that portion of its member interest in and to LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company ("LDOS") consisting of a forty-seven percent (47%) Participating Percentage in LDOS (the "Member Interest").

     Donnelly hereby warrants to the Purchaser that Donnelly is the lawful owner of the Member Interest which is transferred hereby, free and clear of all liens, claims or encumbrances of any kind, that Donnelly has good right and full power to assign, transfer and convey the same as set forth above, and that Donnelly will warrant and defend the same against all lawful claims and demands.

     Donnelly covenants with the Purchaser, and the Purchaser's successors and assigns, that Donnelly will do, execute and deliver, or will cause to be done, executed and delivered, all further acts, transfers, assignments, other conveyance, powers of attorney and assurances, to better assure, convey and confirm the Member Interest to the Purchaser, as the Purchaser and the Purchaser's successors and assigns, may require.


                                       DONNELLY INVESTMENTS, INC.,
                                       a Michigan corporation



                                       By: ___________________________________
                                       Its: ___________________________________

Dated:   September __, 1999

                          ASSIGNMENT OF MEMBER INTEREST

     For Value Received, DONNELLY INVESTMENTS, INC., a Michigan corporation ("Donnelly") hereby sells, assigns, transfers, and delivers to MARLETTE JV ACQUISITION CORPORATION ("Purchaser"), its successors and assigns, that portion of its member interest in and to LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., ("LDOS") consisting of a forty- seven percent (47%) Participating Percentage in LDOS, a Michigan limited liability company (the "Transferred Member Interest").

     Donnelly hereby warrants to the Purchaser that Donnelly is the lawful owner of the Transferred Member Interest which is transferred hereby, free and clear of all liens, claims or encumbrances of any kind, that Donnelly has good right and full power to assign, transfer and convey the same as set forth above, and that Donnelly will warrant and defend the same against all lawful claims and demands.

     Donnelly covenants with the Purchaser, and the Purchaser's successors and assigns, that Donnelly will do, execute and deliver, or will cause to be done, executed and delivered, all further acts, transfers, assignments, other conveyance, powers of attorney and assurances, to better assure, convey and confirm the Transferred Member Interest to the Purchaser, as the Purchaser and the Purchaser's successors and assigns, may require.


                                      DONNELLY INVESTMENTS, INC.,
                                      a Michigan corporation



                                      By: ___________________________________
                                      Its: ___________________________________

Dated:   September __, 1999

                                   Exhibit 4.4

                          TRANSITION SERVICES AGREEMENT

     THIS TRANSITION SERVICES AGREEMENT ("Agreement"), is made as of ____, 1999, between DONNELLY CORPORATION, a Michigan corporation ("Donnelly") and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company (the "Company"). Donnelly and the Company are individually referred to sometimes as a "party" and together as the "parties". Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Purchase Agreement (defined below).

                                    RECITALS:

     DONNELLY, LEAR CORPORATION ("Lear") and the COMPANY are parties to a Redemption and Purchase Agreement dated the date hereof, (the "Purchase Agreement") whereby Donnelly's membership interest in the Company was terminated. As a material inducement to the Company and Lear entering into the Purchase Agreement and consummating the transactions contemplated thereby and in order to facilitate the orderly continuation of the Company's Business for a transitional period after the Closing, Donnelly agrees to provide to the Company certain administrative and other services.

1.   SERVICES

     1.1 Services Included: Cost of Services

          (a) For a period commencing on the date hereof and continuing through July 31, 2000, (the "Term"), Donnelly will provide to the Company the following services: information technology, warehousing, human resources, finance and engineering (singularly, a "Service"; collectively, "Services"), in each case, (i) as described on Schedule A to this Agreement, and (ii) to the extent necessary to the continued operation of the Business in the ordinary course of business. The cost of each Service (the "Cost") is as set forth on Schedule A and will be paid monthly in arrears.. If the Company wishes to extend the term of a Service beyond the Term, Donnelly and the Company shall negotiate in good faith to determine if Donnelly can continue to provide the Service requested beyond the expiration of the Term. If so extended, the Service requested will continue to be provided for the extended term agreed upon at the Cost specified on Schedule A or as otherwise agreed to by the parties.

          (b) In connection with certain Services, during the Term employees of a party may be located on the premises of the other party. Each party will cause its employees located on the other party's premises to sign and deliver to the other party a confidentiality agreement reasonably acceptable to such other party and to comply with all applicable laws and such other party's safety rules while on such premises.

     1.2 Additional Services. The parties have attempted to identify and specifically enumerate on Schedule A all Services required to be provided to the Company in order to continue the uninterrupted operation of the Business at the Holland Facility following the Closing Date. If the Company needs additional services, Donnelly and the Company shall negotiate in good faith to determine if Donnelly can provide the additional services upon mutually agreed terms and conditions. Any such additional services shall also be provided at the actual cost incurred by Donnelly in providing the applicable additional service or as otherwise agreed to by the parties.

     1.3 Terms of Payment; Dispute Resolution.

          (a) Amounts owed for Services must be paid by the Company within 30 days after the receipt by the Company of an invoice therefor from Donnelly. Any invoice for additional services shall be sufficiently detailed to permit the Company to verify the charges for the particular Services provided.

          (b) All amounts due for Services rendered pursuant to the Agreement shall be billed and paid in U.S. dollars.

          (c) If there is a dispute between the Company and Donnelly regarding the Services, Donnelly shall furnish to the Company reasonable documentation to substantiate the amounts billed including, but not limited to, listings of the dates, times and amounts of the Services in question. Upon delivery of such documentation, the Company and Donnelly shall cooperate and use their best efforts to resolve such dispute among themselves. If the parties are unable to resolve their dispute within thirty (30) calendar days of the initiation of such procedures, and the Company believes in good faith and with a reasonable basis that the amounts billed to the Company are inaccurate or are otherwise not in accordance with the terms of this Agreement, then the parties will resolve such dispute according to the dispute resolution mechanism set forth in Section 1.3(d) below.

          (d) The Company and Donnelly agree that if a dispute arises between them under this Agreement, then such dispute, upon ten (10) days' prior written notice from one party to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled exclusively by final and binding arbitration in lieu of any judicial proceeding; provided, however, that nothing contained in this Section 1.3(d) shall preclude any party hereto from seeking or obtaining from a court of competent jurisdiction (a) injunctive relief, or (b) equitable or other judicial relief to specifically enforce the provisions hereof or to preserve the status quo ante pending resolution of disputes hereunder. Subject only to the foregoing, no such dispute shall be made the subject of an action in a court of law or equity by any party hereto but shall be submitted to arbitration and finally determined in accordance with the provisions of this Section 1.3(d). Such arbitration shall be conducted by the Southfield, Michigan offices of the American Arbitration Association before a single arbitrator in accordance with the Commercial Arbitration Rules of the American Arbitration Association existing at the time of submission; provided, however, the parties shall be permitted to conduct discovery as provided in the Michigan Court Rules of 1985, as amended. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule commencing not later than one-hundred twenty (120) days following selection of the arbitrator, and all proceedings shall be confidential. Either party may at its expense make a stenographic record thereof. Each party shall pay its own expenses and each party shall pay one-half of the costs and expenses of the arbitrator and the American Arbitration Association. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan.

     1.4 Indemnification. Donnelly shall be indemnified against, and defended and held harmless by the Company from, any losses incurred by Donnelly in connection with any and all claims, investigations, audits, actions, causes of action and suits arising from or relating to (i) the Services provided pursuant to this Agreement; (ii) any actions taken by Donnelly in connection with such Services or this Agreement; and (iii) the Company employees (including death, personal injury and property damage); except to the extent that such losses arose from the gross negligence, recklessness or intentional malfeasance of Donnelly, in which case, the Company shall be indemnified against and held harmless by Donnelly from any losses incurred by the Company as a result of such gross negligence, recklessness or intentional malfeasance.

2.   REQUIRED CONSENTS

     Any consents, approvals or amendments to existing agreements of Donnelly necessary to allow Donnelly to provide Services to the Company (the "Consents") shall be obtained by Donnelly at the Company's cost. Donnelly shall consult with the Company prior to incurring any such expense for which Donnelly is to be reimbursed by the Company.

3.   CONFIDENTIALITY

     All written confidential or proprietary information and documentation clearly marked "Proprietary" or other similar marking (the "Confidential Information") relating to either party shall be held in confidence by the other party to the same extent and in at least the same manner as such party protects its own confidential or proprietary information of a similar nature. Neither party shall disclose, publish, release, transfer or otherwise make available Confidential Information of the other party in any form to, or for the use or benefit of, any person or entity without the other party's approval. Each party shall, however, be permitted to disclose relevant aspects of the other party's Confidential Information to its officers, agents and employees and to the officers, agents and employees of its affiliates to the extent that such disclosure is reasonably necessary to the performance of its duties and obligations under this Agreement, provided that such party shall take all reasonable measures to ensure that 'Confidential Information of the other party is not disclosed or duplicated in contravention of the provisions of this Agreement by such officers, agents and employees. The obligations in this
Section 3 shall not (1) restrict any disclosure by either party pursuant to any applicable law, or by order of any court or government agent (provided that the disclosing party shall endeavor to give such notice to the non-disclosing party as may be reasonable under the circumstances) or (2) apply with respect to information that (a) is independently developed by the other party, (b) becomes part of the public domain (other than through unauthorized disclosure by the party), (c) is disclosed by the owner of such information to a third party free of any obligation of confidentiality or (d) either party gained knowledge or possession of free of any obligation of confidentiality.

4.   TERMINATION

     1. For Default. If either party fails to perform any of its material duties or obligations pursuant to this Agreement an such failure is not cured within thirty (30) days after notice to such party specifying the nature of such failure, the other party may terminate this Agreement upon further notice to the defaulting party.

     2. For Convenience. The Company may terminate this Agreement in respect of any or all of the Services provided to the Company by Donnelly at any time upon a minimum of thirty (30) days' notice to Donnelly.

     3. Effect of Termination. Upon (a) the expiration of this Agreement, (b) the termination of this Agreement pursuant to Section 4.1 or (c) the termination of all of the Services pursuant to Section 4.2, all costs and other sums owed by the Company to Donnelly for Services provided through the date of such expiration or termination shall be paid on the date of such expiration or termination without setoff or recoupment for matters outside of this Agreement.

5.   MISCELLANEOUS PROVISIONS

     5.1 Notices. All notices, requests, consents, or other communication permitted or required under this Agreement must be in writing and will be deemed to have been given when personally delivered, or when sent if sent via facsimile (with receipt confirmed), or on the first business day after being sent by reputable overnight carrier, or on the third business day after being sent by registered or certified first-class mail (with receipt confirmed), to the following: If to Donnelly: With a copy to:

      49 W. Third St.                         Daniel C. Molhoek, Esq.
      Holland, Michigan 49423                 Varnum, Riddering, Schmidt
      Attention: CFO                            & Howlett LLP
      Telecopy No. (616) 786-5606             Suite 1600
                                              Bridgewater Place
                                              333 Bridge St., N.W., P.O. Box 352
                                              Grand Rapids, MI 49501-0352
                                              Telecopy No. (616) 336-7000

    If to The Company:                         With a copy to:

    Lear Corporation                           Bodman, Longley & Dahling, LLP
    21557 Telegraph Road                       755 W. Big Beaver Rd., Suite 2020
    Southfield, MI 48034                       Troy, MI 48084
    Attn:Vice President and General Counsel    Attn: Terrence B. Larkin, Esq.
    Fax: (248) 447-1677                        Fax: (248) 244-0780



provided, however, if either party shall have designated a different addressee by notice, then to the last addressee so designated.

     5.2 Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns, but no rights, interests or obligations of either party may be assigned without the prior written consent of the other party, which consent shall not be unreasonably withheld or delayed. Notwithstanding the foregoing, the Company may assign all or any part of this Agreement and of the Company's rights, interests or obligations hereunder to one or more of its affiliates (provided that no such assignment shall relieve the Company of any of its obligations hereunder).

     5.3 Entire Agreement. This Agreement and Schedule A attached hereto represent the entire agreement and understanding between the parties with respect to the transactions contemplated herein and shall supersede all prior agreements, understandings, arrangements, covenants, representations, or warranties, written or oral, of any party dealing with the subject matter hereof.

     5.4 Waiver. Any waiver by Donnelly or the Company of any breach or of a failure to comply with any provision of this Agreement (i) shall be valid only if set forth in a written instrument signed by the party to be bound, and (ii) shall not constitute, or be construed as, a continuing waiver of such provision, or a waiver of any other breach of, or failure to comply with, any provision of this Agreement.

     5.5 Severability. Should any provision, or any portion thereof, of this Agreement for any reason be held invalid or unenforceable, such decision shall not affect the validity or enforceability of any of the other provisions, or portions thereof, of this Agreement, which other provisions, and portions, shall remain in full force and effect, and the application of such invalid or unenforceable provision, or portion thereof, to persons or circumstances other than those as to which it is held invalid or unenforceable shall be valid and be enforced to the fullest extent permitted by law.

     5.6 Amendment. This Agreement may be amended only in writing by duly authorized representatives of the parties.

     5.7 Third Parties. Nothing contained in this Agreement is intended to or shall be construed to confer upon or give any person other than the parties and their respective permitted successors and assigns, any claims, rights, or remedies under or by reason of this Agreement.

     5.8 Relationship. The performance by Donnelly of its duties and obligations under this Agreement shall be that of an independent contractor and nothing herein contained shall create or imply an agency relationship between Donnelly and the Company, nor shall this Agreement be deemed to constitute a joint venture or partnership between Donnelly and the Company.

     5.9 Headings. The headings contained in this Agreement are inserted for convenience only and shall not be deemed to constitute a part hereof.

     5.10 Counterparts. More than one counterpart of this Agreement may be executed by the parties, and each fully-executed counterpart shall be deemed an original, but all of which, together shall constitute one and the same instrument. All signatures of the parties to this Agreement may be transmitted by facsimile, and such facsimile will for all purposes be deemed to be the original signature of the person whose signature it reproduces and will be binding upon the party on whose behalf that person signed.

     5.11 Governing Law. All questions concerning the construction, validity and interpretation of this Agreement shall be governed by the internal laws of the State of Michigan, without giving effect to its principles of conflict of laws.

     IN WITNESS WHEREOF, the parties have caused this Transition Services Agreement to be executed by their duly authorized officers as of the day and year first above written.

                                        DONNELLY CORPORATION
                                        a Michigan corporation,


                                        By: ____________________________________

                                        Its: ___________________________________



                                        LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.,
                                        a Michigan limited liability company


                                        By: ____________________________________

                                        Its: ___________________________________

Dated: ____________, 1999

                                 Exhibit 4.6(a)

     THIS LEASE is made on ______, 1999, between DONNELLY CORPORATION; a Michigan corporation, as Landlord, and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company, as Tenant, and the parties agree as follows:

DESCRIPTION
          (1) Landlord, in consideration of the covenants and agreements to be performed by Tenant, hereby leases to Tenant the premises, known as 3401 128th Street, Holland, Michigan, but excluding the Model Shop located therein, (the "Leased Premises") the legal description of which is as follows: Lot 3, Northside Industrial Center, as recorded in Liber 27 of Plats on Page 19, Holland, Ottawa County, Michigan. Landlord shall have access through the Leased Premises to the Model Shop.

TERM
         (2) The term shall begin on the date of execution of this Lease ("Commencement Date") and will end on August 1, 2000 unless earlier terminated. Tenant shall have the right to terminate this Lease at any time during the term hereof by so notifying Landlord, which notice must be given at least sixty (60) days prior to the date that Tenant intends to vacate the Leased Premises. Attached hereto as Exhibit A is Tenant's proposed timetable to vacate the Leased Premises. Any holding over after the termination of the Lease shall be construed to be a tenancy from month to month at 150% of the rent specified herein and shall otherwise be on the terms and conditions of this Lease, so far as applicable.

RENT AND TAXES
          (3) Tenant shall pay rent to Landlord at a rate of $24,260 per month in advance on the first of the month, without deduction or setoff. Said smount includes a monthly amount equal to one-twelfth (1/12th) of the real estate taxes and assessments, assessed against the Leased Premises by the local taxing authority based on current tax bills. Upon expiration of the Lease or earlier termination thereof as set forth herein, taxes for the partial month of such expiration or termination shall be prorated based on the number of days Tenant occupied the Leased Premises until expiration or termination.


ASSIGNMENT AND
SUBLETTING
          (4) Tenant may not assign this Lease or sublet all or any portion of the Leased

          Premises without the prior written consent of Landlord, except that Tenant may assign or sublet to Lear for the sole purpose of conducting the business of Tenant existing on the date hereof by employees or former employees of Tenant.

USE AND OCCUPANCY
          (5) Tenant will use the Leased Premises exclusively for manufacturing purposes consistent with its current operations at the Leased Premises.

INSURANCE
          (6) Tenant shall indemnify and hold Landlord harmless from any claims, damages, liability and expense in connection with loss of life and/or damage to property arising out of any occurrence on or about the Leased Premises. Notwithstanding the foregoing, Landlord shall not be indemnified against liability for damage arising out of bodily injury to persons or damage to property caused by its negligent, willful and malicious acts or omissions. Tenant at Tenant's expense, shall maintain public liability insurance including bodily injury and property damage insuring Tenant and Landlord.

          During the term of this Lease, Tenant shall keep all buildings and improvements on the Leased Premises insured for the benefit of Landlord and Tenant as their respective interests may appear, against loss or damage by fire and customary extended coverage on a full replacement cost basis. All proceeds payable at any time and from time to time by any insurance company under such policies as a result of a casualty to the Leased Premises shall be payable to Landlord; provided that Tenant shall, at Landlord's cost and expense, cooperate fully with Landlord in order to obtain the largest possible recovery and execute any and all consents and other instruments and take all other actions necessary or desirable in order to effectuate the same and to cause such proceeds to be paid as hereinbefore provided.

          Any insurance required to be provided by Tenant pursuant to this Lease may be provided by blanket insurance covering the Leased Premises and other locations of Tenant provided such blanket insurance complies with all of the other requirements of this Lease with respect to the insurance involved. Any such insurance may contain Tenant's customary deductibles. Tenant shall provide evidence of insurance to Landlord.

FIRE
          (7) It is understood and agreed that if the Leased Premises are damaged or destroyed in whole or in part by fire or other casualty during the term neither Landlord nor Tenant shall be obligated to repair or restore the same. In such event, either Landlord or Tenant shall have the option of terminating this Lease.

REPAIRS
          (8) The parties hereto agree that Landlord shall not be required to perform any repairs, replacements or maintenance to the Leased Premises. Tenant will, at Tenant's expense, during the continuation of this Lease, perform ordinary, customary maintenance of the Leased Premises and fixtures including, but not limited to, the mechanical, plumbing and electrical systems, roof and landscape maintenance and snow removal; provided, however, that Tenant shall not be required to make any replacements of a capital nature. Tenant shall also repair and/or replace any damage to the Leased Premises or fixtures caused by Tenant, its agents, employees, invitees, contractors or customers. Tenant shall promptly inform Landlord of the need for replacements with respect to those items for which Tenant is not responsible under the terms of this paragraph.

ALTERATIONS
          (9) Tenant shall not make any material alterations, additions or improvements to the Leased Premises without Landlord's written consent, and all alterations, additions or improvements made by either of the parties hereto upon the Leased Premises shall be the property of Landlord and shall remain upon and be surrendered with the Leased Premises at the termination of this Lease.

COMPLIANCE
WITH LAWS
          (10) During the term of this Lease, the Tenant shall at Tenant's own expense under penalty of forfeiture and damages promptly comply with all lawful laws, orders, regulations or ordinances of all municipal, County and State authorities affecting the Leased Premises hereby leased and the cleanliness, safety, occupation and use of same. Tenant shall remediate any environmental contamination of the Premises occurring from and after the Commencement Date and shall indemnify and hold Landlord harmless from any liability, cost and expenses relating thereto. Tenant's obligations in this paragraph shall survive the expiration or other termination of this Lease.

EMINENT DOMAIN
          (11) If any part of the Leased Premises shall be taken or condemned for public use, and a part thereof remains which is susceptible of occupation, this Lease shall, as to the part taken, terminate as of the date the condemner acquires possession, and thereafter either Landlord or Tenant may terminate this Lease.

CONDITION OF
PREMISES
          (12) Tenant hereby accepts the Leased Premises in their present condition at the date of the execution of this Lease. At the expiration or earlier termination of this Lease, Tenant shall deliver up the Leased Premises "broom clean" and in the same condition as of the Commencement Date, reasonable wear and tear excepted. Landlord makes no representation or warranty as to the condition of the Leased Premises and Landlord shall not be liable for any latent or patent defect.

GAS,  WATER,
HEAT, ELECTRICITY
          (13) Tenant shall promptly pay all charges made against the Leased Premises for gas, water, sewer, heat and electricity and any other utility charges during the continuance of this lease, as the charges become due.

REENTRY
          (14) If default be made in any of the covenants herein contained, or if the Leased Premises shall be deserted or vacated, then it shall be lawful for the Landlord, its certain attorney, heirs, representatives and assigns, to reenter into, repossess the Leased Premises and the Tenant and each and every occupant to remove and put out. Landlord may re-let the Leased Premises on such terms and conditions as Landlord may determine, in its reasonable discretion, and any monies received from such re-letting shall be first applied to the expenses of such re-letting and thereafter toward payment of all sums due or to become due Landlord hereunder, and if a sufficient sum shall not be thus realized to pay such sums and other charges, Tenant shall pay Landlord any deficiency monthly, and Landlord may bring an action therefor if such monthly deficiency shall arise. Tenant shall pay all costs of Landlord obtaining possession upon default, including reasonable attorney fees.

QUIET ENJOYMENT
          (15) Landlord covenants that Tenant, on payment of rent and taxes due and performing all the covenants herein, shall and may peacefully and quietly have, hold and enjoy the Leased Premises for the term.


REMEDIES NOT
EXCLUSIVE
          (16) It is agreed that each and every of the rights, remedies and benefits provided by this Lease shall be cumulative, and shall not be exclusive of any other of said rights, remedies and benefits, or of any other rights, remedies and benefits allowed by law.

WAIVER
          (17) One or more waivers of any covenant or condition by Landlord shall not be construed as a waiver of a further breach of the same covenant or condition.

NOTICES
          (18) Any notice which either party may or is required to give, shall be given by mailing the same, postage prepaid, to Tenant at the premises, (with a copy to Lear Corporation, 21557 Telegraph Road, Southfield, Michigan 48034) or to Landlord, at 49 West Third Street, Holland, Michigan 49423, or at such other place as may be designated by the parties from time to time.


     IN WITNESS WHEREOF, The parties have hereunto set their hands and seals the day and year first above written.


WITNESSED BY:                            TENANT

                                         LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.,
_________________________________        a Michigan limited liability company

    By:__________________________

    Its:_________________________


                                         LANDLORD

                                         DONNELLY CORPORATION,
_________________________________        a Michigan corporation

    By:__________________________

    Its:_________________________

                                    EXHIBIT A
                                       TO
                             HOLLAND FACILITY LEASE


     Tenant estimates that it will vacate the Leased Premises on or about February 29, 2000.

                                 Exhibit 4.6(b)

                    HOLLAND FACILITY LEASED WORKER AGREEMENT

     THIS LEASED WORKER AGREEMENT (this "Agreement") is entered into as of this ____ day of _____________, 1999 (the "Effective Date"), by and among DONNELLY CORPORATION, a Michigan corporation, ("Donnelly") and LEAR DONNELLY OVERHEAD SYSTEMS L.L.C., a Michigan limited liability company (the "Company").


                                    RECITALS:

     Donnelly, the Company and Lear Corporation are parties to a Redemption and Purchase Agreement dated the date hereof (the "Purchase Agreement"). This Agreement is entered into in order that the Company may lease certain Donnelly employees for use in connection with the Company's continued operation of the Holland Facility (as defined in the Purchase Agreement) pursuant to Section 4.7 of the Purchase Agreement.

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:


                                    ARTICLE 1
                          ASSIGNMENT OF LEASED WORKERS

     1.1 Definition. "Leased Workers" shall mean those persons identified on Schedule A who are employed by Donnelly as of the effective date of their assignment to the Company, as supplemented from time to time to include additional Donnelly employees, if any, assigned to the Company as Leased Workers under this Agreement.

     1.2 Assignment of Leased Workers. Effective as of the Effective Date, Donnelly hereby assigns the Leased Workers identified on Schedule A who are currently employed by Donnelly, and as soon after the Effective Date as practical, Donnelly will offer employment to the other employees listed on Schedule A and will assign those persons who accept employment as Leased Employees, to perform the services performed by such Leased Workers immediately prior to the Effective Date ("Services") for the term of this Agreement. Schedule A will be supplemented from time to time to include additional Donnelly employees, if any, assigned to the Company, or to remove employees no longer assigned to the Company, as Leased Workers under this Agreement.

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


                                    ARTICLE 2
                       PAYMENTS BY THE COMPANY TO DONNELLY

     2.1 Payment. The Company agrees to pay Donnelly the amounts set forth on Schedule B for Services performed by Leased Workers. Donnelly shall submit to the Company monthly invoices for the Services, which invoices shall be due and payable within seven (7) days of receipt.


                                    ARTICLE 3
                     WORKERS' COMPENSATION AND OTHER MATTERS

     3.1 Workers' Compensation. Donnelly shall maintain, at its expense, workers' compensation coverage for Leased Workers, covering any compensable work-related injuries or illnesses they sustain on the premises owned or leased to the Company during their work assignment with respect to injuries first occurring after the applicable Effective Date. Donnelly shall provide a copy of the workers' compensation insurance certificate annually on its renewal date to the Company.

     3.2 OSHA. The Company will provide Donnelly with all information required under the Occupational Safety and Health Act or other applicable laws, regarding any work-related injuries or illnesses or exposure to hazardous materials sustained by Leased Workers while on Company premises during their work assignment.

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

     3.5 Drug/Alcohol Policy. Leased Workers will be subject to Donnelly's Employee Alcohol and Drug Testing policy. Donnelly will notify the Company if a Leased Worker is selected for a drug and alcohol test, and will coordinate with the Company the scheduling of the test. Donnelly will pay for the cost of the aforementioned tests, and will decide what disciplinary action must be taken in the event of a positive test result.

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

     3.8 Employee Records. Personnel and medical files for Leased Workers will be maintained by Donnelly. The Company shall provide performance feedback to Leased Workers and will provide Donnelly with written documentation of such feedback. All information contained in personnel files for Leased Workers will be available to appropriate staff of the Company on request.

                                    ARTICLE 4
                                      TERM

     On the date hereof, Donnelly and the Company have entered into a lease of the Holland Facility (the "Holland Facility Lease"). The term of Holland Facility Lease will end on August 1, 2000 unless earlier terminated. The term of this Agreement shall commence on the Effective Date and shall terminate on August 1, 2000 or such earlier date that the Holland Facility Lease is terminated by the Company in accordance with the provisions contained therein for early termination.

                                    ARTICLE 5
                                 INDEMNIFICATION


     Donnelly shall indemnify and hold harmless the Company, its agents and employees from and against any and all claims, losses, actions, damages, expenses, and all other liabilities, including but not limited to attorney's fees, arising out of or resulting from a Leased Worker's willful misconduct or reckless performance of or failure to perform the work within the scope of the assignment hereunder to the extent any such claim, loss, action, damage, expense or other liability is attributable to bodily injury to or death of any person or damage to or destruction of any property, whether belonging to the Company or to another provided, however, that Donnelly shall not be liable for any injury, death, damage or destruction to the extent caused by the negligent or willful acts or omissions of the Company, its agents, employees or contractors. The Company shall give notice in writing to Donnelly of any such claim, loss, action, damage, expense or other liability within fifteen (15) days after discovery of the event upon which the claim may be based or the learning of such claim, whichever occurs first.

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

        To the Company:           c/o Lear Corporation
                                  21557 Telegraph Road
                                  Southfield, Michigan 48034
                                  Attention:  Vice President and General Counsel
                                  Telecopy No. (248) 447-1677

        To Donnelly:              Donnelly Corporation
                                  49 W. Third St.
                                  Holland, Michigan 49423
                                  Attention: Chief Financial Officer
                                  Telecopy No. (616) 786-5606


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

     6.9 Entire Agreement; Section Headings. This Agreement and any other related written agreement between the parties hereto constitutes the entire Agreement among the parties hereto relating to the subject matter hereof and supersedes all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall be affect in any way the meaning or interpretation of this Agreement.

     6.10 Assignment. This Agreement and each and every covenant, term and condition hereof shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns. Except as otherwise specifically provided in this Agreement or the Purchase Agreement, neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party without the prior written consent of all the parties to this Agreement.

     6.11 Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or relating to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute (excluding business decisions to be voted on by party or Directors) arises among the parties under this Agreement which is not resolved by good faith negotiation, then such Dispute, upon thirty (30) days' prior notice from one party to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining (a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission by one arbitrator. The parties shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the party which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If he or she will not, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either party may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing party as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the party not giving the Arbitration Notice.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                        DONNELLY CORPORATION



                                        By: ___________________________________



                                        LEAR DONNELLY OVERHEAD
                                        SYSTEMS, L.L.C.


                                        By: ___________________________________

                         LIST OF EXHIBITS AND SCHEDULES




           Schedule A                Leased Workers

           Schedule B                Payment by Company to Donnelly

                                   SCHEDULE B


     All compensation except bonus times 132.5% for all office and 152.5% for plant and the amount of all bonuses.

                                 Exhibit 4.7(a)

                               EUROTRIM AGREEMENT

     This Agreement (the "Agreement") dated as of September __, 1999, by and between DONNELLY CORPORATION, a Michigan corporation ("Donnelly") and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company (the "Company").

                                    RECITALS

     Donnelly, the Company and Lear Corporation are parties to a Redemption and Purchase Agreement dated the date hereof (the "Purchase Agreement"). This Agreement is entered into pursuant to Section 4.7 of the Purchase Agreement.

     NOW, THEREFORE, the parties intending to be legally bound, agree as follows:

     1. JCI-Becker Order. Attached hereto as Exhibit A is a copy of the contract/purchase order that is the subject of this Agreement (the "JCI-Becker Order"). Donnelly agrees to use its best efforts to obtain the approval of JCI-Becker or Volvo to transfer the portion of the JCI-Becker Order relating to the Console (as hereafter defined) to the Company. Donnelly and the Company will cooperate to the fullest extent to obtain such approval.

     2. Obligations of Donnelly. Donnelly shall supply JCI-Becker or Volvo with all mirrors and incorporated electronics required under the JCI-Becker Order. The mirrors and incorporated electronics are described in detail on Exhibit B attached hereto. The mirrors and incorporated electronics will be supplied by Donnelly on the prices and terms described in Exhibit B. Donnelly shall be solely responsible for payment of any commissions due Intac International HB in connection with the mirrors and incorporated electronics.

     3. Obligations of the Company. After the approval of JCI-Becker or Volvo to the partial transfer of the JCI Becker Order, the Company or Donnelly Eurotrim Limited ("Eurotrim") shall supply JCI-Becker with the consoles, map light and lenses (collectively, the "Console") required under the JCI-Becker Order. The Console is described in detail on Exhibit C attached hereto. The Console will be supplied by the Company or Eurotrim on the prices and terms described in Exhibit
C. The Company shall be solely responsible for payment of any commissions due Intac International HB in connection with the Console. Until the approval of JCI-Becker or Volvo to the partial transfer of the JCI-Becker Order, the Company will supply consoles to Donnelly on the prices and terms set forth on Exhibit C, will indemnify Donnelly from all claims, obligations and liability arising from its sale of the Consoles.

     4. Actions by Volvo. As of the date hereof, Volvo has not authorized the procedures proposed above in Section 1 and 2. If, subsequent to the date hereof, Volvo does not give its authorization, Donnelly will either obtain Volvo's approval to subcontract the orders to the Company or Donnelly itself will complete the orders and will pay all of its EBIT earnings

(any depreciation of assets provided by Lear will not be subtracted in determining this figure) on the manufacturing of the Consoles to the Company. If the parties hereto are unable to agree on the determination of EBIT earnings on the Consoles, this matter will be settled by arbitration in accordance with the procedure set forth in Section 9.16 of the Purchase Agreement.

     5. Eurotrim Assets. Section 1.1 of the Purchase Agreement provides that the Eurotrim assets described on Schedule 1.1 (d) (the "Donnelly Eurotrim Assets") to the Purchase Agreement will be acquired by Donnelly in connection with the partial redemption of Donnelly's membership interest in the Company. As of the date hereof, the parties have not determined the most appropriate method for transferring the Donnelly/Eurotrim Assets to Donnelly. Accordingly, on the date hereof, possession of the Donnelly/Eurotrim Assets will be given to Donnelly and Donnelly will hold them as agent for Eurotrim. The parties shall forthwith determine the appropriate manner to transfer all ownership rights to Donnelly. All costs and expenses (including taxes, if any) will be borne equally by the parties.

     6. Termination. This Agreement shall terminate upon completion of the JCI-Becker Order and receipt and disbursement to the parties of all amounts due thereunder.

     7. Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns, but no rights, interests or obligations of either party may be assigned without the prior written consent of the other party, which consent shall not be unreasonably withheld or delayed. Notwithstanding the foregoing, the Company may assign all or any part of this Agreement and of the Company's rights, interests or obligations hereunder to one or more of its affiliates (provided that no such assignment shall relieve the Company of any of its obligations hereunder).

     8. Entire Agreement. This Agreement represents the entire agreement and understanding between the parties with respect to the transactions contemplated herein and shall supersede all prior agreements, understandings, arrangements, covenants, representations, or warranties, written or oral, of any party dealing with the subject matter hereof.

     9. Headings. The headings contained in this Agreement are inserted for convenience only and shall not be deemed to constitute a part hereof.

     10. Counterparts. More than one counterpart of this Agreement may be executed by the parties, and each fully-executed counterpart shall be deemed an original, but all of which, together shall constitute one and the same instrument. All signatures of the parties to this Agreement may be transmitted by facsimile, and such facsimile will for all purposes be deemed to be the original signature of the person whose signature it reproduces and will be binding upon the party on whose behalf that person signed.

     11. Governing Law. All questions concerning the construction, validity and interpretation of this Agreement shall be governed by the internal laws of the State of Michigan, without giving effect to its principles of conflict of laws.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized officers as of the day and year first above written.

                                      DONNELLY CORPORATION
                                      a Michigan corporation,


                                      By: _____________________________________

                                      Its: _____________________________________


                                      LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.,
                                      a Michigan limited liability company


                                      By: _____________________________________

                                      Its: _____________________________________

                                 Exhibit 4.7(b)

                        EUROTRIM LEASED WORKER AGREEMENT

     THIS EUROTRIM LEASED WORKER AGREEMENT (this "Agreement") is entered into by and among DONNELLY CORPORATION, a Michigan corporation on behalf of itself and on behalf of Donnelly Mirrors Limited, an Irish corporation (collectively, "Donnelly"), EUROTRIM LIMITED, an Irish corporation ("Eurotrim") and LEAR DONNELLY OVERHEAD SYSTEMS L.L.C., a Michigan limited liability company (together with its subsidiaries, the "Company") as of this _____ day of September, 1999, to be effective as of the effective date of the Redemption and Purchase Agreement (the "Effective Date"),.

                                    RECITALS:

     WHEREAS, Lear Corporation and Donnelly Corporation as members of the Company and the Company itself have executed a Redemption and Purchase Agreement dated the date hereof (the "Redemption and Purchase Agreement") providing for the redemption by the Company of part of Donnelly's membership interest and the sale to a Lear affiliate of the remainder of Donnelly's membership interest in the Company;

     WHEREAS, the parties desire that Donnelly shall provide certain services to Eurotrim for the term of this Agreement;

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    ARTICLE 1
                       SERVICES TO BE PROVIDED BY DONNELLY

     1.1 "Personnel" shall mean those persons identified on Schedule A who are either employed by or under contract with Donnelly, as supplemented from time to time to include additional Donnelly employees or contract personnel, if any, assigned by Donnelly to provide Services to Eurotrim pursuant to this Agreement. The Personnel include "Management Personnel" and "Production Personnel" as identified on Schedule A. Donnelly may substitute different individuals for those listed on Schedule A.

     1.2 Services. Effective as of the Effective Date, Donnelly shall provide Services to Eurotrim for the term specified in Article 3. "Services" to be provided shall include general administration, engineering and logistics by the Management Personnel and shall include production by the Production Personnel.

     1.3 Employee and Contractor Compensation. While Personal are performing Services under this Agreement, Donnelly will pay all wages or other compensation and provide all benefits to the Personnel and the Management Team, subject to payment by Eurotrim for the Services as provided by this Agreement.

     1.4 Status. Personnel assigned to perform Services for Eurotrim are solely the employees or contractors of Donnelly and nothing contained in this Agreement shall be construed to create any other relationship between the parties. Donnelly will maintain all necessary payroll and personnel records and compute wages and withhold applicable taxes and other charges for the Personnel.
Donnelly has sole responsibility to determine compensation and terminate Personnel assigned pursuant to this Agreement.

                                    ARTICLE 2
                        PAYMENTS BY EUROTRIM TO DONNELLY

     2.1 Payment. During the term of this Agreement, Eurotrim shall pay Donnelly the following: (a) with respect to Management Personnel a fee of $____________ per month (prorated for partial months). The Personnel were employees of Eurotrim. With the uncertainty of the transition, there was concern that those employees would leave to seek other employment. Donnelly had been requested by Eurotrim officials to provide management services and had been informed of the likelihood of Eurotrim's subcontracting production to Donnelly and that no Company entity would exist after closing of the Redemption and Purchase Agreement. In order to retain the services of the Personnel, Donnelly entered into agreements with them guaranteeing them for three or six months employment and a bonus of one month's or two month's salary for each individual who stayed the entire term of the employment agreement. Therefore, if Eurotrim or the Company terminates this Agreement early, it shall continue paying to Donnelly the monthly charge of $_______ through December 1, 1999; (b) with respect to Production Personnel and any of Donnelly's employees assigned to perform Services at Eurotrim, Eurotrim shall pay Donnelly a fee equal to Donnelly's direct and indirect costs (including social benefits and other benefits) of such Production Personnel for the hours worked at an amount equal to direct wages plus ___%. Donnelly shall submit to the Company monthly invoices for the Services, which invoices shall be due and payable within seven (7) days of receipt.

                                    ARTICLE 3
                              TERM AND TERMINATION

     3.1 Term. The term of this Agreement shall be from the Effective Date through December 1, 1999, unless extended by the written agreement of the parties hereto. Eurotrim may terminate this Agreement prior to December 1, 1999, by giving 45 days prior written notice of termination to Donnelly.

                                    ARTICLE 4
                                ADDITIONAL TERMS

     4.1 Severance. The Company and Eurotrim shall remain liable for all costs with respect to pensions, benefits and severance for all service of Personnel prior to the Effective Date.

     4.2 Drug/Alcohol Policy. Personnel will be subject to Donnelly's Employee Alcohol and Drug Testing policy. Donnelly will pay for the cost of the aforementioned tests, and will determine what disciplinary action must be taken in the event of a positive test result.

     4.3 Employment Laws. Donnelly, Eurotrim and the Company shall comply with all applicable laws applicable to the Personnel.

     4.4 Safety. Eurotrim shall provide the Personnel with (i) a suitable workplace which complies with all applicable safety and health standards, statutes and ordinances, (ii) all necessary information, training and safety equipment with respect to hazardous substances, and (iii) adequate instructions, assistance, supervision, and time to perform the services requested of them. Eurotrim is responsible for all claims, losses, damages and expenses concerning
(i) hazardous substances and all other pollutants and contaminants present at or released from the workplace which Eurotrim provides for the Personnel, or (ii) any violations of applicable safety or health standards, statutes and ordinances.

     4.5 Records. Personnel files for Personnel will be maintained by Donnelly.

                                    ARTICLE 5
                                  NO LIABILITY

     Donnelly shall not be liable for, and Eurotrim and the Company hold harmless Donnelly, its agents and employees from and against, any and all claims, losses, actions, damages, expenses, and all other liabilities, including but not limited to attorney's fees, arising out of or resulting from the performance of the Services by Personnel pursuant to this Agreement. Donnelly is not responsible for the profitability or financial performance of Eurotrim or the Company and does not make any representation or warranty with respect to Eurotrim's productivity or profitability during the term of this Agreement. Donnelly is an independent contractor with respect to Eurotrim and the Company.

                                    ARTICLE 6
                                  CONSTRUCTION

     6.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without giving effect to any applicable principles of conflicts of laws.

     6.2 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered
(i) in person, (ii) to the extent receipt is confirmed, by telescope, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following address:

               To Donnelly:              Donnelly Corporation
                                         414 East Fortieth Street
                                         Holland, Michigan 49423
                                         Attention: John Donnelly
                                         Facsimile No. (616) 786-6034

               With a copy to:           Varnum, Riddering, Howlett & Schmidt LP
                                         Suite 1600, Bridgewater Place
                                         333 Bridge Street, NW, P.O. Box 352
                                         Grand Rapids, Michigan 49504
                                         Attention: Daniel Molhoek
                                         Facsimile No.  (616) 336-7000
               To the Company
               or Eurotrim:              Lear Donnelly Overhead Systems, L.L.C.
                                         39650 Orchard Hill Place
                                         Novi, Michigan 48375
                                         Attention: Richard Perrault
                                         Facsimile No. ________________

               With a copy to:           Lear Corporation
                                         21557 Telegraph Road
                                         Southfield, Michigan 48034
                                         Attention: Vice President and
                                                    General Counsel
                                         Facsimile No. (248) 746-1677

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

     6.9 Entire Agreement; Section Headings. This Agreement, the Redemption and Purchase Agreement, the agreements contemplated thereby, and any other related written agreement between the parties hereto constitute the entire Agreement among the parties hereto relating to the subject matter hereof and supersede all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall be affect in any way the meaning or interpretation of this Agreement.

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

     6.11 Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or relating to this Agreement whether arising in contract, tort or otherwise, shall be resolved according to the following procedure. If a Dispute arises under this Agreement among the parties hereto which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior notice from one party hereto to the other parties of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled by arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining

(a) injunctive relief, or (b) equitable or other judicial relief to enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. Such arbitration shall be conducted in accordance with the commercial arbitration rules of the American Arbitration Association existing at the time of submission by one arbitrator. The parties shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the party which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If he or she will not, the arbitrator shall be appointed by the American Arbitration Association. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either party may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing party as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the party not giving the Arbitration Notice.


     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                          DONNELLY CORPORATION
                                          ("Donnelly")


                                          By__________________________________


                                          LEAR DONNELLY OVERHEAD SYSTEMS, LLC


                                          By__________________________________


                                          EUROTRIM LIMITED



                                          By__________________________________

                                   SCHEDULE A

                                LIST OF PERSONNEL

                                      OPEN
Management Personnel:



Production Personnel:

                                   Exhibit 4.8

                    TECHNOLOGY TRANSFER AND LICENSE AGREEMENT


     This Technology Transfer and License Agreement (this "Agreement") is entered into effective as of ___________, 1999 (the "Effective Date"), by and between Donnelly Corporation, a Michigan corporation ("Donnelly") and Lear Donnelly Overhead Systems L.L.C., a Michigan limited liability company (the "Company").

                                    RECITALS

     Donnelly and Lear Corporation ("Lear") have heretofore been the members of the Company. As of the Effective Date, Donnelly has redeemed in part its membership interest and sold its remaining interest to Lear or its affiliates pursuant to a Redemption and Purchase Agreement (the "Purchase Agreement").

     In conjunction with the closing of the Purchase Agreement, Donnelly has agreed to (a) license certain of its patents, technology and intellectual property rights to the Company and its affiliates, and (b) transfer certain patents, technology and intellectual property rights to the Company and receive a license back from the Company, consistent with the previously executed Donnelly Technology License Agreement dated November 1, 1997 (the "Prior Agreement").

     Donnelly and the Company desire to enter into this Agreement to provide for such transfers and licenses.

     NOW THEREFORE, for good and valuable consideration including the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    ARTICLE I
                                   Definitions

     1.1 "Affiliate" or "affiliate" means a Person who, with respect to any other Person directly or indirectly through one or more intermediaries controls, is controlled by or is under common control with such other Person. A person or entity shall be considered an Affiliate only so long as it continues to satisfy these criteria for an Affiliate. Each respective licensee under this Agreement shall be responsible for its Affiliates' compliance with this Agreement.

     1.2 "Company Improvements" means Improvements to the Technology licensed under the Prior Agreement which were conceived by Company personnel or by third party personnel working on the Company's behalf and owned by the Company.

     1.3 "Donnelly Affiliate" means any entity in which Donnelly has a direct or indirect ownership interest of at least 50%.

     1.4 "Electronic Components" means those electronics described on Schedule B hereto which are included within Products.

     1.5 "Group A Items" means the items identified on Group A on Schedule A hereto (except the Rail Module Serial No. 29/032,836 and the Vehicle Rail Module Exterior Surface Incorporating a Handle, Coathook and Lamp Serial No.
29,057,275). This definition includes, but is not limited to, any and all materials and technical, written and graphic information (embodied in whatever media and format) relating to Group A Items and/or processes for design, application, manufacture and/or use thereof, including, but not limited to, data, know-how, drawings, blue prints, specifications, engineering, technical and cost data, engineering and design information, testing and quality control procedures, operating techniques, processes and computer software.

     1.6 "Group B Items" means the items identified on Group B on Schedule A hereto and the Rail Module Serial No. 29/032,836 and the Vehicle Rail Module Exterior Surface Incorporating a Handle, Coathook and Lamp Serial No. 29,057,275 which are included within Group A in Schedule A hereto. This definition includes, but is not limited to, any and all materials and technical, written and graphic information (embodied in whatever media and format) relating to Group B Items and/or processes for design, application, manufacture and/or use thereof, including, but not limited to, data, know-how, drawings, blue prints, specifications, engineering, technical and cost data, engineering and design information, testing and quality control procedures, operating techniques, processes and computer software.

     1.7 "Group C Items" means the items identified on Group C on Schedule A hereto. This definition includes, but is not limited to, any and all materials and technical, written and graphic information (embodied in whatever media and format) relating to Group C Items and/or processes for design, application, manufacture and/or use thereof, including, but not limited to, data, know-how, drawings, blue prints, specifications, engineering, technical and cost data, engineering and design information, testing and quality control procedures, operating techniques, processes and computer software.

     1.8 "Intellectual Property Rights" means United States, international and foreign patents and patent applications (including United States provisional applications and all PCT patent applications), any and all patents issuing therefrom or otherwise corresponding thereto, and all divisionals, continuations, continuations-in-part, reissues, reexamination certificates and extensions thereof, describing and/or claiming Technology, and all mask works, industrial design registrations and applications for such registrations, technology, and all other proprietary rights covering or otherwise related to Technology and/or processes for manufacture and/or use of Products embodying Technology arising prior to or during the term of the Prior Agreement.

     1.9 "Improvement" means (i) any alteration, modification or enhancement to Products which improves the effectiveness, efficiency, performance or other attribute of, or related to, an Item, or any element thereof, and (ii) any new product or material which performs substantially the same function as Products, but does so through a different method or process.

     1.10 "Items" means the Group A Items, Group B Items and Group C Items collectively.

     1.11 "Jointly Developed Technology" means Technology and Intellectual Property Rights developed jointly between Donnelly and the Company, Donnelly and Lear, and/or Donnelly, Lear and the Company under the Prior Agreement.

     1.12 "Person" means an individual, firm, corporation, partnership, limited liability company, limited liability partnership, association, estate, trust, pension or profit-sharing plan, or any other entity, including any governmental entity.

     1.13 "Prior Agreement" means the Donnelly Technology License Agreement between Lear, the Company and Donnelly dated November 1, 1997.

     1.14 "Products" means automobile or truck interior overhead modular systems and components including hard trim components, harness and electrification interface to body harness, electronic value added features, interior trunk and engine compartment lighting components and assemblies, substrates and complete headliners, sun visors, overhead consoles, handles, hooks, and other miscellaneous overhead trim installed above the "belt line" of an automobile or truck, but excluding (a) mirrors and other rear vision systems and electronic and other value added features incorporated into or attached to such mirrors and rear vision systems, (b) windows, (c) sunroofs and (d) pillars which are not attached to or an integral part of the headliner.

     1.15 "Technology" shall mean technological developments principally covering or principally used in the manufacture of Products including, but not limited to, the technology described as Group A Items or Group B Items on Schedule A hereto, ideas, concepts, inventions, processes, principles of operation, formulae, patterns, drawings, prints, proposals, devices, software, compilations of related information, records, specifications and the knowhow, arising before or during the term of the Prior Agreement. Technology shall not include existing or future technological developments or intellectual property rights of Donnelly or its Affiliates relating to or concerning either (a) Electronic Components, (b) optics or lenses, or (c) bent or coated glass.

                                    ARTICLE 2
                 Transfer And Sale Of Group B Proprietary Rights

     2.1 Sale by Donnelly to the Company. Donnelly hereby agrees to assign, sell, transfer, convey and deliver to the Company its entire right, title and interest, including, but not limited to, all Intellectual Property Rights, in and to the Group B Items, free and clear of all liabilities, obligations, liens, pledges, mortgages, security interests or other encumbrances of any kind. The Group B Items shall be transferred pursuant to the Assignment Agreements attached hereto and such other assignments, agreements and documents as the Company shall reasonably require to effectuate said transfer and sale.

                                    ARTICLE 3
                                    Licenses

     3.1 License of Group A Items. Donnelly hereby grants to the Company and its Affiliates a perpetual, royalty-free, paid-up, worldwide, non-exclusive license (with the right to sublicense without any royalty obligation to Donnelly) to copy, manufacture, have manufactured, use, sell, offer to sell, create derivative works of, create Improvements to, modify, enhance, adapt, translate, disassemble, decompile, reverse engineer and distribute the Group A Items solely as incorporated within, or in association with, the design, development, manufacture, testing and sale of the Products. Donnelly retains ownership of the Group A Items.

     3.2 License of Group B Items. The Company hereby grants to Donnelly a perpetual, royalty-free, paid-up, worldwide, exclusive license, except as to the Company, Lear and each of their Affiliates, to copy, manufacture, have manufactured, use, sell, offer to sell, create derivative works of, create Improvements to, modify, enhance, adapt, translate, disassemble, decompile, reverse engineer and distribute the Group B Items solely as incorporated within, or in association with, the design, development, manufacture, testing and sale of products and materials in all fields except Products. Donnelly is prohibited from using the Group B Items or any rights granted in this license for any purpose related to the design, development, manufacture, testing and/or sale of Products. Notwithstanding the foregoing, the license to Donnelly of the Group B Items shall terminate immediately upon Donnelly ceasing to be an independent, public corporation. In such event all rights under the license of the Group B Items contained in this Article (including any sublicense to a Donnelly Affiliate) shall terminate immediately.

          3.2.1 Sublicensing of License Rights to Group B Items. Donnelly's license rights to the Group B Items are nontransferable and nonassignable by Donnelly other than to a Donnelly Affiliate; provided however that a Donnelly Affiliate shall have no right to further transfer, assign, rent, pledge, lease, sell or sublicense any of the license rights to the Group B Items.

     3.3 License of Group C Items. Donnelly, Lear and the Company have entered into a Supply Agreement of even date under which Donnelly agrees to supply mirrors and electronics to JCI-Becker or Volvo under the existing purchase order. To the extent Donnelly does not supply such mirrors or electronics, whether or not at the insistence of JCI-Becker, or Volvo, Donnelly agrees to grant to the Company and its Affiliates a royalty-free, paid-up, worldwide non-exclusive license (with the right to sublicense) to copy, manufacture, have manufactured, use, sell, offer to sell, create derivative works of, create Improvements to, modify, enhance, adapt, translate, disassemble, decompile, reverse engineer and distribute the Group C Items solely as incorporated within, or in association with, the design, development, manufacture, testing and sale of the Products to JCI- Becker or Volvo under purchase orders or contracts existing as of the Effective Date or any renewals or extensions thereof. Donnelly retains ownership of the Group C Items.

                                    ARTICLE 4
         Improvements, Jointly Developed Technology And Licenses Granted
                        Between The Company And Donnelly

     4.1 Ownership of Company Improvements and Jointly Developed Technology. The Company owns all rights, title and interest, including, but not limited to, all Intellectual Property rights in and to all Company Improvements and Jointly Developed Technology.

     4.2 License Grant of Company Improvements and Jointly Developed Technology. The Company hereby grants and agrees to grant to Donnelly, a royalty-free, paid-up, worldwide, non-exclusive, non-transferrable license of Company Improvements and Jointly Developed Technology in accordance with, and subject to all of the terms of, the license granted to Donnelly in Article 3.2.

     4.3 Ownership of Donnelly Improvements. Donnelly owns all rights, title and interest, including, but not limited to Intellectual Property Rights in and to all Donnelly Improvements.

     4.4 License Grant of Technology. Donnelly hereby grants and agrees to grant to the Company, a royalty-free, paid-up, worldwide, non-exclusive, non-transferable license of the Technology in accordance with, and subject to all of the terms of, the license granted to Company in Articles 3.1 and 3.3 respectively.

                                    ARTICLE 5
                                 Confidentiality

     5.1 Confidentiality. Under the Prior Agreement, Donnelly and the Company had access to information that the other considered to be confidential and/or a trade secret. This information included, but was not limited to, technical know-how, technical specifications, software code, manners of conducting business and operations, strategic business plans, systems, results of testing, financial information, product information, concepts, compilations of data, and customer, vendor and third-party information ("Confidential Information"). Each party shall use the other's Confidential Information only in relation to its obligation under this Agreement. Each party shall maintain the confidentiality of all Confidential Information and shall protect the confidentiality of the Confidential Information in the same manner which it protects its own information of like kind, but in no event shall either party take less than reasonable precautions to prevent the unauthorized disclosure of the Confidential Information. Each party is permitted to disclose Confidential Information to its employees and authorized subcontractors on a need to know basis only, provided that all such employees and subcontractors have written confidentiality obligations to that party. Each party shall be responsible for, and shall indemnify and hold the other party harmless against any damages arising from, any unauthorized disclosure of Confidential Information. These confidentiality provisions do not apply to information that is entirely in the public domain; was known to either party prior to access to the information; received lawfully from a third party through no breach of any obligation of confidentiality owed to the other party; is created by that party's employees independently of the other party's Confidential Information, or any information at all following a period of ten (10) years from the date of its receipt.

                                    ARTICLE 6
                  Warranties/Termination of Existing Agreement

     6.1 Donnelly Warranty. Donnelly represents and warrants that except with respect to the Prince License (as defined below) and with respect to Patent No. 5,791,772, which is titled in Chrysler Corporation but should be jointly titled in Donnelly and Chrysler Corporation to its knowledge (i) the Items are free and clear of all liens and claims and (ii) the Items do not infringe upon the proprietary rights of any third parties nor have any claims of infringement been made. The Prince License means the Limited License Agreement between Prince Corporation and Donnelly dated March 9, 1998.

     6.2 Termination of the Prior Agreement. This Agreement supersedes the Prior Agreement. The Prior Agreement is null and void as of the Effective Date.

     6.3 No Other Rights. Except as expressly set forth in this Agreement, Donnelly has no rights of any kind whatsoever in any of the Company's Intellectual Property Rights or technology including but not limited to, any rights acquired or to be acquired by the Company under the Lear Technology License Agreement dated November 1, 1997.

                                    ARTICLE 7
                                  Construction

     7.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without giving effect to any applicable principles of conflicts of laws.

     7.2 Notices. All notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when delivered
(i) in person, (ii) to the extent receipt is confirmed, by telecopy, facsimile or other electronic transmission service, (iii) by a nationally recognized overnight courier service, or (iv) by registered or certified mail (postage prepaid return receipt requested), to the parties at the following addresses:

              To Donnelly:              Donnelly Corporation
                                        49 W. Third St.
                                        Holland, Michigan 49423
                                        Attention: CFO
                                        Telecopy No. (616) 786-5606

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

              To the Company: c/o       Lear Corporation
                                        21557 Telegraph Road
                                        Southfield, MI 48034
                                        Attention: Vice President and
                                                   General Counsel
                                        Telecopy No. (248) 447-1677

     7.3 Severability. If any provision of this Agreement shall be conclusively determined by a court of competent jurisdiction to be invalid or unenforceable to any extent, the remainder of this Agreement shall not be affected thereby.

     7.4 Binding Effect. Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the parties, their respective successors, legal representatives and permitted assigns.

     7.5 No Third Party Rights. This Agreement is intended to create enforceable rights between the parties hereto and their successors and assigns only, and creates no rights in, or obligations to, any other Persons whatsoever.

     7.6 Amendments. This Agreement may not be amended except by written agreement executed by duly authorized officers of the parties hereto.

     7.7 Entire Agreement; Section Headings. This Agreement constitutes the entire agreement among the parties hereto relating to the subject matter hereof and supersedes all prior agreements, understandings, and arrangements, oral or written, among the parties with respect to the subject matter hereof. The Section headings in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     7.8 Assignment. Except as otherwise specifically provided in this Section, neither this Agreement nor any rights or obligations hereunder shall be assignable or be delegated directly or indirectly by any party hereto to a third party without the prior written consent of all the parties to this Agreement. In addition, the licenses contained in this Agreement may not be assigned by operation of law by any party hereto pursuant to a merger, acquisition, sale of substantially all of its assets or other corporate restructuring. This Agreement and any and all of the rights, interests, licenses or obligations hereunder may be assigned by the Company to Lear and its affiliates without the consent of Donnelly.

     7.9 Waiver. Any waiver of a provision of this Agreement or of a party's right or remedy under this Agreement must be in writing, signed by that party, to be effective. Failure, neglect, or delay by a party to enforce the provisions of this Agreement or its rights or remedies at any time, will not be deemed a waiver of such party's rights or remedies and will not affect the validity of this Agreement, or part thereof, or prejudice such party's right to take subsequent actions.

     7.10 Surviving Provisions. All provisions of this Agreement relating to confidentiality, ownership, limitations of liability and any other subject that would, by its nature, be deemed to survive termination of this Agreement, shall survive the termination of this Agreement.

     7.11 Relationship of Parties. The relationship between Donnelly and the Company is that of independent contract. Nothing in this Agreement shall be construed as creating a relationship of joint venturers, partners, employer-employee, or agent. Neither party has the authority to create any obligations for the other, or to bind the other to any representation or document.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                   DONNELLY CORPORATION


                                   By: _______________________________________

                                   Its: _______________________________________



                                   LEAR DONNELLY OVERHEAD SYSTEMS, LLC


                                   By: _______________________________________

                                   Its: _______________________________________

                                   ASSIGNMENT


     WHEREAS, DONNELLY CORPORATION ("Assignor"), whose full post office address is 49 W. Third Street, Holland, Michigan 49423, United States of America, is the owner of the U.S. Patents and Applications listed in the attached Addendum.

     AND WHEREAS, LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., whose full post office address is 21557 Telegraph Road, Southfield, Michigan 48034, United States of America, is desirous of acquiring the entire right, title and interest in the said Letters Patents and Applications.

     NOW, THEREFORE, for good and valuable consideration, the receipt of which is hereby acknowledged, the aforesaid DONNELLY CORPORATION does hereby sell and assign to the aforesaid LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., its entire right, title and interest in and to the above-mentioned United States Letters Patents and Applications, the same to be held and enjoyed by the aforesaid LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., to the full end of the term for which any such Letters Patent or issued Application is granted as fully and entirely as the same could have been enjoyed by the aforesaid DONNELLY CORPORATION if this Assignment and sale had not been made, including the right to sue for past infringements; and hereby requests the Commissioner of Patents to issue the said Letters Patent to the aforesaid LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., in accordance with this Assignment.


                                          DONNELLY CORPORATION

                                          By:__________________________________

                                          Position:____________________________

                                          Date:________________________________

                                    ADDENDUM


                                 Issued Patents
                                 --------------
                                  Des. 403,998
                                    5,662,375
                                    5,688,022
                                    5,791,772


                              Pending Applications
                              --------------------
                                   08/349,031
                                   08/312,820
                                   08/804,354
                                   29/059,275

                              ASSIGNMENT AGREEMENT

1. Parties; Effective Date. This Assignment Agreement ("Assignment") is between Donnelly Corporation ("Assignor") and Lear Donnelly Overhead Systems, L.L.C. (the "Assignee") and is made pursuant to the terms of the Technology Transfer And License Agreement between the parties dated September __, 1999 (the "Agreement"). This Assignment is effective as of September __, 1999.

2. Terms of Agreement. Unless otherwise specified in this Assignment, the terms of the Agreement shall apply to and are incorporated into this Assignment and all capitalized terms in this Assignment shall have the meanings ascribed to them in the Agreement. The terms of this Assignment shall govern any conflicts or inconsistencies with the terms of the Agreement.

3. Assigned Materials. Assignor owns the rights to the materials and items which are set forth on Exhibit A to this Assignment ("Group B Items"), which consist of (i) those items described in Group B on Schedule A to the Agreement and (ii) U.S. Design Patent No. 403,498 (Serial No. 29/032,806) entitled "Rail Module" and U.S. Patent application Serial No. 29/057,275 entitled "Vehicle Rail Module Exterior Surface Incorporating a Handle, Coathook and Lamp" which are included in Group A on Schedule A. For the purposes of this Assignment, Assigned Materials includes (a) all Group B Items; (b) any and all materials and technical, written and graphic information (embodied in whatever media and format) relating to Group B Items and/or processes for design, application, manufacture and/or use thereof; and (c) data, know-how, drawings, blue prints, specifications, engineering, technical and cost data, engineering and design information, testing and quality control procedures, operating techniques, processes and computer software (object code and source code versions) with respect to Group B Items.

4.        Assignment.  For good and  valuable  consideration,  the  receipt  and sufficiency of which is acknowledged by the signing of this Assignment, Assignor hereby assigns, sells, transfers, conveys and delivers to Assignee its entire right, title and interest, including, but not limited to, all Intellectual Property Rights, in and to the Assigned Materials, free and clear of all liabilities, obligations, liens, pledges, mortgages, security interests or other encumbrances of any kind.

5. Assistance. Assignor agrees to provide, at no additional cost, its best efforts to assist as required by Assignee to perfect its interests in the Assigned Materials, such as cooperation with Assignee's attorneys in the preparation of applications for copyright protection or patent protection of the Assigned Materials.


________________________________________________________________________________

Assignor _________________                             Assignee ________________

Made and executed by Assignor in favor of Assignee this ____ day of September, 1999.

Donnelly Corporation

By: _______________________________________
             (signature)
Name: _____________________________________
             (signature)
Title: ____________________________________

STATE OF MICHIGAN           )
                            ) SS.
COUNTY OF                   )

     On this __ day of September, 1999, before me, a Notary Public in and for said County and State, personally appeared ____________, who, being duly sworn, deposes and says that he is the _____________ of Assignor Corporation, the corporation described in the above Assignment and that he executed the above assignment as a free act on behalf and with full authority of Assignor Corporation.

                                         _________________________________
                                         NOTARY PUBLIC



Assignor _____________                                   Assignee ______________

                                  Exhibit 4.10

                       DONNELLY AMENDED NONCOMPETITION AND
                           NON-SOLICITATION AGREEMENT


     THIS AMENDED NONCOMPETITION AND NON-SOLICITATION AGREEMENT ("Agreement") is dated as of ___________, 1999 by and among LEAR CORPORATION, a Delaware corporation ("Lear"), DONNELLY CORPORATION, a Michigan corporation ("Donnelly") and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company ("Company"). Capitalized terms not otherwise defined herein shall have the meaning set forth in the Purchase Agreement (as defined below).


                                    RECITALS

     Lear, Donnelly and the Company are parties to a Redemption and Purchase Agreement dated _______, 1999 (the "Purchase Agreement") whereunder Donnelly's member interest in the Company was terminated. Pursuant to, and in consideration of Lear and the Company entering into the Purchase Agreement, Donnelly has agreed to enter into this Agreement.

     NOW, THEREFORE, in consideration of the promises and of the mutual covenants, agreements and understandings contained herein and in the Purchase Agreement, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

     1. Covenants.

          (a) Unauthorized Disclosure. Donnelly acknowledges that given Donnelly's past relationship with the Company, Donnelly has transferred certain information to the Company and/or Lear, and has been exposed to and has received information relating to the confidential affairs of the Company, including, without limitation, business and marketing plans, strategies, customer information, other information concerning the Company's products, promotions, development, financing, expansion plans, and other forms of information considered by the Company to be confidential and in the nature of trade secrets (collectively, the "Confidential Information"). The term Confidential Information shall include, without limitation, information relating to the Company's manuals, procedures, Products, designs, technology, practices, pricing, and methods of designing, engineering, testing and manufacturing Products except technology know-how, and other intellectual property rights licensed by Donnelly to the Company. Donnelly agrees that, during the Term and thereafter, it will keep all Confidential Information strictly confidential; during the Term and thereafter it will not use any Confidential Information except pursuant to the Purchase Agreement and the Ancillary Documents dated the date hereof between Donnelly, Lear and the Company; and during the Term and thereafter it will not disclose any Confidential Information, either directly or indirectly, to any Person without the prior written consent of Lear. This confidentiality covenant has no time, geographical or territorial restriction. Upon termination of this Agreement, Donnelly will promptly deliver to Lear, or at Donnelly's option destroy, all notes, memoranda, writings, lists, files, reports, customer lists, correspondence, tapes, disks, cards, maps, logs, data, drawings or any other tangible product or document that has been produced by, received by or otherwise submitted to Donnelly during or prior to the Term which constitutes or embodies Confidential Information of the Company, except for such items which Donnelly must retain for warranty, insurance, legal or accounting purposes, which retained items shall be marked by Donnelly as confidential.

          (b) Noncompetition. Except as provided on Exhibit A, Donnelly agrees that it will not during the Term, directly or indirectly (including, without limitation, through an Affiliate), be or become, own, manage, operate, finance, advise or counsel, consult with, control, or participate in the ownership, management, operation or control of, or be connected in any other manner including, without limitation, being a stockholder
     (excepting  less than 1%  stockholdings  for  investment  purposes  only in securities of publicly held and traded companies), member, partner or investor in, any Competing Enterprise. Competing Enterprise means any Person engaged in a business or operation anywhere in the world (collectively, the "Territory") which is directly or indirectly in the business of designing, engineering, manufacturing, selling, marketing and/or servicing of Products. Donnelly acknowledges and agrees that the agreements contained in this Section l(b) are reasonable and necessary to protect the legitimate business interests of Lear and the Company and are legal, valid and binding obligations of Donnelly enforceable to the fullest extent permitted by applicable law.

          (c) Non-Solicitation. Donnelly agrees that, during the Term, it will not in any way, directly or indirectly (including, without limitation, through an Affiliate), solicit for employment or endeavor to entice away from the Company or Lear, any Person who is an employee or full time consultant of the Company or Lear, other than Persons whose employment with the Company or Lear shall have been terminated by the Company or Lear, as the case may be, prior to the date of solicitation; provided, however, this Section l(c) shall not prevent Donnelly from employing any such Person who contacts Donnelly on his or her own initiative without any direct or indirect solicitation by, or encouragement from, Donnelly; provided further, that this Section l(c) shall not be deemed to prohibit any general solicitations of employment not specifically directed at particular employees of the Company or Lear; provided further, that this Section 1(c) shall not prevent Donnelly from soliciting for employment (i) Eurotrim employees who make mirrors, (ii) Donnelly hired Eurotrim employees, or
     (iii) Holland Facility employees.

          (d) Remedies. Donnelly and Lear agree that any breach of the terms of this Agreement would result in irreparable injury and damage to the Company and/or Lear for which the Company and/or Lear would have no adequate remedy at law; therefore, Donnelly also agrees that in the event of any such breach, the Company and/or Lear shall be entitled to an immediate injunction and restraining order to prevent such breach by Donnelly (including any and all Persons acting for or with it) without having to prove actual damages or post a bond or other security, and to recover all costs and expenses incurred by the Company, including reasonable attorneys' fees and costs, in addition to any other remedies to which the Company and/or Lear may be entitled at law or in equity. The terms of this Section l(d) shall not be construed as an election of remedies nor prevent the Company and/or Lear from pursuing any other available remedies for any breach hereof, including, without limitation, the recovery of damages. Donnelly and Lear further agree that the provisions of the covenants set forth in this Section 1 are reasonable and valid. Should a court of competent jurisdiction or arbitration tribunal determine, however, that any provision of any of such covenants is unreasonable, either in period of time, scope, geographical area or otherwise, the parties hereto agree that the covenant shall be interpreted and/or reformed and be enforced to the maximum extent that such court or arbitration tribunal deems reasonable.

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

          (b) Advice of Counsel. Donnelly acknowledges that it has been represented in connection with this Agreement by competent legal counsel of its choice and that it is fully informed of all legal and practical implications of the covenants entered into by it. Donnelly has entered into this Agreement freely and without any undue influence or coercion by Lear or any other Person.

     3. Term. The term of this Agreement (the "Term") shall begin on the date hereof and end on the date two (2) years after the date hereof; provided, however, in the event of any breach by Donnelly of the provisions of Section l(b) hereof, the Term shall be extended with respect to the covenants contained in Section l(b) for such period as such breach continues.

     4. Termination of Agreement. This Agreement shall terminate at the end of the Term except with respect to any breach of this Agreement that shall have occurred prior to such termination and with respect to any provisions of this Agreement which by their terms expressly continue in effect beyond the expiration of the Term. The existence of any claim or cause of action by Donnelly against Lear or the Company, whether predicated on this Agreement, the Purchase Agreement or otherwise, shall not constitute a defense to the enforcement by Lear and/or the Company of the covenants and agreements contained in Section I hereof.

     5. Effectiveness. This Agreement shall become effective as of the date of this Agreement.

     6. Termination of Existing Agreement. The Donnelly Noncompetition and Non-solicitation Agreement dated November 1, 1997 is canceled effective as of the date hereof and is of no further force or effect.

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

         If to Donnelly:           Donnelly Corporation
                                   49 W. Third Street
                                   Holland, Michigan 49423
                                   Attention: CFO
                                   Telecopy No. (616) 786-5606

         With a copy to:           Daniel C. Molhoek, Esq.
                                   Varnum, Riddering, Schmidt & Howlett LLP
                                   Bridgewater Place
                                   Grand Rapids, MI 49501-0352
                                   Telecopy No. (616) 336-7000

         If to Lear or
         the Company:              Lear Corporation
                                   21557 Telegraph Road
                                   Southfield, Michigan 48034
                                   Attention: Vice President and General Counsel
                                   Telecopy No. (248) 746-1677.


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

     9. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by duly authorized officers of Donnelly, and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representation, oral or written, express or implied, with respect to the subject matter hereof has been made by either party which is not expressly set forth in this Agreement.

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

          (d) "Products" means automobile or truck interior overhead modular systems and components including hard trim components, harness and electrification interface to body harness, electronic value added feature, interior trunk and engine compartment lighting components and assemblies, substrates and complete headliners, sun visors, overhead consoles, handles, hooks, and other miscellaneous overhead trim installed above the "belt line" of an automobile or truck, but excluding
     (a) mirrors and other rear vision systems and electronic and other value added features incorporated into or attached to such mirrors and rear vision systems, (b) windows, (c) sunroofs and (d) pillars which are not attached to or an integral part of the headliner.

     14. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan without reference to the principles of conflict of laws.

     15. Arbitration. Any dispute, controversy or claim (hereinafter "Dispute") between the parties of any kind or nature whatsoever, arising under or relating to this Agreement whether arising in. contract, tort or otherwise, shall be resolved according to the following procedure. The parties agree that if a Dispute arises under this Agreement which is not resolved by good faith negotiation, then such Dispute, upon 30 days' prior written notice from one party to the other of its intent to arbitrate (an "Arbitration Notice"), shall be submitted to and settled exclusively by final and binding arbitration; provided, however, that nothing contained herein shall preclude any party hereto from seeking or obtaining from a court of competent jurisdiction (a) injunctive relief, or (b) equitable or other judicial relief to specifically enforce the provisions hereof or to preserve the status quo pending resolution of disputes hereunder. The parties specifically acknowledge and agree that the provisions of
Section 1 of this Agreement shall be specifically enforced by a court of competent jurisdiction and that any claim for damages under this Agreement, although arising out of the same facts and circumstances, shall nonetheless be resolved through arbitration hereunder. Such arbitration shall be conducted in accordance with Michigan law and the Commercial Arbitration Rules of the American Arbitration Association existing at the time of submission by one arbitrator. The Members shall attempt to agree upon an arbitrator. If one cannot be agreed upon, the Member which did not give the Arbitration Notice may request the Chief Judge of the United States District Court for the Eastern District of Michigan or the Chief Judge of the United States District Court for the Western District of Michigan to appoint an arbitrator. If an arbitrator so selected becomes unable to serve, his or her successor shall be similarly selected or appointed. All arbitration hearings shall be conducted on an expedited schedule, and all proceedings shall be confidential. Either party may at its expense make a stenographic record thereof. The arbitrator shall apportion all costs and expenses of arbitration (including the arbitrator's fees and expenses, the reasonable fees and expenses of experts, and the fees and expenses of counsel to the parties), between the prevailing and non-prevailing party as the arbitrator deems fair and reasonable. Any arbitration award shall be binding and enforceable against the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. The arbitration will take place at Southfield, Michigan or Grand Rapids, Michigan at the election of the Member not giving the Arbitration Notice.

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

                                LEAR CORPORATION

                                By:________________________________________
                                Its:_______________________________________



                                DONNELLY CORPORATION


                                By:_______________________________________
                                Its:______________________________________



                                LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.


                                By:_______________________________________
                                Its:______________________________________

                                    EXHIBIT A


     Donnelly shall be permitted to design, manufacture and sell electronics, lenses and optics, and flat and curved coated glass for displays, to Persons other than the Company, even if such electronics constitute or are part of products. [OPEN ISSUE]

                                  Exhibit 4.12

                      TERMINATION AND ASSIGNMENT AGREEMENT

     This Agreement (the "Agreement") dated as of September ___, 1999, by and between Donnelly Corporation, a Michigan corporation ("Donnelly"), Lear Corporation, a Delaware corporation ("Lear"), Empetek autodily, s.r.o., a corporation organized and existing under the laws of the Czech Republic ("Empetek"), Donnelly Eurotrim Limited, a corporation organized and existing under the laws of the Republic of Ireland ("Eurotrim") and Lear Donnelly Overhead Systems, L.L.C., a Michigan limited liability company (the "Company"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Purchase Agreement (defined below).

                                    RECITALS

     Donnelly, the Company and Lear are parties to a Redemption and Purchase Agreement dated the date hereof (the "Purchase Agreement"). This Agreement is entered into pursuant to Section 4.12 of the Purchase Agreement.

     NOW, THEREFORE, the parties intending to be legally bound, agree as follows:


     1. Termination Agreements. Effective immediately, the following agreements between the parties are null and void and of no further force and effect:
Purchase and Supply Agreement, Donnelly Leased Worker Agreement, Services Agreement, Labor Matters Side Letter, Side Letter concerning DML Sublease at Eurotrim Facility and Transfer Agreement, all dated November 1, 1997. In addition, all Donnelly's rights and obligations under the Operating Agreement of Lear Donnelly Overhead Systems, L.L.C., dated November 1, 1997 are hereby terminated.

     2. Assignment. Donnelly on behalf of itself and its Affiliates, hereby sells, transfers and delivers to the Company, its successors and assigns, its entire right, title and interest in and to the contracts, purchase orders and agreements listed on Exhibit A hereto ("Assigned Contracts"), including purchase orders and accounts receivable for and rights of collection with respect to tooling. Notwithstanding the preceding sentence, the purchase orders from Volvo or JCI-Becker to Donnelly Mirrors Limited listed on Exhibit B hereto are assigned by Donnelly to the Company only with respect to the Console and only after approval from Volvo or JCI-Becker, which approval Donnelly agrees to request forthwith. This assignment excludes accounts receivable with respect to shipments of Product by Donnelly prior to the date hereof.

     3. Non-Assigned Contracts. Attached hereto on Exhibit C is a list of contracts or purchase orders to which Donnelly or its Affiliates are parties and relating to the Business but because of customer requirements, patent licenses or other reasons cannot be assigned to the Company (the "Non-Assigned
Contracts"). Donnelly hereby subcontracts to the Company all of Donnelly's manufacturing obligations under the Non-Assigned Contracts at the same prices

Donnelly receives from the customers. Donnelly will pay the Company for such Products within two (2) business days after Donnelly receives payment from the customer for such Products. The Company agrees to pay Donnelly for all reasonable costs, if any, incurred by Donnelly in connection with such sale or subcontract and agrees to indemnify and hold harmless Donnelly and its Affiliates, as the case may be, from all claims or obligations assumed by the Company with respect to the Non-Assigned Contracts. The Company will have all sales, customer and program management responsibility. Donnelly's only responsibility with respect to the sale of Products will be to invoice the customer and to pay the Company for purchased Products when Donnelly receives payment from the customer.

     4. Customer Payments. During a transition period invoicing for Products under Assigned Contracts will be processed by Donnelly using its own customer or product codes. With respect to any payments received by Donnelly and which belong to the Company under contracts and purchase orders assigned by Donnelly and its affiliates to the Company, Donnelly agrees to remit such payments to the Company within seven (7) days of receipt thereof. If such payments are not received within said seven (7) day period, Donnelly shall pay interest on the amount due at the rate of 10% per annum. The Company shall hold Donnelly and its affiliates harmless, as the case may be, from all claims or obligations which arise by processing invoices through Donnelly's system other than claims arising from the negligence or wrongful acts of Donnelly..

     5. Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns, but no rights, interests or obligations of either party may be assigned without the prior written consent of the other party, which consent shall not be unreasonably withheld or delayed. Notwithstanding the foregoing, the Company may assign all or any part of this Agreement and of the Company's rights, interests or obligations hereunder to one or more of its affiliates (provided that no such assignment shall relieve the Company of any of its obligations hereunder).

     6. Entire Agreement. This Agreement represents the entire agreement and understanding between the parties with respect to the transactions contemplated herein and shall supersede all prior agreements, understandings, arrangements, covenants, representations, or warranties, written or oral, of any party dealing with the subject matter hereof.

     7. Headings. The headings contained in this Agreement are inserted for convenience only and shall not be deemed to constitute a part hereof.

     8. Counterparts. More than one counterpart of this Agreement may be executed by the parties, and each fully-executed counterpart shall be deemed an original, but all of which, together shall constitute one and the same instrument. All signatures of the parties to this Agreement may be transmitted by facsimile, and such facsimile will for all purposes be deemed to be the original signature of the person whose signature it reproduces and will be binding upon the party on whose behalf that person signed.

     9. Governing Law. All questions concerning the construction, validity and interpretation of this Agreement shall be governed by the internal laws of the State of Michigan, without giving effect to its principles of conflict of laws.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized officers as of the day and year first above written.

                             DONNELLY CORPORATION
                             a Michigan corporation,

                             By: _____________________________________

                                 Its: _____________________________

                             LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.,
                             a Michigan limited liability company

                             By: _____________________________________

                                 Its: _____________________________

                             LEAR CORPORATION,
                             a Delaware corporation

                             By: _____________________________________

                                  Its: _____________________________

                             EMPETEK autodily s.r.o.

                             By: _____________________________________

                                  Its: _____________________________

                             DONNELLY EUROTRIM LIMITED

                             By: _____________________________________

                                  Its: ____________________________

                                  SCHEDULE 4.11


         Nissan HS 124 extendable visor.

                                  Exhibit 4.13

                               AEROPLEX AGREEMENT


     THIS AGREEMENT (the "Agreement") dated as of _____, 1999, by and between DONNELLY CORPORATION, a Michigan corporation ("Donnelly") and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company (the "Company").


                                    RECITALS:


     A. On the date hereof, Donnelly divested itself of its member interest in the Company pursuant to a Redemption and Purchase Agreement dated the date hereof.

     B. A dispute exists between Donnelly, the Company and Aeroplex s.a. de c.v. ("Aeroplex") under which Aeroplex alleges the existence of a contract or contracts relating to the supply of automotive visors, including and perhaps based upon a letter of intent between Donnelly and Aeroplex dated on or about October 14, 1996 (the "Disputed Contract"). Pursuant to the Amended and Restated Transfer Agreement dated October 31, 1997, Donnelly's then existing letter of intent with Aeroplex was assigned to the Company.

     C. Donnelly and the Company have agreed that the responsibility for the settlement of the Disputed Contract and payment of obligations thereunder, if any, shall be governed by this Agreement.

     NOW, THEREFORE, the parties intending to be legally bound, agree as follows:

     1. Obligations of the Company.

          (a) The Company shall have the obligation to defend and/or settle any claims made by Aeroplex under or in connection with the Disputed Contract. Except as provided in paragraphs 2 or 4, the Company shall have sole control over the defense or settlement of any claim by Aeroplex under the Disputed Contract.

          (b) The Company shall be solely responsible to pay all Aeroplex losses, damages, liabilities and claims ("Losses") arising out of or based upon the Disputed Contract up to a maximum of $1 million dollars. A copy of the above reference letter of intent is attached hereto as Exhibit A.


          (c) The Company shall indemnify and hold harmless Donnelly from and against any and all Losses, up to a maximum of $1 million dollars arising out of or based upon the Disputed Contract.

     2. Joint Obligations of the Company and Donnelly. The Company and Donnelly shall be jointly responsible to pay all Aeroplex Losses arising out of or based upon the Disputed Contract to the extent such Losses net of any proceeds from the sale of any equipment exceed $1 million dollars in the aggregate. The Company shall obtain the prior written approval of Donnelly before entering into a settlement of any claim where the settlement amount exceeds $1 million dollars (with such approval not to be unreasonably withheld).

     3. Cooperation. Donnelly covenants and agrees that it shall fully cooperate with the Company as the Company deems necessary or appropriate to defend and settle claims made by Aeroplex under or in connection with the Disputed
Contract, including, without limiting the generality of the foregoing, authorizing Donnelly's employees and agents to provide the Company, at Donnelly's expense, with such records, documents and information in the possession of or under the control of Donnelly and with such other reasonable assistance as the Company may require.

     4. Rights of Donnelly to Participate In Defense of Claims. Donnelly shall be entitled to participate in the defense of Aeroplex claims made under or in connection with the Disputed Contract and to employ counsel at its own expense to assist in the handling of such claims.

     5. Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns, but no rights, interests or obligations of either party may be assigned without the prior written consent of the other party, which consent shall not be unreasonably withheld or delayed. Notwithstanding the foregoing, the Company may assign all or any part of this Agreement and of the Company's rights, interests or obligations hereunder to one or more of its affiliates (provided that no such assignment shall relieve the Company of any of its obligations hereunder).

     6. Entire Agreement. This Agreement represents the entire agreement and understanding between the parties with respect to the transactions contemplated herein and shall supersede all prior agreements, understandings, arrangements, covenants, representations, or warranties, written or oral, of any party dealing with the subject matter hereof.

     7. Headings. The headings contained in this Agreement are inserted for convenience only and shall not be deemed to constitute a part hereof.

     8. Counterparts. More than one counterpart of this Agreement may be executed by the parties, and each fully-executed counterpart shall be deemed an original, but all of which, together shall constitute one and the same instrument. All signatures of the parties to this Agreement may be transmitted by facsimile, and such facsimile will for all purposes be deemed to be the original signature of the person whose signature it reproduces and will be binding upon the party on whose behalf that person signed.

     9. Governing Law. All questions concerning the construction, validity and interpretation of this Agreement shall be governed by the internal laws of the State of Michigan, without giving effect to its principles of conflict of laws.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized officers as of the day and year first above written.

                              DONNELLY CORPORATION
                              a Michigan corporation,


                              By: _____________________________________

                              Its: ____________________________________



                              LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.,
                              a Michigan limited liability company


                              By: _____________________________________

                              Its: ____________________________________

Dated: ____________, 1999

                               MUTUAL RELEASE AND
                                WAIVER OF CLAIMS


     This Mutual Release and Waiver of Claims ("Release") dated as of _____, 1999, by and between AEROPLEX s.a. de c.v. ("Aeroplex"), DONNELLY CORPORATION, a Michigan corporation ("Donnelly"), LEAR CORPORATION, a Delaware corporation ("Lear"), and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company ("LDOS").

                                    RECITALS

     Donnelly and Aeroplex are parties to a certain letter of intent dated on or about October 14, 1996 (the "Letter of Intent"). LDOS and Lear are or may become successors in interest to Donnelly with respect to the Letter of Intent. Aeroplex has asserted other claims against Donnelly, LDOS and Lear related to manufacture, purchase and supply of certain visors ("Claims"). The parties have agreed to execute and deliver this Release of all rights and claims they have or may have against each other in connection with the Letter of Intent and Claims as of the date of this Release (the "Effective Date").

     NOW, THEREFORE, in consideration of the payment of $750,000.00 to Aeroplex and the promises and the mutual covenants, agreements and understandings contained herein, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

1.   Mutual Releases and Waiver of Claims through the Effective Date

          (a)  Donnelly,  LDOS and Lear and  their  respective  successors,  and assigns (the "Donnelly/Lear Releasors") hereby absolutely and unconditionally, expressly remise, release, acquit and forever discharge Aeroplex and its, successors, and assigns and its directors, officers and agents, (all of which are hereafter referred to both individually and collectively as the "Aeroplex Releasees"), from any and all claims, actions, causes of action, contribution, indemnification, demands, liabilities, debts, amounts, contracts, agreements, covenants, damages, costs, fees, losses, expenses, suits, and controversies of every conceivable kind, character and nature whatsoever, in law or equity, which, as of the Effective Date, the Donnelly/Lear Releasors now have or have had, whether now known or unknown, which could be asserted by any of the Donnelly/Lear Releasors against the Aeroplex Releasees with respect to the Letter of Intent, the Claims or any matters related thereto.

          (b) Aeroplex and its successors, assigns (the "Aeroplex Releasors") hereby absolutely and unconditionally, expressly remise, release, acquit and forever discharge Donnelly, LDOS and Lear and their respective successors, and assigns, and their directors, officers and agents, (all of which are hereafter referred to both individually and collectively as the "Donnelly/Lear Releasees"), from any and all claims, actions, causes of action, contribution, indemnification, demands, liabilities, debts, amounts, contracts, agreements, covenants, damages, costs, fees, losses, expenses, suits, and controversies of every conceivable kind, character and nature whatsoever, in law or equity, which, as of the Effective Date the Aeroplex Releasors now have or have had, whether now known or unknown, which could be asserted by any of the Aeroplex Releasors against the Donnelly/Lear Releasees with respect to the Letter of Intent, the Claims or any matters related thereto.

          (c) LDOS and Lear and their respective successors, and assigns, (the "LDOS and Lear Releasors") hereby absolutely and unconditionally, expressly remise, release, acquit and forever discharge Donnelly and its, successors, and assigns and its directors officers and agents (all of which are hereafter referred to both individually and collectively as the "Donnelly Releasees"), from any and all claims, actions, causes of action, contribution, indemnification, demands, liabilities, debts, amounts, contracts, agreements, covenants, damages, costs, fees, losses, expenses, suits, and controversies of every conceivable kind, character and nature whatsoever, in law or equity, which, as of the Effective Date, LDOS and Lear Releasors now have or have had, whether now known or unknown, which could be asserted by any of the LDOS and Lear Releasors against the Donnelly Releasees with respect to the Letter of Intent, the Claims or any matters related thereto.

          (d) Donnelly and its successors, assigns, (the "Donnelly Releasors") hereby absolutely and unconditionally, expressly remise, release, acquit and forever discharge LDOS and Lear and their respective successors, and assigns and their directors officers and agents (all of which are hereafter referred to both individually and collectively as the "LDOS and Lear Releasees"), from any and all claims, actions, causes of action, contribution, indemnification, demands, liabilities, debts, amounts, contracts, agreements, covenants, damages, costs, fees, losses, expenses, suits, and controversies of every conceivable kind, character and nature whatsoever, in law or equity, which, as of the Effective Date, the Donnelly Releasors now have or have had, whether now known or unknown, which could be asserted by any of the Donnelly Releasors against the LDOS and Lear Releasees with respect to the Letter of Intent, the Claims or any matters related thereto.

2.   Tooling

     Aeropolex agrees to hold and maintain any tooling belonging to Nissan, Mercedes-Benz, Lear, Donnelly or LDOS. Aeroplex further agrees to immediately comply with any instructions from Lear or LDOS with respect to the return or disposition of the tooling.

3.   Entire Agreement

     This Release (a) constitutes the entire agreement between the parties hereto with respect to the subject matter hereof, (b) supersedes all prior or contemporaneous negotiations and oral or written understandings, agreements and commitments, if any, and (c) may not be amended or supplemented except by an instrument in writing signed by both parties hereto.

4.   Governing Law

     This Release shall be governed by and construed in accordance with the substantive laws of the State of Michigan without giving effect to any applicable principles of conflicts of law.

5.   Counterparts

     This Release may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     Witness the due execution of this Release hereof as of the date first above written.

                              AEROPLEX s.a. de c.v.

                              By:____________________________________
                              Its:___________________________________



                              DONNELLY CORPORATION,
                              a Michigan corporation

                              By:____________________________________
                              Its:___________________________________




                              LEAR CORPORATION,
                              a Delaware corporation


                              By:____________________________________
                              Its:___________________________________




                              LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.,
                              a Michigan limited liability company


                              By:____________________________________
                              Its:___________________________________

                                  Exhibit 4.15

                               GENERAL ASSIGNMENT

     This General Assignment (this "Assignment") is made and delivered as of ___________, 1999, by and between DONNELLY CORPORATION, a Michigan corporation ("Donnelly") pursuant to the REDEMPTION and PURCHASE AGREEMENT (the "Purchase Agreement") among DONNELLY, LEAR CORPORATION, and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C. (the "Company"). All capitalized terms used but not defined in this Assignment will have the meaning ascribed to them in the Purchase Agreement, unless the context requires otherwise.

     NOW, THEREFORE, pursuant to the Purchase Agreement, and for good and valuable consideration, the receipt and sufficiency is hereby acknowledged, Donnelly on behalf of itself and its Affiliates hereby assign to the Company all of its and their right, title and interest in and to the Company's Operating Agreement dated November 1, 1997 and the Amended And Restated Transfer Agreement dated October 31, 1997.

     Donnelly covenants that it will do, execute and deliver, or will cause to be done, executed and delivered, all further acts, transfers, assignments, other conveyances, powers of attorney and assurances, to better assure, convey and confirm the assignment as contemplated by this Assignment.

     Signed as of the date first written above.

                         DONNELLY CORPORATION
                         a Michigan corporation, and on behalf of its Affiliates


                         By: ___________________________________________________

                         Its: __________________________________________________

                                  Exhibit 4.17

                               MUTUAL RELEASE AND
                                WAIVER OF CLAIMS

     This Mutual Release and Waiver of Claims ("Release") dated as of _____, 1999, by and between DONNELLY CORPORATION, a Michigan corporation ("Donnelly"), LEAR CORPORATION, a Delaware corporation ("Lear"), and LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C., a Michigan limited liability company ("Company"). Capitalized terms not otherwise defined herein shall have the meaning set forth in the Purchase Agreement (as defined below).

                                    RECITALS

     Lear, Donnelly and the Company are parties to a Redemption and Purchase Agreement dated the date hereof (the "Purchase Agreement") whereunder Donnelly's member interest in the Company was terminated. Donnelly on the one hand, and Lear and the Company on the other hand have agreed to execute and deliver this Release of all rights and claims they have or may have against each other in connection with the Company and its operations as of the date of this Release (the "Effective Date"), except as to the matters set forth herein.

     NOW, THEREFORE, in consideration of the promises and the mutual covenants, agreements and understandings contained herein and in the Purchase Agreement, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

1.   Mutual Releases and Waiver of Claims through the Effective Date

          (a) Except for the Non-Released Claims (as defined below), the Company and Lear and their respective successors, and assigns (the "Company and Lear Releasors") hereby absolutely and unconditionally, expressly remise, release, acquit and forever discharge Donnelly and its, successors, and assigns and its directors, officers and agents, including those who served as directors of the Company (all of which are hereafter referred to both individually and collectively as the "Donnelly Releasees"), from any and all claims, actions, causes of action, contribution, indemnification, demands, liabilities, debts, amounts, contracts, agreements, covenants, damages, costs, fees, losses, expenses, suits, and controversies of every conceivable kind, character and nature whatsoever, in law or equity, which, as of the Effective Date, the Company and Lear Releasors now have or have had, whether now known or unknown, which could be asserted by any of the Company and Lear Releasors with respect to the Company and its operations.

          (b) Except for the Non-Released Claims, Donnelly and its successors, assigns (the "Donnelly Releasors") hereby absolutely and unconditionally, expressly remise, release, acquit and forever discharge the Company and Lear and their respective successors, and assigns, and their directors, officers and agents, including those who served as directors of the Company (all of which are hereafter referred to both individually and collectively as the "Company and Lear Releasees"), from any and all claims, actions, causes of action, contribution, indemnification, demands, liabilities, debts, amounts, contracts, agreements, covenants, damages, costs, fees, losses, expenses, suits, and controversies of every conceivable kind, character and nature whatsoever, in law or equity, which, as of the Effective Date the Donnelly Releasors now have or have had, whether now known or unknown, which could be asserted by any of the Donnelly Releasors with respect to the Company and its operations.

2.   Non-Released Claims.

     This Release shall not apply to the following matters (the "Non-Released Claims"): (i) the Donnelly Releasees are not released from (A) claims arising under or in connection with the Purchase Agreement and the Ancillary Documents,
(B) claims by the Company for defective goods and products purchased from, or furnished or supplied to the Company by, Donnelly and (C) the obligation to arbitrate disputes under the Company's Operating Agreement or other agreements or documents executed upon the formation of the Company; (ii) the Company and Lear Releasees are not released from (A) claims arising under or in connection with the Purchase Agreement and the Ancillary Documents, (B) claims for defective goods and products purchased from, or furnished to Donnelly by, the Company, (C) claims under the Side Letter Concerning Eurotrim Lease Indemnity dated November 1, 1997, (D) any obligations or liabilities of the Company arising out of the Business (as defined in the Purchase Agreement) to the extent any of such obligations or liabilities are asserted against Donnelly, (E) Lear's obligations as the Tax Matters Member under the Company's Operating Agreement,
(F) the Company's indemnity obligation under Section 6.6 of the Company's Operating Agreement and (G) the obligation to arbitrate disputes under the Company's Operating Agreement or other agreements or documents executed upon the formation of the Company.

3.   Entire Agreement

     This Release (a) constitutes the entire agreement between the parties hereto with respect to the subject matter hereof, (b) supersedes all prior or contemporaneous negotiations and oral or written understandings, agreements and commitments, if any, and (c) may not be amended or supplemented except by an instrument in writing signed by both parties hereto.

4.   Governing Law

     This Release shall be governed by and construed in accordance with the substantive laws of the State of Michigan without giving effect to any applicable principles of conflicts of law.

5.   Counterparts

     This Release may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     Witness the due execution of this Release hereof as of the date first above written.


                              DONNELLY CORPORATION,
                              a Michigan corporation

                              By:____________________________________
                              Its:___________________________________




                              LEAR CORPORATION,
                              a Delaware corporation


                              By:____________________________________
                              Its:___________________________________




                              LEAR DONNELLY OVERHEAD SYSTEMS, L.L.C.,
                              a Michigan limited liability company


                              By:____________________________________
                              Its:___________________________________

EXHIBIT 10.2

                          BANK ONE, MICHIGAN, as Agent
                              611 Woodward Avenue
                            Detroit, Michigan 48226

                              September ____, 1999


Donnelly Corporation
Donnelly Hohe GmbH & Co. KG
Donnelly Euroglas Systems SARL
414 East 40th Street
Holland, Michigan  49423

             Re: Multicurrency Revolving Credit Loan Agreement dated as of September 16, 1997, as amended (the "Loan Agreement") by and among Donnelly Corporation (the "Company"). Donnelly Hohe GmbH & Co. KG, the Borrowing Subsidiaries party thereto (collectively with the Company, the "Borrowers"), the Banks named therein (collectively, the "Banks" and individually, a "Bank") and Bank One, Michigan, as agent for the Banks, successor Agent to The First National Bank of Chicago (in such capacity, the "Agent")

Ladies and Gentlemen:

     The Company has requested a modification to Section 7.2(j) of the Loan Agreement to increase the aggregate amount of Receivables permitted to be sold thereunder. Each of the undersigned Banks hereby consents to such modification. The Agent, the Borrowers and the undersigned Banks hereby agree that Section 7.2(j) of the Loan Agreement shall be modified by deleting the reference in clause (A) therein to "$50,000,000" and inserting "$75,000,000" in place thereof.

     The agreement of the Banks set forth herein shall not become binding on the Banks until a duly authorized officer of the Borrowers and the Required Banks shall have executed the counterpart of this letter and delivered such counterpart to the Agent. Except as specifically modified above, the Loan Agreement and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. The terms used but not defined herein shall have their respective meanings ascribed thereto in the Loan Agreement. This letter may be executed in any number of counterparts, and telecopied signatures shall be valid and enforceable.

                               Very truly yours,

                               BANK ONE, MICHIGAN, Individually as a Bank and as Agent

                               By: ________________________________

                                   Its: ___________________________

                               DEUTSCHE GENOSSENSHAFT BANK, CAYMAN
                               ISLAND BRANCH

                               By: __________________________________

                                   Its: _____________________________


                               DRESDNER BANK AG, NEW YORK AND GRAND
                               CAYMAN BRANCHES, Individually and as
                               Documentation Agent

                               By: __________________________________

                                   Its: _____________________________


                               SOCIETE GENERALE, CHICAGO BRANCH

                               By: ___________________________________

                                   Its: ______________________________


                               COMERICA BANK

                               By: ___________________________________

                                   Its: ______________________________


                               THE NORTHERN TRUST COMPANY

                               By: ___________________________________

                                   Its: ______________________________


                               BANK OF AMERICA, N.A.

                               By: ___________________________________

                                   Its: ______________________________

Accepted and Agreed to as
of September ____, 1999

DONNELLY CORPORATION

By: /s/ Charlie R. Pear

    Its: Treasurer


DONNELLY HOHE GmbH & CO. KG

By: /s/ John Donnelly

    Its: Chief Operating Officer


DONNELLY EUROGLAS SYSTEMS SARL

By: /s/ John Donnelly

    Its: Chief Operating Officer