Form 10-K405
period 1999-12-31
DONNELLY CORP
filed 2000-03-27
CIK 805583

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

  [_]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                      OR

  [X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from July 4, 1999, to December 31, 1999

                        Commission File Number: 1-9716

                             DONNELLY CORPORATION
            (Exact name of registrant as specified in its charter)

               Michigan                              38-0493110
     (State of other jurisdiction         (IRS Employer Identification No.)
   of incorporation or organization)

    49 West Third Street, Holland,                   49423-2813
               Michigan                              (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (616) 786-7000

         Securities registered pursuant to Section 12 (b) of the Act:

                                              Name of each exchange on which
              Title of each class                       registered
              -------------------             ------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to
this Form 10-K.   X

The aggregate market value of voting stock held by non-affiliates of the registrant was $75,075,165 as of February 29, 2000.

Number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000.
  6,016,523 shares of Class A Common Stock par value, $.10 per share 4,136,889 shares of Class B Common Stock par value, $.10 per share

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 16, 2000, are incorporated by reference into Part III of this report.

                                    PART I.

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers, (iv) market development of specific products of the Company, including electrochromic mirrors, (v) whether the Company successfully implements its European restructuring, (vi) fluctuations in foreign currencies and (vii) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

ITEM 1 (a) GENERAL DEVELOPMENT OF BUSINESS

Donnelly Corporation ("the Company"), incorporated in Michigan in 1936, is a technology driven, customer focused, international supplier of automotive parts and component systems through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rearview mirror systems, modular window systems and handle products. The Company has experienced approximately a 16% compounded growth rate in net sales since fiscal 1989 due to its strong positions in the Company's traditional product markets and the acquisition in fiscal 1995 of Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"). Management believes that based on information available, the Company is the largest exterior rearview mirror manufacturer in the world and has the largest market share in the U.S. for interior rearview prismatic mirror and modular window systems.

The Company has developed a strategic plan designed to improve shareholder value by focusing on the following key areas:

  1. Developing core automotive products, primarily by increasing dollar content per vehicle through the expansion of market share of existing products, introduction of new technologies and increasing volume through penetration into new and emerging markets;
  2. Improving the overall operating performance of the Company's European Operations;
  3. Extending the Company's capabilities in value-added electronics technologies; and
  4. Repositioning non-core businesses through action of merging or divesting these businesses.

1. Developing Core Automotive Products:

The Company's core automotive product offerings have experienced more than a 16% compounded growth rate in net sales since fiscal 1989. The increase in net sales has been due to growth in the Company's established products of complete outside mirrors, modular encapsulated windows and value-added features on interior mirrors; introduction of new products and technologies such as electrochromic mirrors, bonded hardware modular window systems and door handle products; and through acquisitions, primarily of Donnelly Hohe in

Europe. The Company has also benefited from content on strong selling vehicles such as the DaimlerChrysler minivan, the Ford Expedition and Ford Taurus in North America and the Volkswagen Passat and Volkswagen Polo in Europe. The continued penetration of the Company's products in existing and new markets and its offerings of value-added innovative technologies are an important strategy to the Company's overall financial performance.

The continued introduction of new advanced technologies is part of the Company's strategy. Over the past five years, the Company has introduced many new mirror technologies including various lighting, electronic and mechanical features that improve the overall safety and functionality of the vehicle's mirror system. In November 1999, the Company announced that it received a major order for business in which it will integrate advanced electronic features into interior rearview mirrors (both base prismatic and electrochromic mirrors) to support General Motors' new OnStar(R) system. Management believes that the Company is the only company with the capabilities to integrate the electronics into both prismatic and electrochromic mirrors. Both kinds of mirrors may also include additional electronic features such as compass and temperature displays and precision interior map lighting. In November 1999, the Company introduced the Solid Polymer Matrix ("SPM(TM)") technology to produce electrochromic automatic-dimming rearview mirrors that the Company believes are more durable than competing products available on the market. A recent product offering is the Company's SmartRelease(TM) trunk release system, which uses advanced electronic sensors to detect heat and motion and automatically opens the trunk if it senses a person trapped inside. The Company has received an order from General Motors for the Company's Smart Release(TM) system, which will debut on the mid-year 2000 Chevrolet Impala and Monte Carlo. General Motors has announced that automatic emergency trunk release systems will be included on all of their vehicles with trunks by 2003. In modular windows, the Company has most recently developed flush surface window systems involving various bonding and encapsulation systems that allow for greater design flexibility and reduced cost to the automotive vehicle manufacturers. In addition, the Company recently commercialized technology for an integrated sliding window system popular in the light truck market segment and through its 50/50 joint venture, Donnex, the Company intends to produce and deliver complete, ready-to-install windows and window systems to automotive customers on a just-in-time basis and in sequence. Continued emphasis on effective research and product development is a key part of the Company's strategy for future growth. The Company believes that its technological and product development capabilities will enable it to provide sophisticated integrated modules and systems and to perform the increased responsibilities automotive suppliers are expected to manage.

The global market position of the Company's automotive products has been enhanced through various joint ventures in the emerging markets of Asia and South America. In Asia, the Company operates four joint ventures for the manufacture and sale of the Company's automotive products into the Asian and Australian markets; Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC") for electrochromic mirror cells; Shanghai Donnelly Fu Hua Window Systems Company Ltd. ("Shanghai Donnelly Fu Hua") for window systems; Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. ("Shunde Donnelly Zhen Hua"); and Shanghai Donnelly Ganxiang Automotive Systems Company, Ltd. ("Shanghai Donnelly Ganxiang") for exterior mirror products. In South America, the Company operates Donnelly/Arteb, LTDA ("Donnelly/Arteb") for the manufacture and sale of interior, exterior and electrochromic mirror products into this market. These joint ventures provide the Company with key entries into emerging automotive markets, which are expected to have a combined overall rate of increase in industry automotive production greater than the markets in North America and Europe. See Item 1 (c) "Narrative Description of Business--Joint Ventures" for additional information concerning these joint ventures.

2. Improving Operating Performance of European Operations:

During the past five years, the Company has significantly expanded its presence in Europe. The Company's strategy to penetrate European markets has been primarily through acquisitions, the most significant of which was Donnelly Hohe in March 1995, and through market penetration of the Company's electrochromic mirrors and modular window systems. Donnelly Hohe, based in Germany, serves many of the main auto producers in Europe. These include BMW, Renault, Volkswagen, Audi, Volvo, Opel and Ford in exterior mirrors. The

Company also offers interior mirrors and offers certain non-automotive products through three operating facilities in Germany and one in Spain.

In September 1998, the Company's senior management team made the commitment to dedicate additional management resources from North America to assist in the improvement in the Company's European operations by assigning three senior executives to long-term assignments for Europe. Two of those senior managers remain in Europe full-time. In February 1999, the Company announced a European turnaround plan. The turnaround plan was based on a strategy to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a customer focused structure; 2) consolidating two of the German manufacturing facilities; 3) implementing throughout Europe the Donnelly Production System, the Company's approach to lean manufacturing processes; and 4) by re-aligning sales and engineering functions throughout Europe. The Company combined the remaining actions of the 1997 restructuring which primarily consisted of the elimination and outsourcing of redundant operations in Germany with the new European turnaround initiative. In the fourth quarter of fiscal 1997, the Company recorded a $10.0 million pretax restructuring charge, or $4.0 million at net income, for this plan. An adjustment of $1.1 million was recorded to the restructuring reserve in fiscal 1998 associated with changes to the restructuring plan.

In the third quarter of fiscal 1999, an $8.8 million pretax restructuring charge, or $3.5 million at net income, was recorded for the European turnaround plan. The restructuring charge included $1.4 million for the impairment of assets and a reserve of $7.4 million for anticipated incremental cash expenditures for the severance and voluntary incentive programs for approximately 200 production, production support, sales and engineering employees. The Company is also funding approximately $4.3 million for the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the turnaround plan. These costs do not qualify as restructuring under Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and therefore are included in the Company's capital expenditures and operating expenses. As of December 31, 1999, $1.4 million was expended for the completion of these facilities with the remaining expenditures expected to be made by the end of May 2000, the majority of which will be capitalized. It is expected that all actions associated with the plan will be substantially completed by the end of calendar year 2000.

As of December 31, 1999, cash payments of $6.8 million (including the impact of exchange rate adjustments) had been incurred for the termination of 146 employees associated with the plan. In addition, the Company has experienced a net reduction of approximately 15 employees through natural attrition. Cash payments of approximately $8.5 million are expected to be required over the next twelve months to support these plans primarily for the payment of future severance and voluntary termination benefits.

3. Extending the Company's Electronics Capabilities:

New applications in electronics continue to play an increasing role in the Company's future. As vehicles become more electronically sophisticated, auto manufacturers are looking for opportunities to package value-added features into new areas of the car. In response to this continued market development, the Company invested in a new venture, Donnelly Electronics, Inc. ("Donnelly Electronics"), located in Holly, Michigan, which specializes in the design and manufacture of electronic components and sub-assemblies. See Item 1 (c) "Narrative Description of Business--Joint Ventures" for a more detailed discussion of this joint venture. In addition, in the first quarter of 2000, the Company purchased assets in Ireland, which will be operated by Donnelly Electronics, for the manufacture of electronic components in Europe.

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

In November 1999, the Company announced a major new order for business in which the Company will package and integrate advanced electronic features into interior rearview mirrors to support General Motors' new OnStar(R) system. The Company expects to begin shipping product on this order in mid-2000 with the electronic content included in a mix of base prismatic and electrochromic mirrors. Both kinds of mirrors may also include additional electronic features such as compass and temperature displays and precision interior map lighting.

A recent product offering is the Company's SmartRelease(TM) trunk release system, which uses advanced electronic sensors to detect heat and motion and automatically open the trunk if it senses a person trapped inside. The SmartRelease(TM) will debut on the mid-year 2000 Chevrolet Impala and Monte Carlo. This technology marks an evolution in the auto industry's efforts to make vehicles a safer environment. General Motors has announced that an automatic emergency trunk release system will be included on all of their vehicles with trunks by 2003. The SmartRelease(TM) system is more sophisticated than the manual emergency trunk release handles that the Company developed and currently supplies to automakers. The electronic sensors require very little movement on the part of a person trapped in a trunk to activate.

4. Repositioning Non-core Businesses

As part of the Company's commitment to focus on its core automotive businesses, the Company has continued initiatives to re-position its non-core businesses. During calendar years 1998 and 1999, the Company has executed the following actions associated with these businesses:

  On September 14, 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture, resulting in a pretax gain of $14.1 million, or $0.82 per share, after tax. At the closing, in consideration for its interest in Lear Donnelly, the Company received a Lear Donnelly product line and other net proceeds of $28.4 million, which consisted of $24.2 million in cash as well as certain assets, net of liabilities assumed. The Company's equity in the financial results of Lear Donnelly are no longer included in the Company's financial statements after September 1999.

  At the time of the sale, the value of the product line transferred to the Company and other related issues remained in negotiation or arbitration for determination of final valuation. Management recorded an estimate at the time of the sale for the expected outcome of these negotiations based on the best information available. In December 1999, the Company completed the final negotiation of these issues, which included the purchase of another product line for cash of $2.4 million. The final negotiated settlement resulted in an additional pretax gain to the Company of $4.4 million, or $0.29 per share, after tax, which was recognized in the second quarter of the transition period.

  Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to their customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts manufactured by Lear Donnelly, future annual net sales are expected to be reduced by approximately $60 million to $65 million. Since the joint venture operated at approximately break-even since its formation, the sale is not expected to have a material impact on the Company's future results of operations. However, gross profit and operating margins as a percent of sales for future periods should be favorably impacted.

  In April 1999, the Company formed Schott-Donnelly LLC Smart Glass Solutions ("Schott Donnelly"), a 50-50 joint venture with Schott North America Manufacturing, Inc. ("Schott"), a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture is developing electrochromic glass for automotive and architectural applications. The Company contributed certain assets and liabilities upon the formation of the joint venture and received

  $2 million in cash, which was recorded as a pretax gain. In accordance with the LLC operating agreement, losses generated by the joint venture will be allocated to Schott until Schott has contributed $9.5 million.

  In the second and third quarters of fiscal 1999, the Company sold its remaining interest in VISION Group plc ("VISION Group"). The Company received $8.6 million in proceeds and recognized a combined pretax gain of approximately $5.5 million, or $0.35 per share, after tax. In the second quarter of fiscal 1997, the Company sold a portion of its investment in VISION Group in conjunction with a public offering of VISION Group shares, resulting in a $0.9 million pretax gain. The Company's equity in the financial results of VISION Group is no longer included in the Company's financial statements after November 1, 1998.

  In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation ("Optics"), into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. The Company accounts for its investment in AIG on the cost method; therefore, the financial results of Optics are no longer included in the Company's financial statements after December 1, 1998.

Through repositioning these businesses, management has been able to realize the strong return to shareholders for the investments made to develop them. As a result of these transactions, the operating results of VISION Group, Optics and Lear Donnelly are no longer included in the Company's combined consolidated financial statements. In addition, the Company's net sales are subject to fluctuations in industry car and light truck build, primarily for North America and Europe. North American industry build has been particularly strong in calendar 1998 and calendar 1999. Adjusted for car and light truck build at standard industry volumes and the impact of the acquisition of Donnelly Hohe, the Company believes that new booked orders will be consistent with historical growth levels. Over the next several months, overall sales growth may appear lower due to the Company's sale of its 50% interest in Lear Donnelly. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts included in the joint venture, future annual net sales are expected to be reduced by approximately $60 million to $65 million. In addition, the Company expects door handle product sales to be lower due to the Company's decision to replace existing capacity for certain door handle programs with higher value-added complete outside mirror products. Future booked sales for outside mirrors and inside mirror products with strong value-added content, and products with innovative electronic capabilities, are expected to provide the main growth for the Company in the foreseeable future. Many of these new programs are expected to launch during mid-calendar 2000. See Item 1 (b) "Financial Information About Industry Segments" and Item 1 (c) "Narrative Description of Business" for a more thorough discussion about the Company's product and market segmentation.

The strategic initiatives highlighted, 1) Developing Core Automotive Products,
2) Improving European Operations, (3) Extending the Company's Electronics Capabilities and 4) Repositioning Non-Core Business, have established the foundation for the Company's ability to improve shareholder value. This can be evidenced by a reported net income from operations of $17.8 million for the twelve months ended December 31, 1999, a record for the Company. These financial developments combined with the strong commercial developments for new orders booked (initially launching in late calendar 2000) and the continued introduction of advanced technologies support the Company's ability to grow shareholder value. Management remains committed to the overall strategies of continued implementation of the Company's operational systems, introducing new and innovative technologies, focusing on core businesses and developing and enabling highly skilled people.

ITEM 1 (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company is primarily managed based on geographic segments and the product markets they serve. The Company has two reportable segments: North American Automotive Operations ("NAAO") and European Automotive Operations ("EAO"). The operating segments are managed separately as they each represent a strategic operational component that offers the Company's product lines to customers in different geographical markets. Although each segment offers all of the Company's automotive product lines, the majority of the Company's net sales from modular windows and handle products originate from NAAO. Operating financial information is available that is evaluated regularly by the Company's corporate management team, in deciding how to allocate resources and in assessing each segments' performance. The corporate management team, which establishes the overall strategy and policy standards for the Company, includes the chief executive officer, chief operating officers and senior executives in administration, finance, operations and technology. The chief operating officer of each segment, each of whom is a member of the corporate management team, is responsible for the management of profitability and cash flow for each respective segments' operations. In addition, the Company provides products to certain non-automotive markets, none of which are reportable segments. See Note 4 to the consolidated financial statements for further financial information related to business segments.

ITEM 1 (c) NARRATIVE DESCRIPTION OF BUSINESS

FISCAL YEAR AND SEASONAL NATURE OF BUSINESS

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. The fiscal years ended July 3, 1999; June 27, 1998; and June 28, 1997; each consisted of 53, 52 and 52 weeks, respectively. The six-month periods ended December 31, 1999, and January 2, 1999, consisted of 26 and 27 weeks, respectively. The six-month period ended December 31, 1999, is referred to as the transition period. All year and quarter references relate to the Company's prior fiscal years and fiscal quarters, unless otherwise stated.

Also in 1999, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The Company's results of operations for the transition period ended December 31, 1999, include the results of these subsidiaries for the six-months ended November 30, 1999. The results of operations for the period of December 1 to December 31, 1999, for these subsidiaries were charged to retained earnings in order to report only six months of operating results. Cash flow activity for this same period is reflected as a single line item in the Combined Consolidated Statement of Cash Flows.

The Company's net sales and net income may be subject to significant fluctuations attributable primarily to production schedules of the Company's major automotive customers. In addition, the Company has benefited from strong product content on light trucks, including sport utility vehicles ("SUVs"), as compared to automobiles. These factors cause results to fluctuate from period to period and year to year. The comparability of the Company's results on a period to period basis is also affected by the Company's formation and disposition of subsidiaries, joint ventures and alliances, and acquisitions and investments in new product lines.

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

Automotive Rearview Mirror Systems

The Company began producing prismatic day/night mirror glass in 1939, and today manufactures a wide range of interior and exterior rearview mirror products and believes it is the world's largest producer of automotive rearview mirror systems.

Electrochromic Products. The Company has made significant investments in the development of solid-state, thin-film electrochromic ("EC") technology that has been commercialized for mirror applications and has potential use for various window applications. EC coatings allow the user to darken glass to the desired degree through the application of an electrical current to the coating.

The Company markets, sells, manufactures and distributes EC day/night automotive mirror systems, which are electrically dimmable to reduce the glare from the headlights of other vehicles approaching from the rear. The Company has continued to actively develop newer and more advanced EC technologies for the automotive marketplace and has developed or licensed a number of technologies, of which several are already available for commercial use.

The Company produces GLAREFREE(TM) EC mirrors for Ford, Volkswagen, Audi, BMW, PSA, DaimlerChrysler, General Motors, Volvo, Renault, Honda, Subaru, Mitsubishi, Porsche, Jaguar and Daewoo. These purchase agreements illustrate the Company's position as a strong player in a global market for electrochromic mirrors that industry sources expect to grow to $1 billion. The Company believes it is the only exterior mirror manufacturer that is vertically integrated with EC cell manufacturing capability. With strong technologies to offer and having favorably settled the patent issues that had hampered its ability to compete in recent years, the Company has set ambitious goals for increasing its EC mirror market share in the years ahead. During the last twelve months the Company has doubled its production of EC mirrors, and is on track to double EC volumes again within the next twenty-four months.

In November 1999, the Company introduced the SPM(TM) technology to produce EC automatic-dimming rearview mirrors that the Company believes are more durable than competing products available on the market. Over time, the Company expects that most or all of its EC mirror products will be based on SPM(TM) technology. EC mirrors using the SPM(TM) technology are expected to appear on production vehicles in North America and Europe in calendar 2000.

In April 1999, the Company formed Schott Donnelly, a 50-50 joint venture, with Schott, one of the world's leading producers of specialty glass products. The joint venture is developing electrochromic glass for automotive and architectural applications.

Interior Rearview Mirrors. The Company has a predominant share of the U.S. market for interior rearview prismatic mirrors and in calendar 1999 sold approximately 25.9 million units worldwide. The interior rearview mirror product line ranges from the basic day/night flip mirror to rear-vision systems that incorporate a variety of sophisticated electronic features into complex modular interior rearview mirror assemblies. The Company continues to design and market innovative value-added features integrated into the rearview mirror such as lights, electronic compasses, temperature and other displays.

In November 1999, the Company announced a major new order for business in which the Company will package and integrate advanced electronic features into interior rearview mirrors as part of General Motors' new OnStar(R) system. The Company expects to begin shipping product on this order in mid-2000 with the electronic content included in a mix of base prismatic and electrochromic mirrors. Management believes that the Company is the only company with the capabilities to integrate the electronics into both prismatic and electrochromic mirrors. Both kinds of mirrors may also include additional electronic features such as compass and temperature displays and precision interior map lighting.

The Company manufactures and markets automotive interior rearview mirrors using electrochromic technology that automatically dims the mirror when headlights approach from the rear. Electrochromic rearview mirrors are a value-added substitute for traditional prismatic base mirrors and are sold for a higher dollar price per unit than prismatic base mirrors. The Company believes that electrochromic rearview mirrors represented approximately 20% and 8% of all interior rearview mirrors sold by all suppliers to original equipment manufacturers in the North American and European markets, respectively, for the 1999 model year. The market for electrochromic mirrors continues to grow and in 1999, electrochromic mirrors were offered on approximately 52 car models in North America, compared to only approximately 19 models in 1991. The Company believes that electrochromic mirrors will represent an increasing share of the rearview mirror market, both in terms of number of units and dollar volume, and represent a significant growth area for the Company.

The Company is in the process of developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to replace dimmable interior and exterior mirror systems. Although not yet commercialized, the development of this technology is part of the Company's strategy to be a technology leader in the market for automotive rear-vision systems. This sophisticated camera system made its debut on the General Motors' Precept concept vehicle and represents the most technologically advanced rear-vision product that the Company has ever produced. The Company has been engaged in a research program with certain key customers for the development and commercialization of this technology.

Exterior Rearview Mirrors. The Company believes it is the largest exterior rearview mirror manufacturer in the world and considers itself a technology and manufacturing leader with manufacturing facilities in the United States, Germany, Spain, Ireland, Brazil and China. Through these manufacturing locations, the Company has a strong presence in each major automotive market in the world. The Company has booked significant new orders in recent years that will make this product line the fastest growing business for the Company. In calendar year 2000, the Company will launch new business with annual sales of approximately $40 million, including orders for twelve General Motors' vehicles, the largest single exterior rearview mirror order in the Company's history.

The Company has used its expertise and customer relationships in the interior mirror market to develop its product line and increase its share of the market for complete exterior mirror systems. The Company believes that its strong presence in the automotive markets of North America and Europe are augmented by the manufacturing locations in the emerging markets of South America and Asia. In addition, the Company believes that a global presence in product development, sales, marketing, manufacturing and distribution in the markets provides a strong competitive advantage. The Company supplies exterior rearview mirror assemblies primarily to Honda, Ford and Mazda in the United States and to major European automakers including BMW, Volkswagen, Renault, Audi and Ford in Europe. In addition, the Company is launching its largest outside mirror order in the Company's history with General Motors in calendar 2000. The Company also supplies exterior rearview mirror systems to automakers throughout southern China through its Chinese joint ventures and South America through its joint venture in Brazil.

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

The Company also manufactures and markets dimmable electrochromic exterior rearview mirrors. The Company believes that electrochromic rearview mirrors currently represent only 9% of all exterior rearview mirrors in the North American market for the 1999 model year. The Company believes that electrochromic exterior rearview mirrors will represent an increasing share of the rearview mirror market, both in terms of number of units and dollar volume, and that the electrochromic mirror market presents a significant growth opportunity for the Company.

Modular Windows

The Company pioneered and today is a leading supplier of modular windows. Modular windows, which have continued to increase in popularity since their introduction, are produced by molding glass, hardware, weather stripping and other components into a single unit assembly and can be used for automotive windows and sunroofs. The Company believes its modular windows offer improved quality and aerodynamics, greater design flexibility and lower production costs for automakers than conventional automotive windows. Other innovative product offerings by the Company are flush surface windows that involve single-sided encapsulation, bonding of hardware directly to glass and the incorporation of color-matched body hardware into the window system.

The Company's modular window assemblies are used for rear and liftgate windows, quarter windows, aperture windows, fixed vent windows, roll-up windows, sun roofs and windshields. The Company produces modular windows for DaimlerChrysler, Ford, General Motors, Honda, Isuzu and Toyota in North America and DaimlerChrysler and Isuzu in Europe. The Company's modular windows are used on many popular vehicles such as the DaimlerChrysler Caravan/Voyager minivan, the Jeep Grand Cherokee, the Ford Expedition and the Ford Taurus/Sable.

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

The Company has invested in Donnex, a 50-50 joint venture with Essex Specialty Products, Inc., the world's leading producer of automotive adhesives and sealants. Donnex was established for the marketing, manufacture and delivery of complete, ready-to-install windows and window systems to automotive customers on a just-in-time basis and in sequence.

The Company believes that the increasing use of modular windows reflects trends in the automotive industry towards increased levels of outsourcing, demand for integrated modules and systems and reliance on suppliers for design and manufacturing, particularly in the North American market for light trucks and SUVs. The Company expects continued growth in the modular window market, as evidenced by the number of modular windows that automakers have specified for future models.

Handle Products

The Company produces a wide variety of interior and exterior handle products for Ford, Honda, Mazda, Nissan and Volvo. This product line was established based on the Company's capabilities in color-matched painting and plastic injection molding. The Company supplies various handle products designs including plastic, diecast and chrome-plated door handles as well as products with value-added electronic features. As a part of the overall strategy of the Company, handle product sales are expected to decrease due to the Company's decision to replace existing capacity for certain door handle programs with higher value-added complete outside mirror products. Handle products are synergistic to the Company's complete exterior rearview mirror product line, and are marketed by combining the Company's capabilities in design, painting and added features, such as electronics for both product lines.

Interior Lighting and Trim

In September 1997, the Company entered into an agreement with Lear to form Lear Donnelly, a joint venture for the design, development, marketing and production of interior trim overhead systems and components for the global market. Through the Lear Donnelly joint venture, the Company has manufactured various interior trim products including dome lights, interior door lights, map lights, courtesy lamps, lighted and non-lighted grab handles, visors and trim components such as overhead consoles. In September 1999, the Company sold its interest in this joint venture to Lear. As a result of this transaction, the operating results of Lear Donnelly are no longer included in the Company's combined consolidated financial statements. With the exception of one existing order with an European customer, the Company has exited this product area. See
Item 1 (c) "Narrative Description of Business--Joint Ventures" for a more complete discussion on the sale of the Company's interest in Lear Donnelly.

Non-Automotive Businesses

The Company believes Information Products, Inc. ("Information Products"), its subsidiary based in Holland, Michigan, is the world's largest producer of specialty coated and shaped glass for the computer touch screen industry. The glass is used in a wide variety of touch screen applications such as information kiosks, cash registers, industrial controls, personalized greeting card kiosks and others. Sales of Information Products have represented less than 4% of total net sales for each of the last three years.

Joint Ventures

Schott Donnelly. In April 1999, the Company formed Schott Donnelly, a 50-50 joint venture with Schott, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture is developing electrochromic glass for automotive and architectural applications. The Company contributed certain assets and liabilities upon the formation of the joint venture and received $2 million in cash, which was recorded as a pretax gain. In accordance with the LLC operating agreement, losses generated by the joint venture will be allocated to Schott until Schott has contributed $9.5 million.

AIG. In December 1998, the Company merged its wholly owned subsidiary, Optics into a wholly owned subsidiary of AIG, a New York corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. The Company accounts for its investment in AIG on the cost method and therefore, the financial results of Optics are no longer included in the Company's financial statements after December 1, 1998.

Lear Donnelly. In November 1997, the Company formed Lear Donnelly, a 50% owned joint venture with Lear. Lear Donnelly was engaged in the design, development and production of overhead systems and components for the global market, including complete overhead systems, headliners, consoles and lighting components, vehicle electrification interfaces, electronic components, visors and assist handles. The Company and Lear each contributed certain technologies, assets and liabilities for the creation of the joint venture.

On September 14, 1999, the Company sold its 50% interest in Lear Donnelly to Lear, its partner in the joint venture, resulting in a pretax gain of $14.1 million, or $0.82 per share, after tax. At the closing, in consideration for its interest in Lear Donnelly, the Company received a Lear Donnelly product line and other net proceeds of $28.4 million, which consisted of $24.2 million in cash as well as certain assets, net of liabilities assumed. The Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999.

At the time of the sale, the value of the product line transferred to the Company and other related issues remained in negotiation or arbitration for determination of final valuation. Management recorded an estimate at the time of the sale for the expected outcome of these negotiations based on the best information available. In December 1999, the Company completed the final negotiation of these issues, which included the purchase of another product line for cash of $2.4 million. The final negotiated settlement resulted in an additional pretax gain to the Company of $4.4 million, or $0.29 per share, after tax, which was recognized in the second quarter of the transition period.

Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to their customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts manufactured by Lear Donnelly, future annual net sales are expected to be reduced by approximately $60 million to $65 million. Since the joint venture operated at approximately break-even since its formation, the sale is not expected to have a material impact on the Company's future results of operations. However, gross profit and operating margins as a percent of sales for future periods should be favorably impacted.

Donnelly/Arteb. In fiscal 1998, the Company formed Donnelly/Arteb, a 50-50 joint venture with Industrias Arteb S.A., to produce interior and exterior mirrors for the South American automotive industry. Donnelly/Arteb is located near Sao Paulo, Brazil. In 1999, Donnelly/Arteb began producing replacement parts for distribution within the South American market and is in the process of launching new programs for the Brazilian production of several General Motors' vehicles. Donnelly/Arteb is continuing to focus on strategically growing its presence in the South American market.

Varitronix EC. In 1998, the Company formed Varitronix EC, a 50% owned and controlled joint venture, with the Malaysian subsidiary of Varitronix International Ltd. Varitronix EC is located in Penang, Malaysia, within a world-class manufacturing facility that began producing electrochromic cells in the first quarter of 1999. With this production startup, the Company is the only automotive supplier in the world with EC manufacturing or assembling capabilities in North America, Europe and Asia. Due to the Company having board control of this joint venture, the financial statements of Varitronix EC are consolidated with those of the Company. In 1999, the Company began consolidating the financial statements of Varitronix EC.

Donnex. The Company has signed a joint venture agreement to form a new company, Donnex, a 50-50 joint venture between the Company and Essex Specialty Products, Inc., the world's leading producer of automotive adhesives and sealants. Donnex intends to produce and deliver complete, ready-to-install windows and window systems to automotive customers on a just-in-time basis and in sequence. It is expected that Donnex will base its initial operations in the Detroit, Michigan, metropolitan area. This company is in the marketing phase of this innovative technology.

Shunde Donnelly Zhen Hua. In the first quarter of 1997, the Company formed Shunde Donnelly Zhen Hua, based in the Chinese city of Shunde, in Guangdong Province, a joint venture with Shunde Zhen Hua Automotive Parts Co. Ltd. ("Shunde Zhen Hua"). The Company has a 30% interest in the Shunde Donnelly Zhen Hua joint venture, which manufactures interior and exterior mirror systems for automakers throughout southern China, including the Chinese operations of Volkswagen, DaimlerChrysler and Isuzu. Disputes have arisen between the Company and its joint venture partner. The parties have entered into an agreement to resolve the disputes and reorganize the joint venture company. The agreement will be effective upon approval of municipal authorities in China, approval of which is expected by the parties. Shunde Zhen Hua has agreed to sell its portion of the joint venture to a new partner, Ganxiang Automobile Mirror Company ("Ganxiang"), the largest automotive mirror supplier in China. The Company has agreed to sell a 5% interest in the joint venture to Ganxiang. The sale of the interest to Ganxiang is in process pending approval from the Chinese authorities.

Shanghai Donnelly Ganxiang. In the fourth quarter of calendar 1999, the Company formed Shanghai Donnelly Ganxiang with Ganxiang for the sale, manufacture and distribution of outside mirrors primarily for the Chinese automotive market. The Company owns a 25% interest in Shanghai Donnelly Ganxiang at December 31, 1999. The Company contributed technology to acquire a 13% interest. In addition, a 12% interest is being funded when the Company sells the 5% interest of Shunde Donnelly Zhen Hua to Ganxiang. This sale of the interest to Ganxiang is in process pending approval from Chinese authorities.

Donnelly Electronics. In the first quarter of 1997, the Company invested in a joint venture, Donnelly Electronics, with an individual partner offering expertise in automotive electronics technology. The Company owns 18% of Donnelly Electronics with the option to acquire up to 100% over time. The joint venture, based in Holly, Michigan, specializes in the design and manufacture of electronic components and sub-assemblies, and produces the electrical components that the Company uses for products such as electrochromic rearview mirrors and electronic compass systems. The firm has provided and will provide electronics development for future products of the Company that may include rear-vision camera systems and others. In addition to supporting the automotive electronics needs of the Company, Donnelly Electronics pursues business with other automotive suppliers that are not competitors of the Company as well as other non-automotive customers. In addition, Donnelly Electronics will operate assets purchased by the Company in Ireland, for the manufacture of electronic components in Europe.

Shanghai Donnelly Fu Hua. In the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. ("Shanghai Fu Hua"), which produces window systems for automotive customers in Asia and Australia. Shanghai Fu Hua is itself a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. The joint venture began manufacturing encapsulated and framed glass products in 1998.

KAM Truck Components, Inc. ("KAM"). The Company owns 17.1% of KAM, which supplies mirrors for large trucks, including GLARESTOPPER(R) solid state electrochromic mirrors, which permit truck drivers to manually adjust the glare of their mirrors by a range of up to ten times.

Donnelly Yantai Electronics Corporation Limited. This 50% owned venture produces coated glass for use in the Chinese LCD market. This operation is located on the Yantai Peninsula of the People's Republic of China.

MARKETING STAFF

In North America, Europe, South America and Asia, the Company markets its automotive products by combining the engineering product expertise of members of the Company's engineering staff with a customer focused sales force, which works together with the Company's customer design teams early in the design process. The Company's wholly owned European subsidiaries employ a sales force located in Europe and also sell through a trading company in Japan. Nearly all sales are made directly to automakers with the exception of some interior and exterior mirror glass components.

The Company markets its non-automotive products through a sales force who also work in conjunction with the Company's engineers. The Company works with potential customers on the development of new applications for electronic information display products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's primary raw materials are glass, paints, resins and adhesives. Glass is supplied by third-party glass manufacturers and by glass manufacturers affiliated with automakers. Paints used by the Company are supplied primarily by four suppliers. Most of the resins the Company uses are supplied by four primary suppliers. The Company believes that alternative suppliers are available for paints and resins. Generally, the Company has multiple sources of supply for the important materials and components used in its products. Certain adhesives for the Company's flush window systems are supplied solely by Essex Specialty Products, Inc. and the Company believes that an alternative source of supply is not readily available. Because of the commodity nature of common materials such as glass and plastics, the Company is somewhat vulnerable to price fluctuations in many of its material purchases.

PATENTS, LICENSES, ETC.

While the Company owns approximately 350 patents and considers them important, the Company as a whole is not dependent to any material extent upon any single patent or group of patents. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are more important than its patents. The Company has licensed certain of its own patents and technology and has licenses under certain third-party patents and technology.

SEASONAL NATURE OF BUSINESS

The Company's net sales and net income are subject to significant quarterly fluctuations attributable primarily to production schedules of the Company's major automotive customers. The Company generally reports higher net sales and net income from January to June than from July to December because domestic automotive production is generally lower during the last two quarters of the calendar year.

WORKING CAPITAL

The Company's current ratio was 1.2 on December 31, 1999; 1.1 at July 3, 1999; and 1.5 at June 27, 1998. Working capital was $25.3 million at December 31, 1999; compared to $7.3 million at July 3, 1999; and $58.3 million at June 27, 1998. The most significant factor causing variances in working capital is the timing of customer payments relative to the balance sheet dates. The Company's North American customers provide payment on pre-established dates ranging from the 28th to the 30th of each month. Therefore, a number of customer payments were not received by June 27, 1998, resulting in higher accounts receivable at that date. The receipt of customer payments, combined with more active working capital management, provided funds that were used to reduce revolving lines of credit as of July 3, 1999. Working capital was also impacted by the restructuring charge taken in the third quarter of 1999. Working capital at December 31, 1999, was impacted by higher inventory levels compared to previous periods, due to year 2000 contingency planning and inventory builds for program transitions. At December 31, 1999, the total restructuring reserve of $9.1 million was classified as short-term. At July 3, 1999, the restructuring reserve was $10.1 million, of which $7.7 million was classified as short-term.

At December 31, 1999; July 3, 1999; and June 27, 1998; $38.4 million, $40.4 million and $40.3 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement were used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2000, however is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $42.5, $22.5 and $47.5 million as of December 31, 1999; July 3, 1999; and June 27, 1998; respectively. Total long-term borrowing increased by $20.3 million at December 31, 1999, compared to July 3, 1999 primarily to support higher working capital and capital expenditure requirements.

Other than the items summarized above, the Company does not believe that it, or industries which it serves in general, have any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

IMPORTANCE OF LIMITED NUMBER OF CUSTOMERS

During the transition period ended December 31, 1999, approximately 76% of the Company's net sales were to the following major automobile manufacturers:

      Ford..................................................................  28%
      DaimlerChrysler.......................................................  21
      General Motors........................................................   8
      Honda.................................................................   7
      BMW...................................................................   6
      Volkswagen............................................................   6
                                                                             ---
      Total.................................................................  76%
                                                                             ===

The loss of any one of these customers would have a material adverse effect on the Company.

BACKLOG OF ORDERS

As of December 31, 1999; July 3, 1999; and June 27, 1998; the Company's backlog of orders was approximately $193, $181 million and $149 million, respectively. The Company believes that all of its existing backlog will be delivered during the current fiscal year. The Company generally sells to automakers on the basis of long-term purchase contracts or one-year purchase orders, which generally provide for releases for approximately 30 to 90 days of production. Unshipped products under these releases and short-term purchase orders constitute the Company's backlog.

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

Interior Rearview Mirrors. While the Company has a predominant share of the U.S. interior rearview prismatic mirror market, the Company is aware of many competitors in this market. The Company knows of one principal competitor in the U.S. electrochromic market and one in the U.S. lighted mirror market. The Company has several worldwide competitors for interior mirror glass sales in Japan and Europe, although the Company believes each interior mirror glass competitor has a smaller market share than the Company. In Europe, the Company competes with a number of other manufacturers of complete interior rearview mirror assemblies.

Exterior Rearview Mirrors. The Company has many competitors in the worldwide exterior rearview mirror market. Through the Company's operations in North American and Europe, the Company is a leading producer of automotive exterior rearview mirrors.

The Company has one competitor in the U.S. market for automatic exterior electrochromic mirror components. This competitor provides electrochromic mirror cells to other Tier 1 exterior mirror manufacturers which are competitors of the Company. The Company is the only manufacturer of both complete exterior electrochromic rearview mirrors and electrochromic mirror cells.

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

Handle Products. The Company has many competitors in the worldwide door handle market. Certain competitors already supply (or are well positioned to supply in the future) broader interior trim or exterior ornamentation sets, often working in concert with door systems integrators. The Company will continue to use handle products to leverage capacity and to strategically support exterior mirrors through the sale of coordinated "door sets" of exterior mirrors and handle products.

Other Products. With respect to its Information Products business, the Company believes it is the world's leading producer of coated bent glass for the CRT-based electronic display and interactive systems market. The Company also supplies a number of small-volume, non-automotive products in Europe; however, the Company is not a predominant market leader for any of these products. Competition in all of these product areas is based on price, service and quality.

RESEARCH AND DEVELOPMENT

Continued emphasis on effective research and product development is a key part of the Company's strategy for future growth. The Company believes that its technological and product development capabilities will enable it to provide sophisticated integrated modules and systems and to perform the increased responsibilities automotive suppliers are expected to manage.

In fiscal 1999, 1998 and 1997, research and development expenditures were $34.2, $36.4 million and $32.5 million, respectively, or 3.8%, 4.8% and 4.8% of the Company's net sales for those years. For the six-month period ending December 31, 1999, these expenses were $16.4 million, or 3.9% to net sales. These expenses are lower primarily due to the Lear Donnelly joint venture, the formation of the Schott Donnelly joint venture, the Optics merger and Donnelly Electronics. Operating expenses for the respective businesses and technologies contributed by the Company to these ventures were transferred to the newly formed companies, which are accounted for under the equity or cost method of accounting. The Company plans to spend approximately 4% of its net sales each year on research and development. Over 80% of the Company's research and development expenditures are product specific and conducted by the Company's product engineers. The Company has a corporate applied research group, including several Ph.D's, located at research facilities in Holland, Michigan. The Company owns numerous U.S. and foreign patents and has licenses for other patents and technology. The Company also licenses certain of its own patents and technology to others. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are other important competitive advantages.

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

Certain Environmental Laws regulate air emissions, water discharges, hazardous materials and wastes and require public disclosure related to the use of various hazardous or toxic materials. Environmental Laws relating to workplace safety and worker health also govern the Company's operations. Compliance with Environmental Laws may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements.

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

HUMAN RESOURCES

The Company believes its human resources are one of its fundamental strengths. The Company has operated for over 50 years under a team-based, participative management system. The Company believes that this approach has increased productivity by emphasizing employee opportunity and participation aimed at continuous improvement. The Company believes this emphasis has resulted in enhanced long-term productivity, cost control and product quality, and has helped the Company attract and retain capable employees. The Company is nationally recognized as a leader in the application of participative management principles and systems. The Company currently has approximately 6,100 employees worldwide, of whom approximately 3,300 work in the Company's North American operations in the U.S. and Mexico. The Company's non-North American employees are primarily located in Germany, Ireland, France, Spain and Malaysia. The Company considers its relationship with its employees to be good.

The Company's United States workforce is non-union. The Company's workforces in Ireland, Mexico and France are unionized, as are the workforces of most companies in these countries. The Company's workforce in Germany is represented by a works council which has employee representation. The workforces of most companies in Germany are required to be represented by works councils. The Company's workforce in Spain and Malaysia is non-union. The Company has no collective bargaining agreements in Ireland or Mexico, where non-economic terms of employment are governed by statute. The Company negotiates wages and benefits approximately annually with its German, Spanish and Irish workforces. In the third calendar quarter of 1999, the Company completed re-negotiation of a labor contract that is effective through 2003, covering the majority of its German workforce. This labor contract allows for greater work flexibility rules, broader productivity guidelines and a delay in certain wage increases until certain income profitability targets are accomplished. The Company negotiates wages approximately annually and benefits approximately bi-annually with its workforce in Mexico. The Company's French subsidiary is subject to the salary schedule and conditions collectively agreed to on a national and regional basis between employers and employees in the plastics industry. The Company is currently reducing its European workforce as part of its European restructuring plans. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 1 (d) INFORMATION ABOUT FOREIGN OPERATIONS

During the transition period from July 4, 1999, to December 31, 1999, approximately 33% of combined consolidated net sales were derived from the Company's foreign operations. Approximately 14% of combined consolidated net sales were derived from export shipments from the Company's United States operations to customers in foreign countries. The Company has also licensed certain technologies to companies in Europe and Asia to manufacture and sell in foreign markets using the Company's technology.

North American revenues are revenues resulting from sales originating from the United States. U.S. and export sales are classified based on where the sales are made. Foreign revenues are generated from sales originating from the Company's various foreign locations. The Company has various foreign subsidiaries located in Germany, Ireland, Spain, France, Mexico and Malaysia. The Company operates two subsidiaries in Germany, Donnelly Hohe GmbH & Co. KG and Donnelly Hohe Schleiz GmbH & Co. KG; three subsidiaries in Ireland, Donnelly Mirrors Limited, Donnelly Vision Systems Europe Limited and Eurotrim Limited; one in Spain, Donnelly Hohe Espana S.A.; one in France, Donnelly EuroGlas Systems SARL; one in Mexico, Donnelly de Mexico, S.A. de C.V.; and one in Malaysia, Varitronix EC.

The Company has various non-controlled joint ventures in emerging automotive markets. The Company has established the Asian and the South American markets as the top two emerging market priorities. As discussed in Item 1 (c) "Narrative Description of Business--Joint Ventures", the Company has three joint ventures located in China: Shanghai Donnelly Fu Hua, Shunde Donnelly Zhen Hua, and Shanghai Donnelly Ganxiang, and one in Brazil: Donnelly/Arteb.

A summary of the Company's operations by geographic area follows and does not include sales of joint ventures in which the Company holds a non-controlling ownership interest:

                                          Six Months      Fiscal Years Ended
                                            Ended     --------------------------
                                         December 31, July 3,  June 27, June 28,
In thousands                                 1999       1999     1998     1997
--------------------------------------------------------------------------------
Revenues:
North American:
  United States.........................   $223,791   $482,062 $420,544 $390,852
  Export:
    Americas............................     53,754    122,513   76,433   54,302
    Asia................................      4,853      6,847    3,313    2,825
    Europe..............................        488      1,355    2,002    1,829
    Other...............................        140        386      350       76
                                           --------   -------- -------- --------
                                           $283,026   $613,163 $502,642 $449,884
Germany.................................   $ 79,329    177,196  173,857  138,215
Ireland.................................     30,431     61,682   43,245   43,076
Other Foreign...........................     28,855     52,928   43,567   40,122
                                           --------   -------- -------- --------
                                           $421,641   $904,969 $763,311 $671,297
                                           ========   ======== ======== ========

                                         December 31, July 3,  June 27,
In thousands                                 1999       1999     1998
--------------------------------------------------------------------------------
Long-Lived Assets:
United States...........................   $125,750   $116,409 $ 99,518
Germany.................................     44,437     46,944   47,923
Ireland.................................      9,563      8,203    8,522
Other Foreign...........................     19,381     18,076   13,962
                                           --------   -------- --------
                                           $199,131   $189,632 $169,925
                                           ========   ======== ========

Fluctuating exchange rates and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of the Company's foreign operations.

ITEM 2. PROPERTIES

The Company, solely or through several joint ventures, owns or leases facilities which are located throughout North America, Europe, Asia and South America. The location, square footage and use of the most significant facilities at February 29, 2000, were as follows:

                                    Combined
Location of Facility             Square Footage                 Use
--------------------             --------------                 ---

North American Automotive Operations:
Holland, Michigan (10)*             963,000     Manufacturing, Warehouse and Office
Grand Haven, Michigan               156,000     Manufacturing, Warehouse and Office
Newaygo, Michigan*                  177,000     Manufacturing, Warehouse and Office
Norton Shores, Michigan*             24,000     Manufacturing and Office
Detroit, Michigan*                    4,000     Sales and Marketing Office
Mt. Sterling, Kentucky               45,000     Manufacturing, Warehouse and Office
Monterrey, Mexico                   132,000     Manufacturing, Warehouse and Office
Tokyo, Japan*                           200     Sales and Marketing Office

European Automotive Operations:
Naas, Ireland                        88,000     Manufacturing, Warehouse and Office
Manorhamilton, Ireland               25,000     Manufacturing, Warehouse and Office
Longford, Ireland*                   37,000     Manufacturing, Warehouse and Office
Langres, France*                     40,000     Manufacturing, Warehouse and Office
Nanterre, France*                     2,000     Sales and Marketing Office
Collenberg, Germany (2)*            228,000     Manufacturing, Warehouse and Office
Dorfprozelten, Germany*             319,000     Manufacturing, Warehouse and Office
Schleiz, Germany (2)*                95,000     Manufacturing, Warehouse and Office
Barcelona, Spain                     60,000     Manufacturing, Warehouse and Office
Palmela, Portugal                    17,000     Warehouse and Office
Goteborg, Sweden*                     3,000     Sales, Marketing and Design Office

Other Segments:
Holly, Michigan**                    35,000     Manufacturing, Warehouse and Office
Tucson, Arizona (3)**                66,000     Manufacturing, Warehouse and Office
Shunde, China**                      68,000     Manufacturing, Warehouse and Office
Shanghai, China**                    99,000     Manufacturing, Warehouse and Office
Yantai, China**                     143,000     Manufacturing, Warehouse and Office
Penang, Malaysia**                   23,000     Manufacturing and Office
Sao Bernardo do Compo, Brazil**      12,000     Manufacturing and Office

*Leased facilities. Four of the ten Holland, Michigan, facilities are leased.
   Approximately 165,000 square feet of the Dorfprozelten, Germany, facility is leased. One of the two Collenberg, Germany, as well as, one of the two Schliez, Germany, facilities are leased.

**Owned or leased by a joint venture.

The Company believes its facilities are modern, well maintained and adequately insured and are primarily utilized. Because of its rapid growth in sales, the Company is continually evaluating the need for additional office, manufacturing and warehouse space.

As of December 31, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $12.3 million.

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

On January 5, 2000, Sekurit Saint-Gobain U.S.A., Inc. ("Sekurit") filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan. The complaint alleges that the Company has induced infringement and contributorily infringed a patent relating to window assemblies for use in vehicles. The Company has not yet responded to this complaint. The Company believes that this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

The Company and its subsidiaries are involved in certain other legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. Although the Company maintains accruals for such claims when warranted, there can be no assurance that such accruals will continue to be adequate. The Company believes that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company's financial position, results of operations or liquidity, individually and in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders' Meeting held November 5, 1999, the shareholders voted on one proposal presented in the Company's 1999 definitive proxy statement. All Nominees for director were elected, each to serve until the 2000 annual meeting of shareholders, by the following votes:

                                                                                  Broker
Class A Common Stock                For                   Withheld               Non-Vote
--------------------             ----------               --------               --------
John A. Borden                   5,238,125                 39,871                  0
R. Eugene Goodson                5,233,734                 44,262                  0
Donald R. Uhlmann                5,242,770                 35,226                  0

Class B Common Stock
--------------------
J. Dwane Baumgardner             30,253,917                34,993                  0
Arnold F. Brookstone             30,253,917                34,993                  0
B. Patrick Donnelly, III         30,253,917                34,993                  0
Joan E. Donnelly                 30,253,917                34,993                  0
Thomas E. Leonard                30,253,917                34,993                  0
Gerald T. McNeive Jr.            30,253,917                34,993                  0
Rudolph B. Pruden                30,252,397                36,513                  0

ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

Senior Corporate and Executive Officers of Registrant.

The Senior Corporate and Executive Officers of the Company are as follows:

                                                                                Year
                                                                                First
                                                                               Elected
                                                                              Executive
Name                       Age Positions and Offices Held                      Officer
---------------------------------------------------------------------------------------
J.
 Dwane Baumgardner, Ph.D.  59  Director, Chairman, CEO, President               1978
John F. Donnelly Jr.       47  COO of Europe                                    1986
Maryam Komejan             49  Senior Vice President, Administration            1993
                                and Corporate Secretary
Niall R. Lynam, Ph.D.      45  Senior Vice President, CTO                       1992
Scott E. Reed              42  Senior Vice President, CFO                       1998
Russell B. Scaffede        50  Senior Vice President, Global Manufacturing      1995
Donn J. Viola              54  COO of North America                             1996
Ronald L. Winowiecki       33  Chief Accounting Officer, Corporate Controller   1998

John F. Donnelly Jr. is a descendant of Bernard P. Donnelly Sr. the Company's founder, and is the brother of Joan E. Donnelly, a director of the Company. B. Patrick Donnelly, III, Joan E. Donnelly, Thomas E. Leonard, Gerald T. McNeive Jr. and Rudolph B. Pruden, all Directors of the Company, are descendants of, or are married to descendants of Bernard P. Donnelly. There are no other family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Dwane Baumgardner has been Chief Executive Officer and a director since 1982, Chairman of the Board since 1986 and President since 1994. John F. Donnelly Jr. was elected Chief Operating Officer of the Company's European operations in September 1998. Prior to that time he was Senior Vice President from 1993 through 1998. Donn Viola joined the Company as Chief Operating Officer of the Company's North America operations in August 1996. Prior to joining the Company, he was Senior Executive Vice President, Chief Operating Officer and member of the Board of Directors for Mack Trucks Incorporated from 1994 to 1996. Maryam Komejan has been Senior Vice President since 1995, Vice President since 1993 and Corporate Secretary since 1989. Niall Lynam was elected Senior Vice President and Chief Technical Officer in 1996. Prior to that time he was Vice President from 1992 through 1996. Scott Reed joined the Company as Senior Vice President and Chief Financial Officer in September of 1998. Prior to joining the Company, he served as Director of International Finance for Chrysler Corporation from 1995 to 1998 and was Manager of Finance, Production Platform from 1993 to 1995 for Chrysler Corporation. Russ Scaffede has been Senior Vice President since April 1998 and Vice President since October 1995. Prior to joining the Company, he was employed from 1993 to 1995, by RWD Technologies, Inc., a consulting firm engaged in the development and implementation of lean manufacturing systems. Ron Winowiecki was elected Corporate Controller in August 1998. Prior to that time he was Controller of North American Operations since December 1996 and Assistant Controller since 1993.

Officers are elected by the Board of Directors.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

     Six months ended December 31, 1999

     ----------------------------------------------------------------------------------------------
      Fiscal                                                                              Dividends
      Quarter                High                           Low                           Declared
     ----------------------------------------------------------------------------------------------
      First                 $17.25                         $14.00                           $.10
      Second                 15.13                          13.00                           $.10
     ----------------------------------------------------------------------------------------------

     Fiscal year ended July 3, 1999
     ----------------------------------------------------------------------------------------------
      Fiscal                                                                              Dividends
      Quarter                High                           Low                           Declared
     ----------------------------------------------------------------------------------------------
      First                 $18.88                         $14.13                           $.10
      Second                 16.00                          12.50                            .10
      Third                  15.25                          12.13                            .10
      Fourth                 17.50                          12.88                            .10
     ----------------------------------------------------------------------------------------------

     Fiscal year ended July 27, 1998
     ----------------------------------------------------------------------------------------------
      Fiscal                                                                              Dividends
      Quarter                High                           Low                           Declared
     ----------------------------------------------------------------------------------------------
      First                 $23.75                         $16.75                           $.10
      Second                 22.44                          17.50                            .10
      Third                  19.31                          16.25                            .10
      Fourth                 22.38                          18.00                            .10
     ----------------------------------------------------------------------------------------------

As of February 29, 2000, the Company had approximately 942 holders of record of shares of Class A Common Stock.

ITEM 6.SELECTED FINANCIAL DATA

                                                  Fiscal Years
In thousands, except              --------------------------------------------
per share data            1999*     1999     1998     1997     1996     1995
-------------------------------------------------------------------------------

Net sales                $421,641 $904,969 $763,311 $671,297 $439,571 $383,340
Income before taxes on
 income                    27,137    9,693   19,179   12,005   12,349   16,823
Net Income                 18,031   10,592   13,009   10,020    8,454   11,009
Net income per common
 share--Basic                1.78     1.05     1.30     1.01     0.86     1.14
Net income per common
 share--Diluted              1.77     1.04     1.29     1.00     0.85     1.12
Dividends declared per
 common share                0.20     0.40     0.40     0.36     0.32     0.26
Total assets              428,863  395,101  377,885  358,293  271,492  223,788
Debt including current
 maturities               107,477   92,215  123,761  122,901  101,916   66,802
Preferred stock               531      531      531      531      531      531
Shareholders' equity
 (total)                  123,795  108,331  103,282   93,827   88,852   82,900
Restructuring and other
 charges (gain)                --    8,777    3,468    9,965    2,399   (2,265)

*For the transition period from July 4, 1999, to December 31, 1999.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers, (iv) market development of specific products of the Company, including electrochromic mirrors, (v) whether the Company successfully implements its European restructuring, (vi) fluctuations in foreign currencies and (vii) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

OVERVIEW

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. The years ended July 3, 1999; June 27, 1998; and June 28, 1997; each consisted of 53, 52 and 52 weeks, respectively. The six-month periods ended December 31, 1999, and January 2, 1999, consisted of 26 and 27 weeks, respectively. The six-month period ended December 31, 1999, is referred to as the transition period. All year and quarter references relate to the Company's prior fiscal years and fiscal quarters, unless otherwise stated.

Also in 1999, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The Company's results of operations for the transition period ended December 31, 1999, include the results of these subsidiaries for the six months ended November 30, 1999. The results of operations for the period of December 1 to December 31, 1999, for these subsidiaries were charged to retained earnings in order to report only six months of operating results. Cash flow activity for this same period is reflected as a single line item in the Combined Consolidated Statement of Cash Flows.

Unaudited financial information for the comparable six-month period ended January 2, 1999, is presented in footnote 2 to the Combined Consolidated Financial Statements and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

The Company's net sales and net income are subject to significant fluctuations attributable primarily to production schedules of the Company's major automotive customers. In addition, the Company has strong product content on light trucks, including sport utility vehicles ("SUVs"), as compared to automobiles. These factors cause results to fluctuate from period to period and year to year. The comparability of results on a period-to-period basis is also affected by the formation and disposition of subsidiaries, joint ventures and alliances, and acquisitions and investments in new product lines.

The Company has two reportable segments: North American Automotive Operations ("NAAO") and European Automotive Operations ("EAO"). The operating segments are managed separately as they each represent a strategic operational component that offers the Company's product lines to customers in different geographical markets.

Mergers, Joint Ventures and Sale of Investments

On September 14, 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture, resulting in a pretax gain of $14.1 million, or $0.82 per share, after tax. At the closing, in consideration for its interest in Lear Donnelly, the Company received a Lear Donnelly product line and other net proceeds of $28.4 million, which consisted of $24.2 million in cash as well as certain assets, net of liabilities assumed. The Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999.

At the time of the sale, the value of the product line transferred to the Company and other related issues remained in negotiation or arbitration for determination of final valuation. Management recorded an estimate at the time of the sale for the expected outcome of these negotiations based on the best information available. In December 1999, the Company completed the final negotiation of these issues, which included the purchase of another product line for cash of $2.4 million. The final negotiated settlement resulted in an additional pretax gain to the Company of $4.4 million, or $0.29 per share, after tax, which was recognized in the second quarter of the transition period.

Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to their final customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts manufactured by Lear Donnelly, future annual net sales are expected to be reduced by approximately $60 million to $65 million. Since the joint venture operated at approximately break-even since its formation, the sale is not expected to have a material impact on the Company's future results of operations. However, gross profit and operating margins as a percent of sales for future periods should be favorably impacted.

In April 1999, the Company formed Schott-Donnelly LLC Smart Glass Solutions ("Schott Donnelly"), a 50-50 joint venture with Schott North America Manufacturing, Inc. ("Schott"), a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture is developing electrochromic glass for automotive and architectural applications. The Company contributed certain assets and liabilities upon the formation of the joint venture and received $2 million in cash, which was recorded as a pretax gain. In accordance with the LLC operating agreement, losses generated by the joint venture will be allocated to Schott until Schott has contributed $9.5 million.

In 1999, the Company began consolidating the financial statements of Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC"). Varitronix EC is based in Malaysia and is the Company's 50-50, controlled joint venture with the Malaysian subsidiary of Varitronix International Ltd. ("Varitronix"). Varitronix, based in Hong Kong, is a global leader in the market for liquid crystal displays and electronic systems. Varitronix EC provides support for the Company's worldwide electrochromic mirror production.

In the second and third quarters of 1999, the Company sold its remaining interest in VISION Group plc ("VISION Group"). The Company received $8.6 million in proceeds and recognized a combined pretax gain of approximately $5.5 million, or $0.35 per share, after tax. In the second quarter of 1997, the Company sold a portion of its investment in VISION Group in conjunction with a public offering of VISION Group shares, resulting in a $0.9 million pretax gain. The Company's equity in the financial results of VISION Group is no longer included in the Company's financial statements after November 1, 1998.

In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation ("Optics"), into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. The Company accounts for its investment in AIG on the cost method and therefore, the financial results of Optics are no longer included in the Company's financial statements after December 1, 1998.

In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation ("AFC") during an initial public offering. The Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a pretax gain of approximately $4.6 million, or $0.22 per share, after tax. The Company's equity in the financial results of AFC is no longer included in the Company's financial statements.

Restructuring

In February 1999, the Company announced a European turnaround plan. The turnaround plan was based on a strategy to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a customer focused structure, 2) consolidating two of the German manufacturing facilities, 3) implementing throughout Europe the Donnelly Production System, the Company's approach to lean manufacturing processes, and 4) by re-aligning sales and engineering functions throughout Europe. The Company has combined the remaining actions of the 1997 restructuring, which primarily consisted of the elimination and outsourcing of redundant operations in Germany, with the new European turnaround initiative. In the fourth quarter of 1997, the Company recorded a $10.0 million pretax restructuring charge, or $4.0 million at net income, for this plan. A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the restructuring plan.

In the third quarter of fiscal 1999, an $8.8 million pretax restructuring charge, or $3.5 million at net income, was recorded for the European turnaround plan. The restructuring charge included $1.4 million for the impairment of assets and a reserve of $7.4 million for anticipated incremental cash expenditures for the severance and voluntary incentive programs for approximately 200 production, production support, sales and engineering employees. The Company is also funding approximately $4.3 million for the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the turnaround plan. These costs do not qualify as restructuring under Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and therefore are included in the Company's capital expenditures and operating expenses. As of December 31, 1999, $1.4 million was expended for the completion of these facilities with the remaining expenditures expected to be made by the end of May 2000, the majority of which will be capitalized. It is expected that all actions associated with the plan will be substantially completed by the end of calendar year 2000.

As of December 31, 1999, cash payments of $6.8 million (including the impact of exchange rate adjustments) had been incurred for the termination of 146 employees associated with the plan. In addition, the Company has experienced a net reduction of approximately 15 employees through natural attrition. Cash payments of approximately $8.5 million are expected to be required over the next twelve months to support these plans primarily for the payment of future severance and voluntary termination benefits.

RESULTS OF OPERATIONS

Comparison of the six-month periods ended December 31, 1999, and January 2,
1999

North American Automotive Operations ("NAAO")

NAAO net sales increased approximately 3% for the six-month period ended December 31, 1999, compared to the same period of calendar 1998. For the three-month period ended December 31, 1999, net sales decreased $5.3 million, or 4%. North American car and light truck build increased approximately 6% for the six-month period while the three-month October to December period was flat, compared to the same periods in calendar 1998. The decrease in NAAO net sales was primarily due to lower sales for modular window and door handle products and a 26 week and 13 week periods versus 27 week and 14 week comparable periods. The Company expects sales for each of these product groups to be flat or slightly lower in calendar 2000. Modular window sales were lower primarily due to glass price decreases, which impact the final customer sales price, and flat unit sales of light truck and SUVs that include the Company's products. Although modular window sales may be effected due to changes in glass pricing from customer directed suppliers, gross profit is not impacted because these price changes are passed through to the customer. While modular window unit sales are expected to remain strong, total net sales for these products are expected to remain at current levels. The Company has benefited from strong penetration and content in the light truck and SUV market segment which is expected to remain flat. Door handle product sales are lower due to the Company's decision to replace existing capacity for certain door handle programs with higher value-added complete outside mirror products. Future sales for outside mirrors and inside mirror products with strong value-added content are expected to provide the main growth for NAAO in the foreseeable future.

NAAO gross profit margins were flat for the six-month period and slightly higher for the three-month period ending December 31, 1999, compared to the same periods in the previous year. Margins improved primarily due to a more favorable product mix and operational performance in modular windows. Gross profit margins were also positively influenced by after-market sales for complete outside mirrors. The Company expects gross profit margins to remain consistent with current performance levels. The ability of the Company to maintain gross profit margins is dependent upon the successful launch of new booked business and offsetting continued customer pricing pressures. In addition, the Company may experience changes in gross profit margins based on the sales growth or change in mix between lower-margin and that of higher-margin products. It is expected that future changes in revenue will be balanced between higher- and lower-margin products.

The Company's North American operating margins were slightly improved in both the six- and three-month periods compared to the same periods last year. Improved gross profit margins and lower selling, general and administrative expenses primarily accounted for the improvement. During 1999, NAAO implemented a cost reduction program to focus administrative functional groups on best-in-class performance. This program resulted in reduced spending levels at NAAO for these expenses.

European Automotive Operations ("EAO")

EAO net sales decreased approximately 3% and 8% for the six- and three-month periods, respectively, compared to the same periods last year. The decrease in net sales is primarily due to a stronger dollar relative to European currencies compared to the same period last year, lower complete outside mirror product sales in Germany, lower prism component sales in Ireland and an increase to warranty reserves in the period. If exchange rates in the six- and three-month periods were consistent with the same periods last year, EAO net sales would have been slightly positive for the six-month period with approximately a 4% decrease for the three-month period ended December 31, 1999. The lower sales in complete outside mirrors and prism components are primarily due to management's strategy to exit unprofitable products in these markets. European car build, while relatively flat for the period, remained strong.

EAO gross profit margins were slightly improved for the six- and three-month periods compared to the same periods of calendar 1998. EAO experienced improvements in gross profit margins in operating facilities in both Ireland and Germany. Overall sales price pressures in Europe were offset by improvements in purchase material costs, impact of restructuring initiatives and general operational productivity improvements.

EAO operating income was improved for the six-month and three-month periods ending December 31, 1999, compared to the same periods in the previous year. Improved gross profit margins, lower selling, general, administrative and research and development costs offset the impact of lower sales volumes for both the six- and three-month periods.

Company

Net sales were $421.6 million for the six-month period ended December 31, 1999, compared to $428.7 million in the same period last year, a decrease of approximately 1.6%. Net sales for the three-month period decreased $26.4 million, or 11%. The decrease in net sales is mainly due to the sale of the Company's interest in Lear Donnelly, a stronger dollar relative to European currencies, lower sales in certain automotive products or markets and 26 week and 13 week periods versus 27 week and 14 week comparable periods. Suppliers in the automotive industry continue to experience significant price demands from their customers. While these price demands continue to place significant pressure on the Company's gross profit and operating margins, they did not have a material impact on net sales for the six-month periods reported. The impact of price demands on gross profit margins is dependant upon the ability of the Company to offset these decreases by improvements in purchase material prices, product design changes and overall operations productivity improvements.

Gross profit margin for the six months ended December 31, 1999, was 15.3% compared to 14.4% in the same period last year. Gross profit margin for the three-month period ended December 31, 1999, was 16.5% compared to 14.7% in the same period last year. The improved gross profit margins are primarily due to the sale of Lear Donnelly and stronger gross profit margins in Europe.

Selling, general and administrative expenses were $37.3 million, or 8.8% of net sales, for the six-month period ended December 31, 1999, compared to $40.6 million, or 9.5% of net sales, in the same period last year. The 8% reduction is primarily a result of the Company's reduction of these expenses in both North America and Europe by focusing on best-in-class performance and the impact of the Optics merger effective December 1, 1998.

Research and development expenses were $16.5 million, or 3.9% of net sales, for the six-month period ended December 31, 1999, compared to $19.1 million, or 4.4% of net sales, in the same period last year. These expenses were lower due to the formation of Schott Donnelly and the Optics merger.

Operating income was $10.8 million for the six-month period ended December 31, 1999, compared to $2.2 million for the same period last year. Operating income for the respective quarters was $7.8 million, or 3.7% of net sales, compared to $3.3 million, or 1.4% of net sales. Operating income as a percent of net sales was stronger due to stronger gross profit margins and lower selling, general and administrative expenses.

Interest expense was $2.9 million for the six-month period ended December 31, 1999, compared to $4.2 million for the same period last year. Interest expense was lower primarily due to lower average debt and capitalization of certain interest costs during the periods presented.

On September 14, 1999, the Company sold its 50% interest in Lear Donnelly to Lear, its partner in the joint venture, resulting in a one-time pretax gain of $14.1 million, or $0.82 per share, after tax. At the time of the sale, the value of the product line transferred to the Company and other related issues remained in negotiation or arbitration for determination of final valuation and ownership. Management recorded an estimate at the time of the sale for the expected outcome of these negotiations based on the best information available. In December 1999, the Company completed the final negotiation of these issues, and purchased another product line for cash of $2.4 million. The final negotiated settlement resulted in an additional pretax gain to the Company of $4.4 million, or $0.29 per share, after tax, which was recognized in the second quarter of the transition period.

Income tax expense for the six-month period ended December 31, 1999, was $9.6 million, on a pretax income of $27.1 million, for an effective tax rate of 35.3%. The Company's effective tax rate will vary based on the level and mix in pretax earnings in countries with varying effective tax rates, availability of tax benefits and unusual pretax gains or losses.

The Company has recorded $14.6 million and $12.4 million of deferred tax assets on foreign non-expiring net operating loss carry-forwards at December 31, 1999, and July 3, 1999, respectively. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets are expected to be realized based on the improvements from the restructuring initiative, which is expected to be substantially complete by the end of calendar 2000, and continuous improvement in overall operational earnings from the implementation of the Company's production system throughout Europe.

Minority interest in net (income) loss of subsidiaries was $0.9 million for the six-month period ended December 31, 1999, compared to ($0.1) million for the same period last year. The change is primarily due to operating losses at Varitronix EC.

Equity in earnings (losses) of affiliated companies improved to $0.6 million for the six-month period ended December 31, 1999, from ($0.4) million in the same period last year. This is primarily related to the sale of the Company's interest in VISION Group, which was incurring operating losses, operational improvements at the Company's joint ventures in China and Lear Donnelly.

Effective July 4, 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities". SOP 98-5 requires companies to expense costs of start-up activities and organization costs as incurred. A one-time charge of $1.0 million, net of tax, was taken against net income as a cumulative effect of a change in accounting principle for the write-off of previously capitalized start-up and organization costs.

The Company is committed to improving shareholder value with a strategic plan focussed on the following key areas: developing core automotive products, primarily by increasing dollar content per vehicle through the expansion of market share of existing products, introduction of new technologies and increasing volume through penetration into new and emerging markets; improving the overall operating performance of the Company's European Operations; extending the Company's capabilities in value-added electronics technologies; and repositioning non-core businesses, as appropriate, through merging or divesting these businesses.

The Company believes that these strategic initiatives have established the foundation for the Company's ability to improve shareholder value. Excluding unusual and non-recurring items, the unaudited net income from operations for calendar 1999 was $17.8 million, a record for the Company. These financial developments combined with the strong commercial developments for new orders booked (initially launching in late calendar 2000) and the continued introduction of advanced technologies support the Company's ability to grow shareholder value. Management remains committed to the overall strategies of continued implementation of the Company's operational systems, introducing new and innovative technologies, focusing on core businesses and developing and enabling highly skilled people.

Comparison of 1999 to 1998

North American Automotive Operations

NAAO net sales increased approximately 15.4% in 1999 compared to 1998. The increase was primarily due to programs launched in 1998 running at full production volumes in 1999, new product introductions in the modular window product line, stronger North American car and light truck build and a 53 week versus 52 week year. North American car and light truck build increased approximately 6% in 1999 compared to 1998.

NAAO gross profit was higher in 1999 compared to 1998 primarily due to the stronger sales levels. However, gross profit margins decreased as a percent of net sales due to significant customer pricing pressures and a more rapid rate of revenue growth in modular window net sales, relative to the net sales growth of other products, such as mirrors, which have higher gross profit margins. Improvements in purchased material costs partially offset pressures on gross profit margins. A favorable arbitration award also offset costs associated with visor programs and also improved margins in 1998.

NAAO operating margins were flat in 1999 compared to 1998. Higher sales volumes and lower selling, general and administrative and research and development costs as a percent to net sales were offset by an unfavorable mix of lower margin products and significant customer pricing pressures.

European Automotive Operations

EAO net sales increased approximately 7.3% in 1999 compared to 1998. This was primarily due to the launch of new electrochromic mirrors and product content on strong selling vehicles. European car build, while relatively flat in 1999 compared to 1998, remained strong. Exchange rates did not have a material effect on the comparability of net sales between 1999 and 1998.

EAO gross profit margin increased slightly in 1999 compared to 1998. Gross profit performance at the operations in Spain and France continued to remain strong. EAO gross profit margins improved despite inventory write-offs and other expenses associated with the 1999 European turnaround plan and an increase to warranty reserves. Improvements in purchased material costs and a one-time supplier rebate in the third quarter of 1999 partially offset these expenses.

In the third quarter of fiscal 1999, an $8.8 million pretax restructuring charge, or $3.5 million at income, was recorded for the European turnaround plan. The restructuring charge included $1.4 million for the impairment of assets and a reserve of $7.4 million for anticipated incremental cash expenditures for the severance and voluntary incentive programs for approximately 200 production, production support, sales and engineering employees.

EAO operating income was lower in 1999 compared to 1998 primarily due to the European turnaround plan. EAO operating income was also impacted by approximately $0.9 million of costs associated with the year 2000 remediation process.

Company

Net sales were $905.0 million in 1999 compared to $763.3 million in 1998, an increase of approximately 19%. While customer price demands continued to place significant pressure on gross profits and operating margins, they did not have a material impact on net sales for 1999 or 1998.

Gross profit margin was 14.8% in 1999 compared to 17.1% in 1998. The lower gross profit margin is primarily due to Lear Donnelly (which is accounted for under the equity method), relatively greater revenue growth of products with lower profit margins at NAAO, significant global pricing pressures and inventory write-offs and other expenses associated with the 1999 European turnaround plan.

Selling, general and administrative expenses were flat at 9.2% of net sales in 1999 and 1998, primarily as a result of the Company's ability to leverage these expenses on higher sales volumes. In addition, these expenses were lower for the year due to the Optics merger effective December 1, 1998.

Research and development expenses were $34.2 million in 1999, compared to $36.4 million in 1998. These expenses were lower for the year primarily due to Lear Donnelly, the formation of Schott Donnelly and Donnelly Electronics, Inc. and the Optics merger.

In the fourth quarter of 1998, the Company recognized a $3.5 million pretax charge against operating income, or $2.3 million after tax, due to the cancellation of a customer order at Optics relating to market dynamics in the digital imaging sector of the computer industry. The charge primarily consisted of a write-off of tooling and other current assets and severance of approximately 25 manufacturing and administrative personnel. The severance cash payments were completed in the second quarter of 1999.

Operating income was $8.1 million in 1999 compared to $20.4 million in 1998, or 0.9% and 2.7% of net sales, respectively. Operating margins were lower in 1999 primarily due to the restructuring charge and costs associated with the 1999 European turnaround plan and higher growth in sales at NAAO of lower margin products. Operating income in 1998 benefited from the favorable arbitration settlement, which offset costs on certain visor programs. However, 1998 was unfavorably impacted by the charge at Optics. Lear Donnelly did not have a material impact on the Company's operating margins for the twelve-month period.

Interest expense were $7.9 million and $8.3 million in 1999 and 1998, respectively. Interest expense were lower primarily due to lower average debt during 1999 compared to 1998. Royalty income was $0.8 million and $0.1 million in 1999 and 1998, respectively.

Other income, net were $2.6 million and $1.9 million in 1999 and 1998, respectively. In the fourth quarter of 1999, the Company formed Schott Donnelly and received $2 million in cash at the time of the joint venture formation, which was recorded as a pretax gain.

In the second and third quarters of fiscal 1999, the Company sold its remaining interest in VISION Group. The Company received $8.6 million in proceeds and recognized a combined pretax gain of approximately $5.5 million, or $0.35 per share, after tax. The Company's equity in the financial results of VISION Group is no longer included in the Company's financial statements after November 1, 1998.

In the second quarter of 1998, the Company sold its 50% interest in AFC during an initial public offering. The Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a pretax gain of approximately $4.6 million, or $0.22 per share, after tax. The Company's equity in the financial results of AFC is no longer included in the Company's financial statements.

The Company's effective tax rate was 15.8% in 1999, compared to 26.3% in 1998. The lower effective tax rate is the result of tax benefits recognized on domestic export sales and domestic U.S. research tax credits. While these items were equal to 1998 levels, the relative percent to the Company's lower pretax earnings was higher. In addition, local trade tax benefits in Germany favorably impacted the Company's effective tax rate. These benefits were partially offset by foreign operating losses at Varitronix EC for which no net operating loss carryforward can be utilized due to tax treatment relating to start-up companies in Malaysia.

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

Comparison of 1998 to 1997

North American Automotive Operations

NAAO net sales increased by approximately 4.8% in 1998 compared to 1997. The increase was primarily due to programs launched in 1997 running at full production volumes in 1998 and new product introductions in the modular window, door handle and interior trim product lines. The increase in North American net sales occurred despite the fact that automotive industry production increased less than 3%.

NAAO gross profit and operating margins were lower in 1998 due to stronger sales on products with lower margins, primarily modular windows, and continued customer pricing pressures. In addition, a favorable arbitration award in 1998 offset costs associated with visor programs and improved margins in 1998.

European Automotive Operations

EAO net sales increased by approximately 17.8% in 1998 compared to 1997, primarily due to the consolidation of the Company's German subsidiary, Donnelly Hohe GmbH and Co. K.G. ("Donnelly Hohe"). As a result of acquiring a controlling interest in the general partner of Donnelly Hohe, the Company began consolidating the financial statements of Donnelly Hohe beginning in the second quarter of 1997. EAO net sales as reported in the local currencies for these operations increased moderately in 1998 compared to 1997, including Donnelly Hohe for the entire twelve-month period for both years. However, due to the increased strength of the dollar relative to the German mark, Irish punt and French franc in 1998 compared to 1997, the reported net sales in dollars for EAO were down slightly compared to 1997.

EAO gross profit was higher in 1998 due to the consolidation of Donnelly Hohe. EAO gross profit margins were slightly lower in 1998 compared to 1997. The inclusion of Donnelly Hohe for a full twelve months in 1998 unfavorably impacted margins due to the first quarter performance of this operation being included in 1998. Margins for Donnelly Hohe are traditionally lower in the first quarter due to lower sales volumes caused by industry shutdowns. On a comparable twelve-month basis, the gross profit margins at Donnelly Hohe were flat. Gross profit margins at the Company's Irish operations improved in 1998 compared to 1997 due to launch issues in 1997, partially offsetting the impact of Donnelly Hohe.

In May 1997, the Company announced a European restructuring plan to realign manufacturing capacity, improve operating efficiencies and to reduce future operating costs. A $10.0 million pretax restructuring charge, or $4.0 million charge to net income, was recorded for this plan.

EAO operating income increased in 1998 compared to 1997 primarily due to the impact of the restructuring charge in 1997.

Company

Net sales were $763.3 million in 1998 compared to $671.3 million in 1997, an increase of approximately 13.7%, which was primarily the result of the consolidation of Donnelly Hohe for the entire twelve-month period and stronger NAAO sales. Pro forma net sales for 1997 were approximately $719.5 million including Donnelly Hohe's net sales for the first quarter. Price pressures from the Company's customers did not have a material impact on net sales for 1998 or 1997.

Gross profit margin was 17.1% in 1998 compared to 18.9% in 1997. Gross profit margins are lower primarily due to the formation of Lear Donnelly, lower NAAO gross profit margins and the consolidation of Donnelly Hohe.

Selling, general and administrative expenses decreased to 9.2% of net sales in 1998 from 9.9% of net sales in 1997, primarily due to the formation of Lear Donnelly. These costs are lower as a percent to sales due to certain general and administrative functions to support the interior trim and lighting business being transferred to Lear Donnelly, which is accounted for under the equity method.

Research and development expenses were $36.4 million in 1998 compared to $32.5 million in 1997. These expenses were flat as a percent of sales in 1998 compared to 1997.

In the fourth quarter of 1998, Optics recognized a $3.5 million pretax charge against operating income, or $2.3 million, after tax (see Note 5).

Operating income increased from $17.7 million in 1997 to $20.4 million in 1998. However, operating income was lower in 1998 as a percent of net sales, primarily due to losses associated with the start-up of Optics, an unfavorable product mix in NAAO and the $3.5 million pretax charge at Optics. The formation of Lear Donnelly did not have a significant impact on operating margins.

Interest expense was $8.3 million in 1998 compared to $9.5 million in 1997. Interest expense was lower primarily due to lower average debt during 1998 compared to 1997. In the second quarter of 1997, the Company entered into an agreement to sell an interest in a defined pool of trade accounts receivable with the proceeds used to reduce revolving lines of credit.

Royalty income was $0.1 million in 1998 compared to $1.5 million in 1997. Royalty income declined due to the completion of various licensing agreements with companies in Asia.

Other income was $1.9 million in 1998 compared to $0.8 million in 1997. Other income was higher primarily due to grant income and foreign currency transaction gains recognized in EAO.

In the second quarter of 1997, the Company sold 2.5% of its holding in VISION Group resulting in a $0.9 million pretax gain. In the second quarter of 1998, the Company sold its 50% interest in AFC during an initial public offering. The Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a pretax gain of approximately $4.6 million, or $0.22 per share, after tax.

The Company's effective tax rate was 26.3% in 1998, compared to 23.2% in 1997. The lower tax rate in 1997 was due to operating losses in Germany at higher tax rates.

Minority interest in net loss of subsidiaries was $0.4 million in 1998 compared to $1.1 million in 1997. Equity in losses of affiliated companies was ($1.5) million in 1998 compared to ($0.3) million in 1997. Equity earnings of affiliated companies were significantly lower in 1998 due to losses incurred at VISION Group, which were incurred due to slower than anticipated consumer acceptance for VISION Group's integrated camera microchip products. In the second and third quarters of 1999, the Company sold its entire interest in VISION Group.

Net income was $13.0 million in 1998 compared to $10.0 million in 1997. Net income for 1998 included a $2.2 million net gain, after taxes associated with the sale of AFC, offset by a $2.3 million, after tax charge at Optics.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.2 on December 31, 1999; 1.1 at July 3, 1999; and 1.5 at June 27, 1998. Working capital was $25.3 million at December 31, 1999; compared to $7.3 million at July 3, 1999; and $58.3 million at June 27, 1998. The most significant factor causing variances in working capital is the timing of customer payments relative to the balance sheet dates. The Company's North American customers provide payment on pre-established dates ranging from the 28th to the 30th of each month. Therefore, a number of customer payments were not received by June 27, 1998, resulting in higher accounts receivable at that date. The receipt of customer payments, combined with more active working capital management, provided funds that were used to reduce revolving lines of credit as of July 3, 1999. Working capital was also impacted by the restructuring charge taken in the third quarter of 1999. Working capital at December 31, 1999, was impacted by higher inventory levels compared to previous periods, due to year 2000 contingency planning and inventory builds for program transitions. At December 31, 1999, the total restructuring reserve of $9.1 million is classified as short-term. At July 3, 1999, the restructuring reserve was $10.1 million, of which $7.7 million was classified as short-term.

At December 31, 1999; July 3, 1999; and June 27, 1998; $38.4 million, $40.4 million and $40.3 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement were used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2000, however it is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures for the six months ended December 31, 1999, and January 2, 1999, were $21.7 million and $26.5 million, respectively. Capital expenditures in 1999, 1998 and 1997 were $57.8 million, $46.2 million and $35.2 million, respectively. Capital spending was primarily to support new business orders; the implementation of new manufacturing, distribution and administrative information systems; and to support continuous improvement activities of the Company. Capital spending the next twelve to eighteen months is expected to remain near current spending levels to support the continued launch of new business orders, the implementation of new manufacturing, distribution and administrative information systems globally, and capital expenditures related to the 1999 European turnaround plan.

The Company's $16 million multi-currency global revolving credit agreement had borrowings against it of $42.5 million, $22.5 million and $47.5 million as of December 31, 1999; July 3, 1999; and June 27, 1998; respectively. Total long-term borrowing increased by $20.3 million at December 31, 1999, compared to July 3, 1999, primarily to support higher working capital and capital expenditure requirements.

The Company announced significant restructuring plans in fiscal 1997 and 1999 to improve the overall profitability of EAO (see Note 5). Cash payments of approximately $8.5 million are expected to be required over the next twelve months to support these plans, primarily for the payment of severance and voluntary termination benefits. In addition, the Company will also require approximately $2.9 million for the remaining construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the 1999 European turnaround plan, the majority of which will be capitalized.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company.

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

The Company utilizes interest rate swaps and foreign exchange contracts, from time to time, to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss in the event of nonperformance by any party under these agreements is not material.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the implementation of this new standard to have a material impact on its results of operations or financial position.

No other recently issued accounting standards are expected to have a material impact on the Company.

Year 2000 Data Conversion

The Company successfully completed the appropriate assessment, remediation and testing processes necessary to resolve the year 2000 issue in a timely fashion. No significant issues were identified by management and no interruption to the Company's business systems, product performance or supply to customers was experienced.

The Company's operations in North America replaced their existing manufacturing, distribution and administrative applications with new software, which is year 2000 compliant, as well as modified their current legacy systems to make them year 2000 compliant. The decisions to replace these systems were primarily based on ongoing and expected future industry requirements and the inability of the current applications to meet these expectations. The Company did not accelerate the plans to replace these systems because of the year 2000 issue. A contingency plan had been developed which included continuing use of current legacy system manufacturing and distribution software, which had been remediated to be year 2000 compliant. Total cost for all North American year 2000 efforts was less than $0.5 million.

In Europe, the Company had completed the remediation process for facilities, embedded systems and information systems. None of the existing business application systems were replaced. The total cost of the remediation process for Europe was approximately $0.9 million.

All joint ventures of the Company were either year 2000 compliant or completed the necessary actions required to assure no interruption to business systems, product performance or supply to customers. Cost associated with the year 2000 issue at the Company's joint ventures was immaterial. In addition, all critical customers, suppliers and other third party business partners are believed to be year 2000 compliant.

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

The Company created an internal, pan-European, cross-functional team, as well as internal teams at each operation affected by the change, to address operational implementation issues and investigate strategic opportunities due to the introduction of the euro. The Company has established action plans that are currently being implemented to address the euro's impact on information systems, currency exchange risk, taxation, contracts, competition and pricing. The Company anticipates benefiting from the introduction of the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe and increased efficiency in centralized European cash management. The Company has commenced conversion of its European operations from national currency to the euro. The change in functional currency is proceeding as planned and is expected to be completed in the middle of calendar 2001.

The Company does not presently expect that the introduction and use of the euro will materially affect the Company's foreign exchange hedging activities or the Company's use of derivative instruments. Any costs associated with the introduction of the euro will be expensed as incurred. The Company does not believe that the introduction of the euro will have a material impact on its results of operations or financial position.

ITEM 7 (a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1-- Summary of Significant Accounting Policies, in the Notes to the Combined Consolidated Financial Statements, which is included in Item 8 of this Form 10-K report. Additional information relating to financial instruments and debt is included in Note 8--Financial Instruments and Note 6--Debt and Other Financing Arrangements, which are included in Item 8 of this Form 10-K report. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

International operations are primarily based in Europe and, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute a significant portion of the revenues and identifiable assets of the Company and totaled $136 million and $143 million, respectively, as of and for the transition period ended December 31, 1999, and $281 million and $139 million, respectively, as of and for the year ended July 3, 1999. A predominant portion of these international revenues and identifiable assets are based in German marks. The

Company has significant loans to foreign affiliates, which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency transaction adjustments on these long-term advances to affiliates and the foreign currency translation adjustment of the Company's net investment in these affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. Since the Company manufactures its products in a number of locations around the world, it has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance partially its foreign currency transaction risk.

Selective foreign currency commitments and transaction exposures are partially hedged. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, it borrows in local currencies to reduce such exposure. The Company is also exposed to fluctuations in other currencies including: British pounds, French francs, Irish punts, Japanese yen, Mexican pesos, Spanish pesetas, Malaysian ringit and Brazilian reals. The fair value of the foreign currency contracts outstanding has been immaterial each of the last two years and the transition period.

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

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize interest costs. Nearly half of the Company's long-term debt is fixed and an additional $30 million is effectively fixed through interest rate swaps as outlined below.

As of 12/31/99:
Interest Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

                                                                                      Fair value
Year ending  In thousands   2000    2001    2002    2003    2004   Thereafter  Total   12/31/99
------------------------------------------------------------------------------------------------
Liabilities:

Long-term Debt
 Fixed Rate                $     0 $11,666 $10,708 $12,084 $ 6,709  $ 6,833   $48,000  $47,836
  Avg. Interest
  Rate 6.99%
 Variable Rate             $    94 $   714 $ 6,183 $23,141 $17,406  $11,939   $59,477  $59,477
  Avg. Interest
  Rate 4.72%

Interest Rate Derivative Financial Instruments Related to Debt:

Interest Rate
 Swaps
 Pay
  Variable/Receive
  Fixed                    $20,000 $     0 $ 5,000 $ 5,000 $     0  $     0   $30,000  $  (230)
  Avg. Pay Rate
  7.02%
  Avg. Receive
  Rate 6.48%

Exchange Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity
                                                                                      Fair value
Year ending  In thousands   2000    2001    2002    2003    2004   Thereafter  Total   12/31/99
------------------------------------------------------------------------------------------------
Liabilities:
Long-term Debt
 Fixed Rate--US
  Dollar                   $     0 $11,666 $10,708 $12,084 $ 6,709  $ 6,833   $48,000  $47,836
 Variable Rate--US
  Dollar                   $     0 $   209 $ 2,639 $ 9,477 $ 7,197  $ 9,733   $29,255  $29,255
 Variable Rate--
  Euro                     $    94 $   505 $ 3,543 $13,665 $10,209  $ 2,206   $30,222  $30,222

As of 7/3/99:
Interest Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

Year ending In                                                                        Fair value
thousands             1999*  2000   2001    2002    2003    2004   Thereafter  Total    7/3/99
----------------------------------------------------------------------------------------------------
Liabilities:
Long-term Debt
 Fixed Rate            $ 0  $9,333 $12,106 $12,668 $ 8,728 $ 5,000  $ 3,665   $51,500  $52,329
  Avg. Interest Rate
  6.98%
 Variable Rate         $25  $3,064 $    40 $   553 $13,067 $13,669  $10,297   $40,715  $40,715
  Avg. Interest Rate
  3.58%

Interest Rate Derivative Financial Instruments Related to Debt:

Interest Rate Swaps
 Pay Variable/Receive
 Fixed                        $ 0 $ 0 $ 0 $5,000 $25,000 $ 0 $ 0 $30,000 $(739)
   Avg. Pay Rate 7.40%
   Avg. Receive Rate 5.85%

*Refers to transition period ending December 31, 1999.

Exchange Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

Year
ending In                                                                     Fair value
thousands     1999*  2000   2001    2002    2003    2004   Thereafter  Total    7/3/99
----------------------------------------------------------------------------------------
Liabilities:
Long-term
Debt
 Fixed
  Rate--US
  Dollar       $ 0  $9,333 $12,106 $12,668 $ 8,728 $ 5,000   $3,665   $51,500  $52,329
 Variable
  Rate--US
  Dollar       $ 0  $   93 $    40 $    49 $    65 $    60   $9,522   $ 9,829  $ 9,829
 Variable
  Rate--Euro   $25  $2,971 $     0 $   504 $13,002 $10,237   $4,147   $30,886  $30,886

*Refers to transition period ending December 31, 1999.

As of 6/27/98:
Interest Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

Year ending In                                                               Fair value
thousands            1999   2000   2001    2002    2003   Thereafter  Total   6/27/98
---------------------------------------------------------------------------------------
Liabilities:
Long-term Debt
 Fixed Rate         $    0 $7,000 $11,667 $10,604 $11,517  $15,937   $56,725  $58,540
   Avg. Interest
   Rate 6.93%
 Variable Rate      $2,067 $1,894 $ 1,866 $   250 $18,372  $42,532   $66,981  $66,981
   Avg. Interest
   Rate 4.44%

Interest Rate Derivative Financial Instruments Related to Debt:
Interest Rate
 Swaps
 Pay
 Variable/Receive
 Fixed              $    0 $    0 $     0 $ 5,000 $25,000  $     0   $30,000  $(1,140)
  Avg. Pay Rate
  7.17%
  Avg. Receive
  Rate 6.14%

Exchange Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

Year
ending In                                                              Fair value
thousands      1999   2000   2001    2002    2003   Thereafter  Total   6/27/98
---------------------------------------------------------------------------------
Liabilities:
Long-term Debt
 Fixed
  Rate--US
  Dollar      $    0 $7,000 $11,667 $10,604 $11,517  $15,937   $56,725  $58,540

 Variable
  Rate--US
  Dollar      $  133 $  119 $   117 $    54 $ 3,869  $15,911   $20,203  $20,203
 Variable
  Rate--
  German
  mark        $1,934 $1,775 $ 1,749 $   196 $12,658  $23,547   $41,859  $41,859
 Variable
  Rate--
  Other       $    0 $    0 $     0 $     0 $ 1,845  $ 3,074   $ 4,919  $ 4,919

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data for the Company are on the following pages 36 through 65.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                         Page
                                                                         -----
Combined Consolidated Statements of Income for the six months ended
 December 31, 1999, and years ended July 3, 1999; June 27, 1998; and
 June 28, 1997..........................................................    37

Combined Consolidated Balance Sheets as of December 31, 1999; July 3,
 1999; and June 27, 1998................................................    38

Combined Consolidated Statements of Cash Flows for six months ended
 December 31, 1999; and years ended July 3, 1999; June 27, 1998; and
 June 28, 1997..........................................................    39

Combined Consolidated Statements of Shareholders' Equity for the six
 months ended December 31, 1999, and years ended July 3, 1999; June 27,
 1998; and June 28, 1997................................................ 40-41

Notes to Combined Consolidated Financial Statements.....................    42

Management's Responsibility for Financial Reporting.....................    64

Report of Independent Certified Public Accountants......................    65

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                        Six Months      Fiscal Years Ended
                                          Ended     ----------------------------
                                       December 31, July 3,   June 27,  June 28,
In thousands, except share data            1999       1999      1998      1997
---------------------------------------------------------------------------------
Net sales                                $421,641   $904,969  $763,311  $671,297
Cost of sales                             357,083    770,653   632,679   544,629
                                       -----------------------------------------
  Gross profit                             64,558    134,316   130,632   126,668
Operating expenses:
Selling, general and administrative        37,301     83,217    70,372    66,530
Research and development                   16,463     34,221    36,418    32,492
Restructuring and other charges                --      8,777     3,468     9,965
                                       -----------------------------------------
Total operating expenses                   53,764    126,215   110,258   108,987
                                       -----------------------------------------
  Operating income                         10,794      8,101    20,374    17,681
                                       -----------------------------------------
Non-operating (income) expenses:
Interest expense                            2,875      7,858     8,347     9,530
Interest income                              (731)      (547)     (560)     (648)
Royalty income                               (227)      (837)     (122)   (1,486)
Gain on sale of equity investments        (18,458)    (5,498)   (4,598)     (872)
Other (income) expenses, net                  198     (2,568)   (1,872)     (848)
                                       -----------------------------------------
Total non-operating (income) expenses     (16,343)    (1,592)    1,195     5,676
                                       -----------------------------------------
  Income before taxes on income            27,137      9,693    19,179    12,005
Taxes on income                             9,579      1,533     5,053     2,786
                                       -----------------------------------------
  Income before minority interest and
   equity earnings                         17,558      8,160    14,126     9,219
Minority interest in net losses of
 subsidiaries                                 893      3,214       381     1,141
Equity in (losses) earnings of
 affiliated companies                         590       (782)   (1,498)     (340)
                                       -----------------------------------------
Income before cumulative effect of
 change in accounting principle            19,041     10,592    13,009    10,020
Cumulative effect of change in
 accounting principle                      (1,010)        --        --        --
                                       -----------------------------------------
Net income                               $ 18,031   $ 10,592  $ 13,009  $ 10,020
                                       =========================================
Per share of common stock:
  Basic EPS
  Income before cumulative effect of
   change in accounting principle        $   1.88   $   1.05  $   1.30  $   1.01
  Cumulative effect of change in
   accounting principle                     (0.10)        --        --        --
                                       -----------------------------------------
  Net income                             $   1.78   $   1.05  $   1.30  $   1.01
                                       =========================================
  Diluted EPS
  Income before cumulative effect of
   change in accounting principle        $   1.87   $   1.04  $   1.29  $   1.00
  Cumulative effect of change in
   accounting principle                     (0.10)        --        --        --
                                       -----------------------------------------
  Net income                             $   1.77   $   1.04  $   1.29  $   1.00
                                       =========================================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED BALANCE SHEETS

                                                December 31, July 3,   June 27,
In thousands, except share data                     1999       1999      1998
--------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                         $  4,153   $  3,413  $  5,628
Accounts receivable, less allowance of $2,449,
 $1,665 and $1,095                                  80,605     73,925    92,972
Inventories                                         50,392     42,722    44,146
Recoverable customer tooling                        22,526     20,478    19,211
Prepaid expenses                                     3,664      4,137     3,460
Deferred income taxes                                2,594      1,240     1,360
                                                -------------------------------
  Total current assets                             163,934    145,915   166,777
                                                -------------------------------
Property, plant and equipment:
Land                                                 8,781      8,802     9,457
Buildings                                           78,656     76,506    79,721
Machinery, equipment and software                  202,368    187,936   184,473
Capital projects in progress                        33,405     47,749    21,468
                                                -------------------------------
                                                   323,210    320,993   295,119
Less accumulated depreciation                      124,824    132,138   126,214
                                                -------------------------------
  Net property, plant and equipment                198,386    188,855   168,905
Investments in and advances to affiliates           28,815     28,588    19,590
Other assets                                        37,728     31,743    22,613
                                                -------------------------------
  Total assets                                    $428,863   $395,101  $377,885
                                                ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $ 92,098   $ 97,372  $ 77,595
Current maturities of long-term debt                    94         49        55
Accruals:
Compensation                                        11,816     16,150    16,147
Taxes                                                9,168      8,288     7,278
Restructuring Reserve                                9,098      7,707       453
Other                                               16,401      9,020     6,900
                                                -------------------------------
  Total current liabilities                        138,675    138,586   108,428
                                                -------------------------------
Long-term debt, less current maturities            107,383     92,166   123,706
Postretirement plans                                32,032     29,473    23,011
Deferred income taxes and other                     26,027     25,184    18,704
                                                -------------------------------
  Total liabilities                                304,117    285,409   273,849
                                                -------------------------------
Minority interest                                      951      1,361       754
Shareholders' equity:
Series preferred stock: 1,000,000 shares
 authorized and unissued                                --         --        --
Preferred stock, 7 1/2% cumulative, $10 par;
   shares authorized 250,000,
   issued 53,112                                       531        531       531
Common stocks:
  Class A, $.10 par; shares authorized
   30,000,000, issued 5,994,910, 5,972,279 and
   5,715,388                                           599        597       572
  Class B, $.10 par; shares authorized
   15,000,000, issued 4,158,502, 4,162,502 and
   4,353,349                                           416        416       435
  Donnelly Export Corporation, $.01 par; shares
   authorized 600,000, issued 380,212, 380,579
   and 398,028                                           4          4         4
Additional paid-in capital                          32,706     31,869    31,268
Accumulated other comprehensive income (loss)      (11,191)   (10,157)   (8,083)
Retained earnings                                  100,730     85,071    78,555
                                                -------------------------------
  Total shareholders' equity                       123,795    108,331   103,282
                                                -------------------------------
  Total liabilities and shareholders' equity      $428,863   $395,101  $377,885
                                                ===============================

Certain reclassifications have been made to prior year, previously released data, to conform to the current presentation and had no effect on net income reported for any period.

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Six Months      Fiscal Years Ended
                                        Ended     ----------------------------
                                     December 31, July 3,   June 27,  June 28,
In thousands                             1999       1999      1998      1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                             $ 18,031   $ 10,592  $ 13,009  $ 10,020
Adjustments to reconcile net income
 to net cash from (for) operating
 activities:
Depreciation and amortization            12,674     22,847    22,600    21,460
Gain on sale of equity investments      (18,458)    (5,498)   (4,598)     (872)
Deferred pension cost and
 postretirement benefits                  2,559      6,462     5,670     5,315
Deferred income taxes                      (533)     1,603     3,416    (4,723)
Minority interest loss                   (1,306)    (4,902)     (841)   (1,646)
Equity in (gain) losses of
 affiliated companies                      (590)       782     1,498       765
Restructuring and other charges              --      8,777     3,468     9,965
Cumulative effect of change in
 accounting principle                     1,010         --        --        --
Changes in operating assets and
 liabilities:
Sale (repayment) of accounts
 receivable                              (3,095)     2,402    (2,695)   44,604
Accounts receivable                     (10,356)    13,479   (24,643)  (17,661)
Inventories                              (7,208)       384    (4,366)   (2,101)
Prepaid expenses and other current
 assets                                   3,635     (2,968)    3,868    (2,074)
Accounts payable and other current
 liabilities                               (789)    24,564      (475)    9,416
Other                                    (3,769)     3,592      (966)   (4,754)
                                     -----------------------------------------
  Net cash from (for) operating
   activities                            (8,195)    82,116    14,945    67,714
                                     -----------------------------------------
INVESTING ACTIVITIES
Capital expenditures                    (21,670)   (57,807)  (46,164)  (35,151)
Investments in and advances to
 affiliates                              (9,657)    (6,957)   (1,045)   (4,537)
Proceeds from sale of property and
 equipment                                  297        723       677     3,078
Proceeds from sale of equity
 investments                             24,227      8,636    11,067       974
Proceeds from sale-lease back                --         --     7,521        --
Change in unexpended bond proceeds           --         --        --     1,344
Cash increase due to consolidation
 of subsidiary                              576         --        --     9,963
Other                                       506     (1,028)     (856)     (884)
                                     -----------------------------------------
  Net cash for investing activities      (5,721)   (56,433)  (28,800)  (25,213)
                                     -----------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt             19,337         --    13,798     8,433
Repayments on long-term debt             (3,500)   (28,767)     (429)  (39,887)
Investment and advances from
 minority partner                            --      4,482        --        --
Common stock issuance                       837        533     2,128       925
Dividends paid                           (2,048)    (4,076)   (4,031)   (3,039)
Other financing                              --         --      (218)     (415)
                                     -----------------------------------------
  Net cash from (for) financing
   activities                            14,626    (27,828)   11,248   (33,983)
                                     -----------------------------------------
Effect of foreign exchange rate
 changes on cash                            (92)       (70)     (333)   (1,253)
Effect of December 1999 cash flow
 activity for certain subsidiaries
 (See Note 2)                               122         --        --        --
Increase (decrease) in cash and
 cash equivalents                           740     (2,215)   (2,940)    7,265
Cash and cash equivalents,
 beginning of year                        3,413      5,628     8,568     1,303
                                     -----------------------------------------
Cash and cash equivalents, end of
 year                                  $  4,153   $  3,413  $  5,628  $  8,568
                                     =========================================

Certain reclassifications have been made to prior year, previously released data, to conform to the current presentation and had no effect on net income reported for any period.
The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Common Stock
                                    ------------------------                       Accumulated
                                                  Donnelly   Additional               other         Total
In thousands, except      Preferred Class Class    Export     paid-in   Retained  comprehensive shareholders'
share data                  stock     A     B    Corporation  capital   earnings     income        equity
-------------------------------------------------------------------------------------------------------------
Balance, June 29, 1996      $531    $425  $358       $ 4      $25,158   $63,147      $  (771)     $ 88,852
Issuance of common stock
 in a five-for-four
 stock split                         108    88                   (204)                                  (8)
Common stock issued
 under employee benefit
 plans                                 8                          925                                  933
Change in investment in
 VISION Group plc                                               2,886                                2,886
Cash dividends declared:
Preferred stock--$.75
 per share                                                                  (40)                       (40)
Common stock:
 Class A--$.36 per share                                                 (1,941)                    (1,941)
 Class B--$.36 per share                                                 (1,608)                    (1,608)
Net income                                                               10,020
Other comprehensive
 income:
 Foreign currency
  translation adjustment                                                                 564
 Foreign currency
  transaction
  adjustments on long-
  term advances to
  affiliates                                                                          (5,831)
Total comprehensive
 income                                                                                              4,753
                          ------------------------------------------------------------------------------
Balance, June 28, 1997       531     541   446         4       28,765    69,578       (6,038)       93,827

Conversion of Class B to
 Class A Shares                       11   (11)
Common stock issued
 under employee benefit
 plans                                20                        2,107                                2,127
Change in investment in
 affiliate                                                         41                                   41
Income tax benefit
 arising from employee
 stock option plans                                               355                                  355
Cash dividends declared:
Preferred stock--$.75
 per share                                                                  (40)                       (40)
Common stock:
 Class A--$.40 per share                                                 (2,229)                    (2,229)
 Class B--$.40 per share                                                 (1,763)                    (1,763)
Net income                                                               13,009
Other comprehensive
 income:
 Foreign currency
  translation adjustment                                                                 261
 Foreign currency
  transaction
  adjustments on long-
  term advances to
  affiliates                                                                          (2,306)
Total comprehensive
 income                                                                                             10,964
                          ------------------------------------------------------------------------------
Balance, June 27, 1998      $531    $572  $435        $4      $31,268   $78,555      $(8,083)     $103,282

Continued on page 41

DONNELLY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Common Stock
                                    ------------------------                       Accumulated
                                                  Donnelly   Additional               other         Total
In thousands, except      Preferred Class Class    Export     paid-in   Retained  comprehensive shareholders'
share data                  stock     A     B    Corporation  capital   earnings     income        equity
-------------------------------------------------------------------------------------------------------------
Balance, June 27, 1998      $531    $572  $435        $4      $31,268   $ 78,555    $ (8,083)     $103,282
Conversion of Class B to
 Class A Shares                       19   (19)
Common stock issued
 under employee benefit
 plans                                 6                          527                                  533
Income tax benefit
 arising from employee
 stock option plans                                                74                                   74
Cash dividends declared:
Preferred stock--$.75
 per share                                                                   (40)                      (40)
Common stock:
 Class A--$.40 per share                                                  (2,344)                   (2,344)
 Class B--$.40 per share                                                  (1,692)                   (1,692)
Net income                                                                10,592
Other comprehensive
 income:
 Foreign currency
  translation adjustment                                                                 943
 Foreign currency
  transaction
  adjustments on long-
  term advances to
  affiliates                                                                          (3,017)
Total comprehensive
 income                                                                                              8,518
                          -----------------------------------------------------------------------------------
Balance, July 3, 1999        531     597   416         4       31,869     85,071     (10,157)      108,331

Subsidiary common stock
 issued                                                           368                                  368
Common stock issued
 under employee benefit
 plans                                 2                          464                                  466
Income tax benefit
 arising from employee
 stock option plans                                                 5                                    5
Cash dividends declared:
Preferred stock--$.75
 per share                                                                   (20)                      (20)
Common stock:
 Class A--$.20 per share                                                  (1,196)                   (1,196)
 Class B--$.20 per share                                                    (832)                     (832)
Subsidiaries year end
 change (See note 2)                                                        (324)                     (324)
Net income                                                                18,031
Other comprehensive
 income:
 Foreign currency
  translation adjustment                                                                 448
 Foreign currency
  transaction
  adjustments on long-
  term advances to
  affiliates                                                                          (1,482)
Total comprehensive
 income                                                                                             16,997
                          -----------------------------------------------------------------------------------
Balance, December 31,
 1999                       $531    $599  $416       $ 4      $32,706   $100,730    $(11,191)     $123,795
                          ===================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The combined consolidated financial statements include the accounts of Donnelly Corporation, Donnelly Export Corporation, and all majority owned or controlled subsidiaries (collectively "the Company"), after all significant intercompany balances, transactions and shareholdings have been eliminated and adjustments for minority interests have been made. All other investments in 20% to 50% owned, non-controlled companies are accounted for using the equity method of accounting. Investments in affiliates representing less than 20% ownership are accounted for under the cost method. Cost in excess of net assets of acquired companies is amortized on a straight-line basis over no more than a 15-year period.

Voting control of Donnelly Corporation and Donnelly Export Corporation is vested in the same shareholders and the corporations are under common management. Because of these relationships, the accounts of the two corporations are combined in the financial statements as if they were a single entity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management's estimates currently are not expected to change materially in the foreseeable future, the results the Company will ultimately experience could differ from the amounts that are assumed based on the assumptions made.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for domestic inventories and on the FIFO or average cost method for international inventories.

ACCOUNTING FOR PRE-PRODUCTION COSTS

Recoverable Customer Tooling--Recoverable customer tooling represents costs recoverable from customers at the time of tool completion and approval or which are recovered in the program's piece price over a period of three years or over the program's useful life. Balances recoverable over a period greater than one year are classified as long-term assets.

Design and Development Costs--The Company follows the provisions of Emerging Issues Task Force ("EITF") 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." The Company expenses as incurred design and development costs for products to be sold under long-term supply agreements unless a contractual guarantee exists, at which time these costs are recognized as an asset. These costs are recoverable at the time of design or program approval or recovered in the program's piece price over a period of three years or over the program's useful life. The balance of these costs capitalized as of December 31, 1999, is immaterial.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation, which includes amortization of assets under capital leases, is provided primarily by the straight-line method. Depreciation is computed over the estimated useful lives of the assets as follows:

                                          Years
                                         --------
      Buildings                          10 to 50
      Machinery, equipment and software   3 to 15

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

INCOME TAXES

Deferred income taxes reflect the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities and operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income taxes are not provided on cumulative undistributed earnings of foreign subsidiaries and affiliates because they are intended to be permanently reinvested.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of shares of Donnelly Corporation common stock outstanding, retroactively adjusted for stock dividends and stock splits. Diluted earnings per share is computed including the effect of dilutive stock options.

STOCK INCENTIVE PLANS

The Company follows the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for its stock incentive plans for certain key employees and directors. Under

APB No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds any related exercise price. The Company's policy is to grant options at the prevailing market price, accordingly, no compensation expense has been recognized in the accompanying financial statements. The pro forma effects had the Company followed the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 are included in Note 13.

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

COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and is reported in the accompanying combined consolidated statements of shareholders' equity.

CHANGE IN ACCOUNTING PRINCIPLE

Effective July 4, 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which requires companies to expense the costs of start-up activities and organization costs as incurred. A one-time charge of $1.0 million, net of tax, was taken against net income as the cumulative effect of a change in accounting principle for the write-off of previously capitalized start-up and organization costs.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year data to conform to the current year presentation and had no effect on net income reported for any period.

2. FISCAL YEAR END CHANGE

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. The years ended July 3, 1999; June 27, 1998; and June 28, 1997; each consisted of 53, 52 and 52 weeks, respectively. The six-month periods ended December 31, 1999, and January 2, 1999, consisted of 26 and 27 weeks, respectively. The six-month period ended December 31, 1999, is referred to as the transition period. All year and quarter references relate to the Company's prior fiscal years and fiscal quarters, unless otherwise stated.

Also in 1999, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The Company's results of operations for the transition period ended December 31, 1999, include the results of these subsidiaries for the six months ended November 30, 1999. The results of operations for the period of December 1 to December 31, 1999 for these subsidiaries were charged to retained earnings in order to report only six months of operating results. Cash flow activity for this same period is reflected as a single line item in the Combined Consolidated Statement of Cash Flows.

Unaudited financial information for the comparable six-month period ended January 2, 1999, is presented in the table below and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                             Six Months Ended
                                   ----------------------------------------
                                                            (Unaudited)
                                   December 31,    %     January 2,    %
In thousands, except share data        1999      Sales      1999     Sales
---------------------------------------------------------------------------------
Net sales                          $   421,641   100.00% $  428,696  100.00%
Cost of sales                          357,083    84.69     366,846   85.57
                                   ----------------------------------------
  Gross profit                          64,558    15.31      61,850   14.43
Operating expenses:
Selling, general and
 administrative                         37,301     8.85      40,585    9.47
Research and development                16,463     3.90      19,067    4.45
                                   ----------------------------------------
Total operating expenses                53,764    12.75      59,652   13.92
                                   ----------------------------------------
  Operating income                      10,794     2.56       2,198    0.51
                                   ----------------------------------------
Non-operating (income) expenses:
Interest expense                         2,875     0.68       4,182    0.98
Interest income                           (731)   (0.17)       (352)  (0.08)
Gain on sale of equity investment      (18,458)   (4.38)       (368)  (0.09)
Royalty income                            (227)   (0.05)       (266)  (0.06)
Other (income) expense, net                198     0.05        (273)  (0.06)
                                   ----------------------------------------
Total non-operating (income)
 expenses                             (16,343)    (3.87)      2,923    0.68
                                   ----------------------------------------
  Income (loss) before taxes on
   income                               27,137     6.43        (725)  (0.17)
Taxes on income (credit)                 9,579     2.27        (654)  (0.15)
                                   ----------------------------------------
  Income (loss) before minority
   interest and equity earnings         17,558     4.16         (71)  (0.02)
Minority interest in net loss of
 subsidiaries                              893     0.15         (42)  (0.01)
Equity in income (loss) of
 affiliated companies                      590     0.21        (426)  (0.10)
                                   ----------------------------------------
Income (loss) before cumulative
 effect of change in accounting
 principle                              19,041     4.52        (539)  (0.13)
Cumulative effect of change in
 accounting principle                   (1,010)   (0.24)         --      --
                                   ----------------------------------------
Net income (loss)                  $    18,031     4.28% $     (539)  (0.13)%
                                   ========================================
Per share of common stock:
  Basic EPS
  Income (loss) before cumulative
   effect of change in accounting
   principle                       $      1.88           $    (0.06)
  Cumulative effect of change in
   accounting principle                  (0.10)                  --
                                   -----------           ----------
  Net income (loss)                $      1.78           $    (0.06)
                                   ===========           ==========
  Average common shares
   outstanding                      10,139,473           10,082,230

3. INVESTMENTS IN AND ADVANCES TO AFFILIATES

On September 14, 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture, resulting in a pretax gain of $14.1 million, or $0.82 per share, after tax. At the closing, in consideration for its interest in Lear Donnelly, the Company received a Lear Donnelly product line and other net proceeds of $28.4 million, which consisted of $24.2 million in cash as well as certain assets, net of liabilities assumed. The Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999.

At the time of the sale, the value of the product line transferred to the Company and other related issues remained in negotiation or arbitration for determination of final valuation. Management recorded an estimate at the time of the sale for the expected outcome of these negotiations based on the best information available. In December 1999, the Company completed the final negotiation of these issues, which included the purchase of another product line for cash of $2.4 million. The final negotiated settlement resulted in an additional pretax gain to the Company of $4.4 million, or $0.29 per share, after tax which was recognized in the second quarter of the transition period.

Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to their final customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts manufactured by Lear Donnelly, future annual net sales are expected to be reduced by approximately $60 million to $65 million. Since the joint venture operated at approximately break-even since its formation, the sale is not expected to have a material impact on the Company's future results of operations. However, gross profit and operating margins as a percent of sales for future periods should be favorably impacted.

In April 1999, the Company formed Schott-Donnelly LLC Smart Glass Solutions ("Schott Donnelly"), a 50-50 joint venture with Schott North America Manufacturing, Inc. ("Schott"), a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture is developing electrochromic glass for automotive and architectural applications. The Company contributed certain assets and liabilities upon the formation of the joint venture and received $2 million in cash, which was recorded as a pretax gain. In accordance with the LLC operating agreement, losses generated by the joint venture will be allocated to Schott until Schott has contributed $9.5 million.

In fiscal 1999, the Company began consolidating the financial statements of Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC"). Varitronix EC is based in Malaysia and is the Company's 50-50, controlled joint venture with the Malaysian subsidiary of Varitronix International Ltd. ("Varitronix"). Varitronix, based in Hong Kong, is a global leader in the market for liquid crystal displays and electronic systems. Varitronix EC provides support for the Company's worldwide electrochromic mirror production.

In the second and third quarters of 1999, the Company sold its remaining interest in VISION Group plc ("VISION Group"). The Company received $8.6 million in proceeds and recognized a combined pretax gain of approximately $5.5 million, or $0.35 per share, after tax. In the second quarter of 1997, the Company sold a portion of its investment in VISION Group in conjunction with a public offering of VISION Group shares, resulting in a $0.9 million pretax gain. The Company's equity in the financial results of VISION Group is no longer included in the Company's financial statements after November 1, 1998.

In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation ("Optics") into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. The Company accounts for its investment in AIG on the cost method; therefore, the financial results of Optics are no longer included in the Company's financial statements after December 1, 1998.

In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation ("AFC") during an initial public offering. The Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a pretax gain of approximately $4.6 million, or $0.22 per share, after tax. The Company's equity in the financial results of AFC is no longer included in the Company's financial statements.

In fiscal 1998, the Company formed Donnelly/Arteb, LTDA ("Donnelly/Arteb"), a 50-50 joint venture located in Brazil with Industrias Arteb S.A., to produce interior and exterior mirrors for the South American automotive industry. In 1999, Donnelly/Arteb began producing replacement parts for distribution within the South American market and is in the process of launching new programs for the Brazilian production of several General Motors' vehicles.

Due to the acquisition of a controlling interest in the general partner of its German subsidiary, Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"), the Company began consolidating Donnelly Hohe's financial statements beginning with the second quarter of 1997. Donnelly Hohe, based in Collenberg, Germany, supplies many of the leading European automakers with interior and exterior rearview mirrors through manufacturing facilities in Germany and Spain. The unaudited pro forma combined consolidated net sales for 1997 were approximately $719.5 million, which are calculated as if the acquisition of a controlling interest in Donnelly Hohe had occurred at the beginning of 1997.

The Company has advanced 80 million German marks to Donnelly Hohe, valued at $41.3 million at December 31, 1999, under subordinated loan agreements. Amounts advanced to Donnelly Hohe under the subordinated loan agreements provide for 5% to 10% interest per annum with no principal payments due until maturity. Outstanding loan maturities range from October 1, 2000, to October 1, 2002. These advances are eliminated as intercompany transactions with the consolidation of Donnelly Hohe with the Company's financial statements. The terms of the acquisition transaction allow the Company to purchase the remaining ownership interest in Donnelly Hohe through various options. The minority partners also have an option to require the Company to buy their interests at any time based upon a predetermined formula, which is currently valued at less than $2 million.

In the first quarter of 1997, the Company invested in a venture, Donnelly Electronics, Inc. ("Donnelly Electronics"), with an individual with expertise in automotive electronics technology. The Company owns 18.2% of Donnelly Electronics with the option to acquire up to 100% over time. The joint venture, based in Holly, Michigan, specializes in the design and manufacture of electronic components and sub-assemblies and produces the electronic components that the Company uses for products such as electrochromic rearview mirrors and electronic compass systems. Donnelly Electronics pursues business with other automotive suppliers that are not competitors of the Company as well as other nonautomotive customers. At December 31, 1999, Donnelly Electronics had borrowings from the Company of $14.4 million under a promissory note that bears interest at 7%. The note is payable in quarterly installments of interest only until the entire principle is due at maturity on June 30, 2001.

Summarized 1999 and 1998 balance sheet and income statement information for the Company's non-consolidated affiliates accounted for using the equity method is shown below and includes the following: Lear Donnelly (formed November 3, 1997); Donnelly/Arteb (included for 1999 only); Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. ("Shunde Donnelly Zhen Hua"), a 30% owned joint venture that manufactures exterior mirrors for car makers in southern China; Shanghai Donnelly Fu Hua Window Systems Company Ltd., a 50% owned joint venture that manufactures encapsulated and framed glass products for the Asian automotive industry; and VISION Group (included through November 1998 only). Due to the sale of the Company's interest in Lear Donnelly in September 1999, unconsolidated subsidiaries are no longer material to the combined consolidated financial statements and therefore, this information has not been presented for the transition period.

In thousands                                                  1999      1998
-------------------------------------------------------------------------------
Summarized Balance Sheet Information
  Current assets........................................... $ 47,938  $ 63,526
  Non-current assets.......................................   40,379    49,895
  Current liabilities......................................   34,757    30,822
  Non-current liabilities..................................   28,779    30,379
                                                            --------  --------
  Net equity............................................... $ 24,781  $ 52,220
                                                            ========  ========

Summarized Income Statement Information
  Net sales................................................ $217,858  $ 96,752
  Costs and expenses.......................................  221,237   103,818
                                                            --------  --------
  Net loss................................................. $ (3,379) $ (7,066)
                                                            ========  ========

4. NATURE OF OPERATIONS

The Company is a technology driven, customer focused, international supplier of automotive parts and component systems through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rearview mirror systems, modular window systems and handle products. The Company's non-automotive products represent less than 4% of total net sales for each of the last three years and the transition period.

At July 3, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information," which establishes standards for the way that public enterprises report information about operating segments. Information reported prior to the year ended July 3, 1999, has been restated to conform to SFAS No. 131 and in some instances has been estimated to conform to the required presentation.

The Company is primarily managed based on geographic segments and the product markets they serve. The Company has two reportable segments: North American Automotive Operations ("NAAO") and European Automotive Operations ("EAO"). The operating segments are managed separately as they each represent a strategic operational component that offers the Company's product lines to customers in different geographical markets. Where each segment offers all of the Company's automotive product lines, the majority of the Company's net sales from modular windows and handle products originate from NAAO. Operating financial information is available that is evaluated regularly by the Company's corporate management team, in deciding how to allocate resources and in assessing the segment's performance. The corporate management team, which establishes the overall strategy and policy standards for the Company, includes the Company's chief executive officer, chief operating officers and senior executives in administration, finance, operations and technology. The chief operating officer of each segment, each of whom is a member of the corporate management team, is responsible for the management of profitability and cash flow for each respective segment's operations.

The accounting polices of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Revenues are attributed to segments based on the location of where the sales originate. The Company evaluates performance based on segment profit, which is defined as earnings before interest, taxes, depreciation and amortization, excluding significant special gains, losses and restructuring charges. Due to the Company's corporate headquarters being located in the United States, certain estimates are made for allocations to NAAO of centralized corporate costs incurred in support of NAAO. Centralized European overhead costs are included in EAO. The Company accounts for intersegment sales and transfers at current market prices and intersegment services at cost.

A summary of the Company's operations by its business segments follows:

                                                 Other   Intersegment  Total
In thousands                   NAAO     EAO    Segments* Eliminations Segments
------------------------------------------------------------------------------
Six months ended December
 31, 1999:
Revenues.................... $250,671 $135,633 $ 38,777    $(3,440)   $421,641
Segment profit..............   24,768    7,117    2,650         --      34,535
Depreciation and
 amortization...............    6,701    5,211      379         --      12,291
Identifiable assets.........  225,586  142,947   50,514    (13,118)    405,929
Investment in equity
 affiliates.................       --       --    2,903         --       2,903
Capital expenditures........   14,619    5,184    1,721         --      21,524

Six months ended January 2,
 1999 (unaudited):
Revenues.................... $243,465 $139,978 $ 46,916    $(1,663)   $428,696
Segment profit..............   22,389    5,128      133         --      27,650

Fiscal year ended July 3,
 1999:
Revenues.................... $523,830 $280,714 $104,778    $(4,353)   $904,969
Segment profit..............   53,443    7,394    2,026         --      62,863
Depreciation and
 amortization...............   11,598    9,796      814         --      22,208
Identifiable assets.........  201,680  139,324   42,863     (9,612)    374,255
Investment in equity
 affiliates.................       --       --   11,291         --      11,291
Capital expenditures........   34,711   13,598    7,228         --      55,537

Fiscal year ended June 27,
 1998:
Revenues.................... $453,779 $261,635 $ 51,367    $(3,470)   $763,311
Segment profit..............   51,062   12,058    2,074         --      65,194
Depreciation and
 amortization...............   11,066   10,321      641         --      22,028
Identifiable assets.........  184,985  146,342   37,703     (5,050)    363,980
Investment in equity
 affiliates.................       --       --   16,730         --      16,730
Capital expenditures........   22,954   14,257    7,129         --      44,340

Fiscal year ended June 28,
 1997:
Revenues.................... $432,973 $222,089 $ 17,389    $(1,154)   $671,297
Segment profit..............   52,200   11,220    3,957         --      67,377
Depreciation and
 amortization...............   11,086    8,960      892         --      20,938
Identifiable assets.........  172,546  153,086   27,050     (6,067)    346,615
Investment in equity
 affiliates.................       --       --   13,277         --      13,277
Capital expenditures........   16,353   10,727    3,798         --      30,878

*Other Segments category includes the Company's automotive joint ventures and North American non-automotive businesses.

                             Six Months Ended         Fiscal Years Ended
                         ------------------------ ----------------------------
                                      (unaudited)
                         December 31, January 2,  July 3,   June 27,  June 28,
In thousands                 1999        1999       1999      1998      1997
-------------------------------------------------------------------------------
Segment profit from
 reportable segments....   $31,885     $ 27,517   $ 60,837  $ 63,120  $ 63,420
Segment profit from
 other segments.........     2,650          133      2,026     2,074     3,957
Interest, net...........    (2,144)      (3,829)    (7,311)   (7,787)   (8,882)
Depreciation and
 amortization...........   (12,674)     (13,125)   (22,847)  (22,600)  (21,460)
Restructuring and other
 charges................        --           --     (8,777)   (3,468)   (9,965)
Gain on sale of equity
 investments............    18,458           --      5,498     4,598       872
Gain on formation of
 joint venture..........        --           --      2,000        --        --
Corporate and other
 expenses*..............   (11,038)     (11,421)   (21,733)  (16,758)  (15,937)
                         -----------------------------------------------------
Income before taxes on
 income.................   $27,137     $   (725)  $  9,693  $ 19,179  $ 12,005
                         =====================================================

* Corporate and other expenses category includes centralized corporate functions including those for advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

                                                December 31, July 3,   June 27,
In thousands                                        1999       1999      1998
--------------------------------------------------------------------------------
Identifiable Assets:
Total assets of reportable segments............   $368,533   $341,004  $331,327
Total assets of other segments.................     50,514     42,863    37,703
Elimination of intersegment receivables........    (13,118)    (9,612)   (5,050)
Corporate and other assets*....................     22,934)    20,846    13,905
                                                -------------------------------
Total Consolidated Assets......................   $428,863   $395,101  $377,885
                                                ===============================

* Corporate and other assets category includes tax-related assets, fixed assets related to centralized corporate and advanced research functions, consisting primarily of buildings and equipment, capitalized costs and financial assets.

The following summarizes the Company's sales by product line:

                                         Six Months      Fiscal Years Ended
                                           Ended     --------------------------
                                        December 31, July 3,  June 27, June 28,
In thousands                                1999       1999     1998     1997
-------------------------------------------------------------------------------
Mirror systems and components..........   $203,534   $414,981 $355,823 $313,860
Modular window systems.................    161,594    335,345  286,470  264,359
Interior lighting and trim.............     21,806     73,626   42,175   26,680
Handle products........................     19,273     57,318   51,251   44,578
Non-automotive products................     15,434     23,699   27,592   21,820
                                        ---------------------------------------
                                          $421,641   $904,969 $763,311 $671,297
                                        =======================================

Sales to major automobile manufacturers as a percentage of the Company's net sales follows:

                                           Six Months     Fiscal Years Ended
                                             Ended     -------------------------
                                          December 31, July 3, June 27, June 28,
                                              1999      1999     1998     1997
                                                --------------------------------
Ford.....................................      28%        24%     27%      25%
DaimlerChrysler..........................      21         21      20       20
General Motors...........................       8          6       5        5
Honda....................................       7          7       8       11
BMW......................................       6          6       7        7
Volkswagen...............................       6          6       6        6
                                          ---------------------------------
                                               76%        70%     73%      74%
                                          =================================

Additional information regarding geographic areas follows:

                                          Six Months      Fiscal Years Ended
                                            Ended     --------------------------
                                         December 31, July 3,  June 27, June 28,
In thousands                                 1999       1999     1998     1997
--------------------------------------------------------------------------------
Revenues:
North American:
  United States.........................   $223,791   $482,062 $420,544 $390,852
  Export:
    Americas............................     53,754    122,513   76,433   54,302
    Asia................................      4,853      6,847    3,313    2,825
    Europe..............................        488      1,355    2,002    1,829
    Other...............................        140        386      350       76
                                         ---------------------------------------
                                           $283,026   $613,163 $502,642 $449,884
Germany.................................     79,329    177,196  173,857  138,215
Ireland.................................     30,431     61,682   43,245   43,076
Other Foreign...........................     28,855     52,928   43,567   40,122
                                         ---------------------------------------
                                           $421,641   $904,969 $763,311 $671,297
                                         =======================================
                                         December 31, July 3,  June 27,
In thousands                                 1999       1999     1998
--------------------------------------------------------------------------------
Long-Lived Assets:
United States...........................   $125,750   $116,409 $ 99,518
Germany.................................     44,437     46,944   47,923
Ireland.................................      9,563      8,203    8,522
Other Foreign...........................     19,381     18,076   13,962
                                         ------------------------------
                                           $199,131   $189,632 $169,925
                                         ==============================

5. RESTRUCTURING AND OTHER CHARGES

In February 1999, the Company announced a European turnaround plan. The turnaround plan was based on a strategy to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a customer focused structure,

2) consolidating two of the German manufacturing facilities, 3) implementing throughout Europe the Donnelly Production System, the Company's approach to lean manufacturing processes, and 4) by re-aligning sales and engineering functions throughout Europe. The Company has combined the remaining actions of the 1997 restructuring, which primarily consisted of the elimination and outsourcing of redundant operations in Germany, with the new European turnaround initiative. In the fourth quarter of 1997, the Company recorded a $10.0 million pretax restructuring charge, or $4.0 million at net income, for this plan. A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the restructuring plan.

In the third quarter of fiscal 1999, an $8.8 million pretax restructuring charge, or $3.5 million at net income, was recorded for the European turnaround plan. The restructuring charge included $1.4 million for the impairment of assets and a reserve of $7.4 million for anticipated incremental cash expenditures for the severance and voluntary incentive programs for approximately 200 production, production support, sales and engineering employees. The Company is also funding approximately $4.3 million for the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the turnaround plan. These costs do not qualify as restructuring under EITF 94-3 and therefore are included in the Company's capital expenditures and operating expenses. As of December 31, 1999, $1.4 million was expended for the completion of these facilities with the remaining expenditures expected to be made by the end of May, 2000, the majority of which will be capitalized. It is expected that all actions associated with the plan will be substantially completed by the end of calendar year 2000.

                                                                     Accrued
                                                                  Restructuring
                                             Fiscal                 Costs at
                                    Original  1999     Amounts    December 31,
In thousands                        Accrual  Accrual Utilized (1)     1999
-------------------------------------------------------------------------------
Employee severance and termination
 benefits..........................  $9,965  $7,426     $8,856       $8,535
Write down of long-lived assets....      --   1,351        788          563
                                    ------------------------------------
  Restructuring Total..............  $9,965  $8,777     $9,644       $9,098
                                    ====================================

(1) The Company has terminated 146 employees under the plan. In addition, the Company has experienced a net reduction of approximately 15 employees in Germany through natural attrition. Amounts utilized include an adjustment of $1.1 million to the restructuring reserve in 1998 associated with changes to the restructuring plan and the impact of foreign currency changes.

Other

In the fourth quarter of 1998, the Company recognized a $3.5 million pretax charge against operating income, or $2.3 million, after tax, due to the cancellation of a customer order at Optics, relating to market dynamics in the digital imaging sector of the computer industry. The charge primarily consisted of a write-off of tooling and other current assets and severance of approximately 25 manufacturing and administrative personnel. The severance cash payments were completed in the second quarter of 1999. This business was merged into a new company in the second quarter of 1999 (see Note 3).

6. INVENTORIES

Inventories consist of:

                                                   December 31, July 3, June 27,
In thousands                                           1999      1999     1998
--------------------------------------------------------------------------------
Finished products and work in process.............   $14,882    $18,871 $16,987
Raw materials.....................................    35,510     23,851  27,159
                                                   ----------------------------
                                                     $50,392    $42,722 $44,146
                                                   ============================

7. DEBT AND OTHER FINANCING ARRANGEMENTS

Debt consists of:

                                                 December 31,  July 3, June 27,
In thousands                                         1999       1999     1998
-------------------------------------------------------------------------------
Borrowings under revolving credit agreements at
 4.72%, 3.56% and 4.61%.........................   $ 42,468    $24,728 $ 48,882
Senior Notes:
  $15,000 at 6.67%, due 2003, principal payable
   in semi-annual installments of $1,750........      9,750     11,500   15,000
  $15,000 at 7.22%, due 2004, principal payable
   in semi-annual installments of $1,750........     13,250     15,000   15,000
  $20,000 at 6.70%, due 2005, principal payable
   in semi-annual installments of $2,333
   beginning in 2000............................     20,000     20,000   20,000
Industrial revenue bonds:
  $9,500 at adjustable rates (4.73% at December
   31, 1999; 3.62% at July 3, 1999; and 3.78% at
   June 27, 1998), due in 2008-2010.............      9,500      9,500    9,500
  $5,000 at a fixed rate of 8.13%, due in 2012..      5,000      5,000    5,000
Capitalized lease obligations...................        452      1,389    3,072
Other...........................................      7,057      5,098    7,307
                                                 ------------------------------
Total...........................................    107,477     92,215  123,761
Less current maturities.........................         94         49       55
                                                 ------------------------------
                                                   $107,383    $92,166 $123,706
                                                 ==============================

The Company has an unsecured $160 million multi-currency global revolving credit agreement which bears interest, at the election of the Company, at a floating rate under one of three alternative elections. A variable facility fee, currently at .125%, is paid on the credit line. This revolving credit agreement terminates in September 2002, at which time the Company may extend for one-year periods with the consent of all the participating banks.

The $9.5 million industrial revenue bonds are secured by letters of credit which expire in 2002. All industrial revenue bonds are collateralized by the purchased land, building and equipment. The senior notes are unsecured.

The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At December 31, 1999, the Company was in compliance with all related covenants. Retained earnings available for dividends at December 31, 1999, are $21.7 million.

Certain maturities are generally classified as long term due to the intent to refinance these under the revolving credit agreement. Annual principal maturities consist of:

      Year ending      In thousands                                     Amount
     --------------------------------------------------------------------------
      2000............................................................ $     94
      2001............................................................   12,380
      2002............................................................   16,891
      2003............................................................   35,225
      2004............................................................   24,115
      2005 and thereafter.............................................   18,772
                                                                       --------
                                                                       $107,477
                                                                       ========

Interest payments of $4.1 million, $7.8 million, $8.6 million and $10.4 million were made in the six-month period ended December 31, 1999, and fiscal years 1999, 1998 and 1997, respectively.

8. ACCOUNTS RECEIVABLE SECURITIZATION

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. The agreement expires in December 2000, however it is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms. At December 31, 1999; July 3, 1999; and June 27, 1998; a $38.9 million, $40.4 million and $40.3 million interest, respectively, had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. Discount fees of $0.9 million in the six-month period ended December 31, 1999, $2.1 million in fiscal 1999, $2.1 million in fiscal 1998 and $1.1 million in fiscal 1997, are included in selling, general and administrative expense. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

9. FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates and accordingly accounts for them on a hedging rather than trading basis. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material. At December 31, 1999; July 3, 1999; and June 27, 1998; the Company had interest rate swaps with an aggregate notional amount of $30 million, $30 million and $40 million--$10 million of which were offsetting at June 27, 1998. These effectively converted $30 million of the Company's variable interest rate debt to fixed rates at December 31, 1999; July 3, 1999; and June 27, 1998. The Company is currently paying a weighted-average fixed rate of 7.02%, calculated on the notional amounts. These swap agreements have varied expirations through 2003. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties, and thus are not a measure of the exposure to the Company through its use of these instruments. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

The Company entered into foreign exchange contracts to hedge against changes in foreign currency exchange rates for the benefit of its Irish subsidiaries. Foreign exchange contracts outstanding were $2.0 million, $1.4 million and $1.1 million at December 31, 1999; July 3, 1999; and June 27, 1998; respectively. The foreign exchange contracts require the Company to exchange foreign currencies for Irish punts and generally mature within twelve months. Deferred gains and losses are included on a net basis in the Company's combined consolidated financial statements as either other assets or other liabilities and are recognized in income as part of a sale transaction when it is recognized.

The carrying value and estimated fair value of all financial instruments in which the fair value differs from carrying value at December 31, 1999; July 3, 1999; and June 27, 1998; are as follows:

                            December 31,
                                1999          July 3, 1999     June 27, 1998
                          ----------------  ----------------  ----------------
                          Carrying  Fair    Carrying  Fair    Carrying  Fair
In thousands               Value    Value    Value    Value    Value    Value
-------------------------------------------------------------------------------
Liabilities:
Long-term, fixed-rate
 debt.................... $48,000  $47,836  $51,500  $52,329  $56,725  $58,540
Derivatives:
Interest rate swaps......      --     (230)      --     (739)      --   (1,140)
Foreign exchange
 contracts...............      --     (134)      --       (2)      --      100

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amends SFAS Nos. 52 and 107 and supersedes SFAS Nos. 80, 105 and 119. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the implementation of this new standard to have a material impact on results of operations or financial position of the Company.

10. BENEFIT PLANS

A. Pension Benefits

The Company sponsors defined benefit pension plans covering substantially all domestic employees and employees at the Company's Donnelly Mirrors Limited facility in Ireland. Pension costs for the plans are funded in amounts that equal or exceed regulatory requirements. Plan assets are primarily corporate equity and debt securities.

Assumptions and net periodic pension cost are as follows:

                                        Six Months     Fiscal Years Ended
                                          Ended     ---------------------------
                                       December 31, July 3,  June 27,  June 28,
                                           1999      1999      1998      1997
-------------------------------------------------------------------------------
Discount rate.........................      7.50%      7.00%    7.75%     8.00%
Compensation increase.................      5.00%      5.00%    5.00%     5.00%
Expected return on plan assets........      9.50%      9.50%    9.50%     9.50%
In thousands:
-------------
Service cost..........................   $ 2,371    $ 5,085  $ 4,284   $ 3,545
Interest cost.........................     3,343      6,459    5,881     5,497
Expected return on plan assets........    (3,727)    (7,087)  (6,023)   (6,931)
Net amortization and deferral.........      (147)      (175)      84     2,270
                                       ----------------------------------------
Net periodic benefit cost.............   $ 1,840    $ 4,282  $ 4,226   $ 4,381
                                       ========================================

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status and reflects changes made to the plan in fiscal 1999 to increase the normal retirement age by three years to match that used for social security:

                                               December 31, July 3,   June 27,
In thousands             Period ended              1999       1999      1998
-------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of period.....   $ 91,314   $ 88,373  $ 74,414
Service cost..................................      2,371      5,085     4,230
Interest cost.................................      3,343      6,459     5,881
Plan participants' contributions..............         81        161       161
Amendments....................................         --       (344)   (5,073)
Actuarial losses (gains)......................     (9,850)    (6,087)   11,053
Foreign exchange rate changes.................       (121)      (876)     (841)
Benefits paid.................................       (860)    (1,457)   (1,452)
                                               -------------------------------
Benefit obligation at end of period...........   $ 86,278   $ 91,314  $ 88,373
                                               ===============================
Change in plan assets
Fair value of plan assets at beginning of
 period.......................................   $ 82,811   $ 77,775  $ 66,671
Actual return on plan assets..................      4,533      7,359    13,391
Foreign exchange rate changes.................       (270)    (1,070)   (1,233)
Employer contribution.........................         --         --       237
Plan participants' contributions..............         81        161       161
Benefits paid.................................       (829)    (1,414)   (1,452)
                                               -------------------------------
Fair value of plan assets at end of period....   $ 86,326   $ 82,811  $ 77,775
                                               ===============================
Funded status.................................   $     48   $ (8,503) $(10,598)
Unrecognized net actuarial (gain).............    (19,066)    (8,614)   (1,990)
Unrecognized transition obligation............        123        166       349
Unrecognized prior service cost...............     (4,115)    (4,246)   (4,709)
                                               -------------------------------
Prepaid (accrued) benefit cost................   $(23,010)  $(21,197) $(16,948)
                                               ===============================

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

Assumptions and net periodic postretirement benefit cost are as follows:

                                                         Fiscal Years Ended
                                          Six Months  -------------------------
                                            Ended      July
                                         December 31,   3,    June 27, June 28,
                                             1999      1999     1998     1997
-------------------------------------------------------------------------------
Discount rate...........................      7.50%     7.00%    7.75%    8.00%
Health care cost trend (a)..............      7.00%     8.00%    9.00%   10.00%
In thousands:
-------------
  Service cost..........................    $  318    $  650   $  504   $  445
  Interest cost.........................       497       938      977      911
  Amortization of transition obligation
   Over 22 periods......................       180        60      360      360
  Net other amortization................        15        30        9        4
  Net periodic benefit cost.............    $1,010    $1,978   $1,850   $1,720

(a) Gradually declining to 6% in 2000 and remaining level thereafter.

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status:

                                               December 31, July 3,   June 27,
In thousands             Period ended              1999       1999      1998
-------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of period.....   $ 13,276   $ 14,559  $ 12,174
Service cost..................................        318        650       504
Interest cost.................................        497        938       977
Amendments....................................         --        588        --
Actuarial (gains) losses......................       (812)    (3,178)    1,104
Benefits paid.................................        (94)      (281)     (200)
                                               -------------------------------
Benefit obligation at end of period...........   $ 13,185   $ 13,276  $ 14,559
                                               ===============================
Funded status.................................   $(13,185)  $(13,276) $(14,559)
Unrecognized net actuarial (gain) loss and
 prior service cost...........................     (1,152)      (326)    2,294)
Unrecognized transition obligation............      5,581      5,761     6,121
                                               -------------------------------
Prepaid (accrued) benefit cost................   $ (8,756)  $ (7,841) $ (6,144)
                                               ===============================

The assumed health care cost trend rates have a significant effect on the amounts reported. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands                                             1% Increase 1% Decrease
--------------------------------------------------------------------------------
Effect on service and interest cost components..........    $ 54        $ (64)
Effect on postretirement benefit obligation.............    $772        $(865)

11. TAXES ON INCOME

                                     Six Months      Fiscal Years Ended
                                       Ended     ----------------------------
                                    December 31, July 3,   June 27,  June 28,
In thousands                            1999       1999      1998      1997
------------------------------------------------------------------------------
Income before taxes on income
 consists of:
Domestic...........................   $29,026    $ 27,877  $21,967   $ 23,833
Foreign............................    (1,889)    (18,184)  (2,788)   (11,828)
                                    -----------------------------------------
                                      $27,137    $  9,693  $19,179   $ 12,005
                                    =========================================
Tax expense (benefit) consists of:
Current:
Domestic...........................   $ 9,919    $  1,243  $   828   $  6,256
Foreign............................       289       1,840       79        950
                                    -----------------------------------------
                                      $10,208    $  3,083  $   907   $  7,206
                                    -----------------------------------------
Deferred:
Domestic...........................   $ 1,156    $  5,484  $ 5,025   $    (23)
Foreign............................    (1,785)     (7,034)    (879)    (4,397)
                                    -----------------------------------------
                                         (629)     (1,550)   4,146     (4,420)
                                    -----------------------------------------
                                      $ 9,579    $  1,533  $ 5,053   $  2,786
                                    =========================================

The difference between the Company's income tax provision and the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

                                                          Fiscal Years Ended
                                           Six Months  -------------------------
                                             Ended      July
                                          December 31,   3,    June 27, June 28,
                                              1999      1999     1998     1997
--------------------------------------------------------------------------------
Income taxes at federal statutory rate...        35%       34%      35%      35%
Impact of:
  Available tax credits..................        --        (9)      (6)      (5)
  Foreign subsidiary earnings............         1         5       (2)       4
  Export sale tax benefits...............        (2)      (14)      (4)      (5)
  Other..................................         1        --        3       (6)
                                          --------------------------------------
Effective tax rate.......................        35%       16%      26%      23%
                                          --------------------------------------
Income taxes paid (in thousands).........   $10,584    $1,506   $2,164   $9,193
                                          ======================================

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

                                                December 31, July 3,   June 27,
In thousands                                        1999       1999      1998
-------------------------------------------------------------------------------
Fixed assets...................................   $(11,600)  $(11,034) $(9,750)
Retirement plans...............................      8,146      7,472    5,904
Postretirement benefits........................      3,065      2,843    2,149
Loss carryforwards.............................     14,641     12,425    7,137
Accrued expenses and other.....................    (11,660)   (10,589)  (7,009)
Valuation allowance............................       (850)      (946)    (457)
                                                -------------------------------
Net deferred tax asset (liability).............   $  1,742   $    171  $(2,026)
                                                ===============================

Deferred taxes are classified in the accompanying balance sheets as follows:

                                                December 31, July 3,   June 27,
In thousands                                        1999       1999      1998
-------------------------------------------------------------------------------
Current income tax asset.......................   $  2,594   $  1,240  $ 1,360
Non-current income tax asset...................     13,366     10,873    5,706
Non-current income tax liability...............    (14,218)   (11,942)  (9,092)
                                                -------------------------------
Net deferred tax asset (liability).............   $  1,742   $    171  $(2,026)
                                                ===============================

At December 31, 1999, the Company has $49.2 million of consolidated net operating loss carryforwards, which do not expire.

12. PREFERRED STOCK AND COMMON STOCK

Each share of 7 1/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders' meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at December 31, 1999. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. Additionally, there are 1,000,000 authorized shares of series preferred stock, no par value. At December 31, 1999; July 3, 1999; and June 27, 1998; no series preferred stock was outstanding.

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

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                        Six Months     Fiscal Years Ended
                                          Ended     ---------------------------
                                       December 31, July 3,  June 27,  June 28,
In thousands, except per share data        1999      1999      1998      1997
-------------------------------------------------------------------------------
Net income............................   $18,031    $10,592  $13,009   $10,020
Less: Preferred stock dividends.......       (20)       (40)     (40)      (40)
                                       ----------------------------------------
Income available to common
 stockholders.........................   $18,011    $10,552  $12,969   $ 9,980
                                       ========================================
Weighted-average shares...............    10,139     10,091    9,961     9,836
Plus: Effect of dilutive stock
 options..............................        31         29      111       143
                                       ----------------------------------------
Adjusted weighted-average shares......    10,170     10,120   10,072     9,979
                                       ========================================
Basic earnings per share..............   $  1.78    $  1.05  $  1.30   $  1.01
                                       ========================================
Diluted earnings per share............   $  1.77    $  1.04  $  1.29   $  1.00
                                       ========================================

13. STOCK PURCHASE AND OPTION PLANS

The Company's 1998 Employees' Stock Purchase Plan permits the purchase in an aggregate amount of up to 300,000 shares of Class A Common Stock. Eligible employees may purchase stock at market value, or 85% of market value up to a maximum of $25,000 per employee in any calendar year. The Company issued 16,287 shares in the six-month period ended December 31, 1999, and 14,182 shares in fiscal 1999, under this plan. The Company also issued 16,831 shares in fiscal 1999; 18,963 shares in fiscal 1998; and 11,540 shares in fiscal 1997 under the previous plan.

The Company's Stock Option Plans permit the granting of either non-qualified or incentive stock options to certain key employees and directors to purchase an aggregate amount of up to 1,150,593 shares of the Company's Class A Common Stock. The options granted under the 1987 and 1997 Employee Option Plans and Non-employee Director Stock Option Plan become exercisable twelve months after date of grant and expire ten years after the date of grant. The options granted under the 1998 Employee Stock Option Plans become exercisable in three equal annual installments, beginning twelve months after the date of grant and expire ten years after the date of grant. Although the plan administrator may establish the non-qualified option price at below market value at the date of grant, incentive stock options may be granted only at prices not less than the market value. At December 31, 1999, 785,525 options were available for grant.

A summary of the Company's stock option activity and related information follows:

                                                                   Weighted-
                                                                    Average
                                                    Shares Under Exercise Price
In thousands, except per share data                    Option      Per Share
-------------------------------------------------------------------------------
Outstanding at June 29, 1996                             511         $11.80
-------------------------------------------------------------------------------
Exercisable at June 29, 1996                             421          11.64
-------------------------------------------------------------------------------
Granted in fiscal 1997                                    97          14.20
Exercised                                                (79)         10.21
Canceled                                                  (6)         14.53
-------------------------------------------------------------------------------
Outstanding at June 28, 1997                             523          12.45
-------------------------------------------------------------------------------
Exercisable at June 28, 1997                             426          12.05
-------------------------------------------------------------------------------
Granted in fiscal 1998                                   164          21.94
Exercised                                               (171)         10.64
Canceled                                                 (18)         20.42
-------------------------------------------------------------------------------
Outstanding at June 27, 1998                             498          15.92
-------------------------------------------------------------------------------
Exercisable at June 27, 1998                             350          13.34
-------------------------------------------------------------------------------
Granted in fiscal 1999                                   123          16.98
Exercised                                                (35)          9.75
Canceled                                                 (23)         19.81
-------------------------------------------------------------------------------
Outstanding at July 3, 1999                              563          16.38
-------------------------------------------------------------------------------
Exercisable at July 3, 1999                              441          16.21
-------------------------------------------------------------------------------
Granted in the six-month period ended December 31,
 1999                                                    161          15.44
Exercised                                                 (2)          8.48
Canceled                                                  (5)         16.97
-------------------------------------------------------------------------------
Outstanding at December 31, 1999                         717          16.19
-------------------------------------------------------------------------------
Exercisable at December 31, 1999                         559          16.40
-------------------------------------------------------------------------------

                                                   Weighted-Average
                                       ----------------------------------------
                  Number of Options         Option Price
  Exercise     ----------------------- -----------------------    Remaining
 Price Range   Outstanding Exercisable Outstanding Exercisable Contractual Life
-------------  ----------- ----------- ----------- ----------- ----------------
$ 8.48-$15.44      428         269       $14.11      $13.33        6.61 yrs
$15.88-$22.69      289         289       $19.26      $19.26        7.21 yrs

Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its stock awards using the fair value method consistent with SFAS No. 123 and had recognized compensation expense. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in the six-month period ending December 31, 1999, and fiscal years 1999, 1998 and 1997, respectively: risk-free interest rates of 6.52%, 6.07%, 5.45% and 6.23%; dividend yield of 2.6%, 2.5%, 2.06% and 2.2%;
expected market price volatility factor of 0.313, 0.316, 0.311 and 0.303; and an expected option life of seven years.

The weighted-average, grant-date fair value was $5.28, $5.76, $7.53 and $4.93 for stock options granted in the six-month period ending December 31, 1999, and the fiscal years ending July 3, 1999; June 27; 1998; and June 28, 1997; respectively.

Pro forma information under SFAS No. 123 is as follows:

                                         Six Months     Fiscal Years Ended
                                           Ended     -------------------------
                                        December 31,   July  June 27, June 28,
In thousands, except per share data         1999     3, 1999   1998     1997
------------------------------------------------------------------------------
Net income:
  As reported..........................   $18,031    $10,592 $13,009  $10,020
  Pro forma............................    17,659      9,748  11,976    9,544
Basic net income per share of common
 stock:
  As reported..........................   $  1.78    $  1.05 $  1.30  $  1.01
  Pro forma............................      1.74        .96    1.20      .97
Diluted net income per share of common
 stock:
  As reported..........................   $  1.77    $  1.04 $  1.29  $  1.00
  Pro forma............................      1.73        .96    1.19      .95

14. COMMITMENTS AND CONTINGENCIES

A. Litigation

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

On January 5, 2000, Sekurit Saint-Gobain U.S.A., Inc. ("Sekurit") filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan. The complaint alleges that the Company has induced infringement and contributorily infringed a patent relating to window assemblies for use in vehicles. The Company has not yet responded to this complaint. The Company believes that this litigation will not have a material adverse effect on the Company's financial condition or liquidity.

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

B. Other

As of December 31, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $12.3 million.

The Company provides a guarantee for $7.2 million in municipal funding for the construction of a manufacturing facility.

15. LEASES

Future minimum lease payments, excluding renewal options, consist of:

                                                               Capital Operating
Year ending           In thousands                             Leases   Leases
--------------------------------------------------------------------------------
2000..........................................................   271      3,708
2001..........................................................   161      2,466
2002..........................................................    28      2,155
2003..........................................................     2      1,936
2004..........................................................    --      1,639
2005 and thereafter...........................................    --      2,645
                                                               ---------------
Total minimum lease payments..................................   462    $14,549
                                                                        =======
Less amount representing interest and other...................    10
                                                                ----
Present value of net minimum lease payments...................  $452
                                                                ====

Donnelly Hohe and Donnelly Mirrors Limited have various capital leases for manufacturing and warehouse facilities and manufacturing, office and transportation equipment. Included in property, plant and equipment are the following assets held under capital leases:

                                                                    December 31,
In thousands                                                            1999
--------------------------------------------------------------------------------
Land...............................................................   $    --
Buildings..........................................................     3,864
Machinery and equipment............................................     1,002
                                                                      -------
Gross property, plant and equipment under capital leases...........     4,866
Less accumulated depreciation......................................    (4,360)
                                                                      -------
Net property, plant and equipment under capital leases.............   $   506
                                                                      =======

The Company has operating leases for office, warehouse and manufacturing facilities and manufacturing equipment. Rental expense charged to operations amounted to approximately $2.4 million for the six months ended December 31, 1999, $5.2 million, $4.3 million and $3.8 million for fiscals 1999, 1998 and 1997, respectively. In 1998, the Company entered into an agreement for the sale and leaseback of newly installed injection molding equipment. The equipment was sold at cost and no gain or loss was recognized on the transaction. The lease has an effective 6.4% fixed interest rate and a 40% balloon for the Company's option to purchase the equipment after the full seven-year term and is classified as an operating lease.

16. COMMON STOCK PRICE PER SHARE--UNAUDITED

The Company's common stock is traded on the New York Stock Exchange under the Symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

                                       December 31,     July 3,      June 27,
                                           1999          1999          1998
--------------------------------------------------------------------------------
Quarter                                 High   Low    High   Low    High   Low
--------------------------------------------------------------------------------
First................................. $17.25 $14.00 $18.88 $14.13 $23.75 $16.75
Second................................  15.13  13.00  16.00  12.50  22.44  17.50
Third.................................     --     --  15.25  12.13  19.31  16.25
Fourth................................     --     --  17.50  12.88  22.38  18.00
--------------------------------------------------------------------------------

17. QUARTERLY FINANCIAL DATA--UNAUDITED

In thousands, except per share     First     Second   Third     Fourth   Total
data                              Quarter   Quarter  Quarter   Quarter    Year
--------------------------------------------------------------------------------
Six months ended December 31,
 1999:
Net sales.......................  $208,917  $212,724      --        --  $421,641
Gross profit....................    29,472    35,086      --        --    64,558
Operating income................     2,824     7,970      --        --    10,794
Net income......................     9,923     8,108      --        --    18,031
  Basic net income per share....       .98      0.80      --        --      1.78
  Diluted net income per share..       .97      0.80      --        --      1.77
Dividends declared per share of
 common stock...................       .10       .10      --        --      0.20

Fiscal year ended July 3, 1999:
Net sales.......................  $189,603  $239,093 $233,154  $243,119 $904,969
Gross profit....................    26,761    35,089   37,963    34,503  134,316
Operating income................    (1,112)    3,310     (944)    6,847    8,101
Net income......................    (1,990)    1,451    3,820     7,311   10,592
  Basic net income per share....      (.20)      .14      .38       .72     1.05
  Diluted net income per share..      (.20)      .14      .38       .72     1.04
Dividends declared per share of
 common stock...................       .10       .10      .10       .10      .40

Fiscal year ended June 27, 1998:
Net sales.......................  $165,176  $194,800 $193,658  $209,677 $763,311
Gross profit....................    27,973    33,580   32,649    36,430  130,632
Operating income................     3,090     6,378    6,674     4,232   20,374
Net income......................       986     5,169    3,373     3,481   13,009
  Basic net income per share....       .10       .52      .34       .35     1.30
  Diluted net income per share..       .10       .51      .33       .34     1.29
Dividends declared per share of
 common stock...................       .10       .10      .10       .10      .40

See Management's Discussion and Analysis of Results of Operations and Financial Condition for discussion of the Company's results of operations and Notes 3 and 5 for a discussion of the impact of certain transactions on the quarterly results of operations.

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

In fulfilling its responsibility for the integrity of financial information, management has established a system of internal accounting control that provides reasonable assurance that assets are properly safeguarded and accounted for and that transactions are executed in accordance with management's authorization and recorded and reported properly.

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

/s/ Dwane Baumgardner
_____________________________________
J. Dwane Baumgardner, Ph.D.
Chairman, Chief Executive Officer
 and President

/s/ Scott E. Reed
_____________________________________
Scott E. Reed
Senior Vice President
and Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

DONNELLY CORPORATION
HOLLAND, MICHIGAN

We have audited the combined consolidated balance sheets of Donnelly Corporation and subsidiaries as of December 31, 1999; July 3, 1999; and June 27, 1998; and the related combined consolidated statements of income, shareholders' equity and cash flows for the six-month period ended December 31, 1999, and each of the three years in the period ended July 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelly Corporation and subsidiaries as of December 31, 1999; July 3, 1999; and June 27, 1998; and the results of their operations and their cash flows for the six-month period ended December 31, 1999, and each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the combined consolidated financial statements, the Company changed its method of accounting for start-up and organization costs effective July 4, 1999.

/s/ BDO Seidman
_____________________________________
BDO Seidman, LLP
Grand Rapids, Michigan
February 11, 2000

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant. Information relating to the directors and director nominees of the Registrant contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 16, 2000, and to be filed pursuant to Regulation 14A, is incorporated by reference.

Executive Officers of the Registrant. Information relating to the executive officers of the Registrant is included in Item 4 of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 16, 2000, and the information within those sections is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Voting Securities and Principal Holders Thereof," "Nominees for Election as Directors" and "Securities Ownership of Management" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held May 16, 2000, and the information within those sections is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held May 16, 2000, and the information within that section is incorporated by reference.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

1. Financial Statement Schedules. The following are included in Part IV of this report for the six-month period ended December 31, 1999, and for each of the years July 3, 1999; June 27, 1998; and June 28, 1997; as applicable:

                                                                    Page
                                                                    ----
   Report of Independent Certified Public Accountants on Financial
    Statement Schedule                                               69
   Schedule II, Valuation and Qualifying Accounts                    70

  All other schedules are not submitted because they are not applicable or because the required information is included in the combined consolidated financial statements or notes thereto.

2. Exhibits. Reference is made to the Exhibit Index, which is found on the last three pages of the body of this Form 10-K Annual Report preceding the exhibits.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the six-month period ended December 31, 1999.

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

DONNELLY CORPORATION

                                               /s/  J. Dwane Baumgardner
                                          By___________________________________
                                                 Chairman, Chief Executive
                                                  Officer, and President

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

    /s/ J. Dwane Baumgardner                      /s/ Scott E. Reed
_____________________________________     _____________________________________
 Chairman, Director, Chief Executive          Senior Vice President, Chief
        Officer and President                      Financial Officer


       /s/ John A. Borden                     /s/ Ronald L. Winowiecki
_____________________________________     _____________________________________
             Director                      Chief Accounting Officer, Corporate
                                                       Controller


   /s/ B. Patrick Donnelly III
_____________________________________         /s/ Arnold F. Brookstone
              Director                    _____________________________________
                                                        Director


      /s/ R. Eugene Goodson
_____________________________________           /s/ Joan E. Donnelly
              Director                    _____________________________________
                                                        Director


    /s/ Gerald T. McNeive Jr.
_____________________________________           /s/ Thomas E. Leonard
              Director                    _____________________________________
                                                        Director


      /s/ Donald R. Uhlmann
_____________________________________           /s/ Rudolph B. Pruden
              Director                    _____________________________________

DATE: March 24, 2000                                    Director
Donnelly Corporation
Annual Report--Form 10-K

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULE

DONNELLY CORPORATION
HOLLAND, MICHIGAN

The audits referred to in our report dated February 11, 2000, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which is included in Item 8 of this Form 10-K for the transition period from July 4, 1999, to December 31, 1999, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
_____________________________________
BDO Seidman, LLP

Grand Rapids, Michigan
February 11, 2000

                              DONNELLY CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

        COLUMN A            COLUMN B  COLUMN C  COLUMN D   COLUMN E   COLUMN F
-------------------------  ---------- --------- --------- ---------- ----------
                           BALANCE AT                                BALANCE AT
                           BEGINNING                                    END
       DESCRIPTION         OF PERIOD  ADDITIONS ADDITIONS DEDUCTIONS   PERIOD
-------------------------  ---------- --------- --------- ---------- ----------
RESERVE FOR UNCOLLECTIBLE
 ACCOUNTS AND SALES
 RETURNS AND ALLOWANCES:

  YEAR ENDED JUNE 27,
   1998                      $1,064      -- (1)              -- (1)    $1,095

  YEAR ENDED JULY 3, 1999    $1,095      662(4)              100(3)    $1,665

  SIX MONTHS ENDED
   DECEMBER 31, 1999         $1,665      685(4)     90(2)    -- (1)    $2,449

(1) INFORMATION IN THIS COLUMN IS NOT SIGNIFICANT
(2) INCREASE DUE TO CONSOLIDATION OF SUBSIDIARY
(3) DECREASE DUE TO MERGER OF SUBSIDIARY INTO NON-CONSOLIDATED JOINT VENTURE
(4) INCREASE DUE TO POTENTIALLY UNCOLLECTIBLE RECEIVABLES

                           ANNUAL REPORT -- FORM 10-K

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

 10.1  Multi Currency Revolving Credit Loan Agreement was filed as part of Form
       10-QA for the quarter ended September 16, 1997, as Exhibit 10.1 and is hereby incorporated herein by reference. Amendment dated September 1999, to the Multi Currency Revolving Credit Loan Agreement dated as of
       September 16, 1997, as amended, by and among Donnelly Corporation, Donnelly Hohe GmbH & Co. KG, the borrowing subsidiaries party thereto, the banks named herein, and Bank One, Michigan, as agent for the banks was filed as part of Form 10-Q for the quarter ended October 2, 1999, as
       Exhibit 10.2 and is hereby incorporated herein by reference.

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

 10.9 The Donnelly Corporation Non Employee Director's Stock Option Plan was filed as part of a Registration Statement on Form S-8 (Registration No.
       33-55499) as Exhibit 99, and has been subsequently amended and filed as part of a Registration Statement on Amendment No. 1 to Form S-8 on March
       2, 1999, as Exhibit 4 and the same is hereby incorporated herein by reference.

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

 10.15 Letter from Donnelly Corporation to Mr. Donn Viola dated July 12, 1996, as modified on July 22, 1996, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.17 and is hereby incorporated by reference.

 10.16 Letter from Donnelly Corporation to Mr. Russell Scaffede dated September
       15, 1995, was filed as part of Form 10-K/A for the fiscal year ending
       June 29, 1996, as Exhibit 10.18 and is hereby incorporated by reference.

 10.17 An English language summary of the Security Pooling Agreement written in German between the Registrant and Donnelly Hohe GmbH & Co. KG dated
       September 15, 1995, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.19 and is hereby incorporated by reference.

 10.18 Receivables Purchase Agreement among Donnelly Receivables Corporation,
       Falcon Asset Securitization Corporation and the First National Bank of
       Chicago dated as of November 14, 1996, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.20 and is hereby incorporated by reference.

 10.19 Lear Donnelly Overhead Systems, LLC Operating Agreement dated November
       1, 1997, was filed as part of the Form 10-QA for the quarter ended
       December 27, 1997, as Exhibit 10.1 and is hereby incorporated by reference.

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

 10.26 The Donnelly Corporation 1998 Employee Stock Option Plan was filed as
       Exhibit A to the Proxy Statement for the October 16, 1998, Annual
       Meeting of Shareholders and is hereby incorporated by reference.

 10.27 The Donnelly Corporation 1998 Employees' Stock Purchase Plan was filed as Exhibit B to the Proxy Statement for the October 16, 1998, Annual
       Meeting of Shareholders and is hereby incorporated by reference.

 10.28 Joint Venture Agreement by and among Schott Corporation, Schott North
       America Manufacturing, Inc., Schott Glass and Donnelly Corporation dated as of April 5, 1999, and exhibits thereto, including the Limited
       Liability Company Agreement of Schott-Donnelly LLC Smart Glass Solutions dated as of April 5, 1999, the Schott Technology License Agreement dated as of April 5, 1999, and the Donnelly Technology License Agreement dated as of April 5, 1999.

 10.29 Redemption and Purchase Agreement dated September 1999, by and between
       Lear Corporation, Marlette JV Acquisition Corporation, Donnelly
       Corporation and Lear Donnelly Overhead Systems, LLC was filed as part of Form 10-Q for the quarter ended October 2, 1999, as Exhibit 10.1 and is hereby incorporated herein by reference.

 10.30 Agreement dated December 16, 1999, between Lear Corporation and Donnelly
       Corporation regarding the purchase by Donnelly Corporation of the outstanding capital stock of Eurotrim.

 10.31 Amendment dated January 15, 2000, to the Multi Currency Revolving Credit
       Loan Agreement dated as of September 16, 1997, as amended, by and among Donnelly Corporation, Donnelly Hohe GmbH & Co. KG, the borrowing subsidiaries party thereto, the banks named therein, and Bank One, Michigan, as agent for the banks.

 21    Schedule of Affiliates.

 23    Consent of BDO Seidman, LLP, independent public accountants.

 27    Financial Data Schedule.