Form 10-Q
period 2000-04-01
DONNELLY CORP
filed 2000-05-16
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarter ended April 1, 2000 Commission File Number 1-9716

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes _X_  No ___

6,044,203 shares of Class A Common Stock and 4,117,889 shares of Class B Common Stock were outstanding as of April 28, 2000.

DONNELLY CORPORATION
INDEX



                                                                            Page
                                                                       Numbering
                                                                       ---------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Condensed Combined Consolidated Balance Sheets
              -    April 3, 1999 and April 1, 2000                             3
              Condensed Combined Consolidated Statements of Income
              -    Three months ended April 3, 1999 and April 1, 2000          4
              Condensed Combined Consolidated Statements of Cash Flows
              -    Three months ended April 3, 1999 and April 1, 2000          5
              Notes to Condensed Combined Consolidated Financial
              Statements                                                    6-11


  Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition                             12-18

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                    18-20


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 20

  Item 6.   Exhibits and Reports on Form 8-K                                  20

  Signatures                                                                  21

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                                       April 1,           December 31,
In thousands                                                             2000                 1999
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                $ 1,713              $ 4,153
Accounts receivable, less allowance of $2,220 and $2,449                  96,469               80,605
Inventories                                                               47,275               50,392
Prepaid expenses and other current assets                                 28,355               28,784
                                                                      ----------          -----------
      Total current assets                                               173,812              163,934
Property, plant and equipment                                            327,480              323,210
Less accumulated depreciation                                            127,179              124,824
                                                                      ----------          -----------
      Net property, plant and equipment                                  200,301              198,386
Investments in and advances to affiliates                                 30,132               28,815
Other assets                                                              37,477               37,728
                                                                      ----------          -----------
      Total assets                                                     $ 441,722            $ 428,863
                                                                      ==========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                       $ 108,940             $ 92,098
Other current liabilities                                                 55,642               46,577
                                                                      ----------          -----------
      Total current liabilities                                          164,582              138,675
Long-term debt, less current maturities                                   90,111              107,383
Deferred income taxes and other liabilities                               59,355               58,059
                                                                      ----------          -----------
      Total liabilities                                                  314,048              304,117
                                                                      ----------          -----------
Minority interest                                                            958                  951
Preferred stock                                                              531                  531
Common stock                                                               1,020                1,019
Other shareholders' equity                                               125,165              122,245
                                                                      ----------          -----------
      Total shareholders' equity                                         126,716              123,795
                                                                      ----------          -----------
      Total liabilities and shareholders' equity                       $ 441,722            $ 428,863
                                                                      ==========          ===========

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three Months Ended
                                                           ------------------------------------
                                                              April 1,            April 3,
In thousands except share data                                  2000                1999
----------------------------------------------------------------------------------------------
Net sales                                                        $ 237,404           $ 233,154
Cost of sales                                                      196,124             195,191
                                                               -----------        ------------
     Gross profit                                                   41,280              37,963
Operating expenses:
Selling, general and administrative                                 20,569              20,560
Research and development                                             9,762               9,570
Restructuring and other charges                                          -               8,777
                                                               -----------        ------------
Total operating expenses                                            30,331              38,907
                                                               -----------        ------------
     Operating income (loss)                                        10,949                (944)
                                                               -----------        ------------
Non-operating (income) expenses:
Interest expense                                                     1,783               2,202
Interest income                                                       (459)               (122)
Royalty income                                                        (247)               (365)
Gain on sale of equity investment                                        -              (5,130)
Other expense, net                                                     204                 684
                                                               -----------        ------------
Total non-operating (income) expenses                                1,281              (2,731)
                                                               -----------        ------------
     Income before taxes on income                                   9,668               1,787
Taxes on income (credit)                                             2,653                (281)
                                                               -----------        ------------
     Income before minority interest and
     equity earnings                                                 7,015               2,068
Minority interest in net (income) loss of subsidiaries                (285)              1,783
Equity in income (loss) of affiliated companies                         44                 (31)
                                                               -----------        ------------
Net income                                                         $ 6,774             $ 3,820
                                                               ===========        ============

Per share of common stock:
     Basic net income per share                                     $ 0.67              $ 0.38

     Diluted net income per share                                   $ 0.67              $ 0.38

     Cash dividends declared                                        $ 0.10              $ 0.10

     Average common shares outstanding                          10,153,601          10,093,510

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                               -----------------------------
                                                                                April 1,         April 3,
In thousands                                                                      2000             1999
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                       $ 6,774          $ 3,820
Adjustments to reconcile net income to net cash from
   (for) operating activities:
Depreciation and amortization                                                      7,404            6,350
Loss (gain) on sale of property and equipment                                        (20)              85
Gain on sale of equity investment                                                      -           (5,130)
Deferred pension cost and postretirement benefits                                  1,485            1,432
Change in deferred income taxes                                                        9           (1,162)
Minority interest income (loss)                                                      306           (2,882)
Equity in (earnings) losses of affiliated companies                                  (44)              31
Restructuring and other charges                                                        -            8,777
Changes in operating assets and liabilities:
Sale of accounts receivable                                                        2,901              408
Accounts receivable                                                              (21,220)         (15,672)
Inventories                                                                        2,095              230
Prepaid expenses and other current assets                                            (44)          (6,516)
Accounts payable and other current liabilities                                    29,567             (979)
Other                                                                               (144)            (966)
                                                                               ---------        ---------
      Net cash from (for) operating activities                                    29,069          (12,174)
                                                                               =========        =========
INVESTING ACTIVITIES
Capital expenditures                                                             (12,288)         (14,404)
Proceeds from sale of property and equipment                                          44              143
Investments in and advances to affiliates                                         (1,301)          (1,711)
Proceeds from sale of equity investment                                                -            7,567
Other                                                                               (197)            (283)
                                                                               ---------        ---------
      Net cash for investing activities                                          (13,742)          (8,688)
                                                                               =========        =========
FINANCING ACTIVITIES
Net proceeds from long-term debt                                                   1,002           13,517
Repayments on long-term debt                                                     (16,781)               -
Redemption of minority interest in subsidiary                                       (946)               -
Common stock issuance                                                                 87                -
Dividends paid                                                                    (1,025)          (1,023)
                                                                               ---------        ---------
      Net cash from (for) financing activities                                   (17,663)          12,494
                                                                               =========        =========
Effect of foreign exchange rate changes on cash                                     (104)            (138)
                                                                               ---------        ---------
Decrease in cash and cash equivalents                                             (2,440)          (8,506)
Cash and cash equivalents, beginning of period                                     4,153           15,459
                                                                               ---------        ---------
Cash and cash equivalents, end of period                                         $ 1,713          $ 6,953
                                                                               =========        =========

The accompanying notes are an integral part of these statements.

                              DONNELLY CORPORATION
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                  April 1, 2000

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2000, should not be considered indicative of the results that may be expected for the year ending December 31, 2000. The combined consolidated balance sheet at December 31, 1999, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's report on Form 10-K for the six months ended December 31, 1999.

Effective July 4, 1999, the Company changed the date for the end of its fiscal year from the Saturday nearest June 30 to December 31. The Company's fiscal quarters end on the Saturdays nearest March 31, June 30 and September 30. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

Also in 1999, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The results of operations for the three-month period ended April 3, 1999, included the results for these subsidiaries for the three months ended February 28, 1999, while the first quarter of 2000 includes the results for the three months ended April 1, 2000.

NOTE B --- INVENTORIES

Inventories consist of:

                                                                      April 1,                December 31,
(In thousands)                                                          2000                      1999
----------------------------------------------------------------------------------          ----------------
Finished products and work in process                                $    15,882              $    18,529
Raw materials                                                             31,393                   31,863
                                                                   ---------------          ---------------
                                                                     $    47,275              $    50,392
                                                                   ===============          ===============

NOTE C --- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                                      Three Months Ended
                                                         ---------------------------------------------
                                                               April 1,                 April 3,
In thousands, except per share data                              2000                     1999
-----------------------------------------------------    --------------------      -------------------
Net income                                                    $      6,774              $    3,820
Less:  Preferred stock dividends                                       (10)                    (10)
                                                         --------------------      -------------------
Income from continuing operations
available to common shareholders                              $      6,764              $    3,810
                                                         ====================      ===================

Weighted-average shares                                             10,154                  10,094
Plus:  Effect of dilutive stock options                                  9                      27
                                                         --------------------      -------------------
Adjusted weighted-average shares                                    10,163                  10,121
                                                         ====================      ===================

Basic earnings per share                                      $       0.67              $     0.38
                                                         ====================      ===================
Diluted earnings per share                                    $       0.67              $     0.38
                                                         ====================      ===================

NOTE D---COMPREHENSIVE INCOME

Comprehensive income includes net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income consists of the following (in thousands):

                                                                      Three Months Ended
                                                         ---------------------------------------------
                                                               April 1,                 April 3,
                                                                 2000                     1999
                                                         --------------------      -------------------
Net income                                                    $      6,774            $     3,820
Other comprehensive income:
         Foreign currency translation and
         transaction adjustments                                     2,043                  2,466
                                                         --------------------      -------------------
   Reclassification adjustment
   for net gain on securities
   available for sale included
   in net income                                                        --                 (3,216)
                                                         ====================      ===================
Comprehensive income                                          $      8,817            $     3,070
                                                         ====================      ===================

Translation and transaction adjustments are recorded directly in a component of shareholder's equity in the accompanying Condensed Combined Consolidated Balance Sheets. These result from changes in the foreign currency translation adjustments of the Company's net investments in its foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates caused by fluctuations in exchange rates. Prior to the first quarter of calendar 1999, the Company's investment in VISION Group plc ("VISION Group") was accounted for at fair value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," with unrealized gains and losses reported directly in a component of shareholders' equity. In the first quarter of calendar 1999, the Company sold its interest in VISION Group which caused the previously unrealized gain to be realized (see also Note G). Total accumulated other comprehensive income totaled $(13.2) million and $(11.2) million at April 1, 2000 and December 31, 1999, respectively.

NOTE E---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      Three Months Ended
                                                          --------------------------------------------
(In thousands)                                                 April 1,                 April 3,
                                                                 2000                     1999
                                                          -------------------      -------------------
Cash paid during the period for:
         Interest                                              $    338                 $     666
         Income taxes                                             1,230                     1,044

Non-cash financing and investing activities:
         Transfer of non-cash net assets to
         affiliates (See Note G)                               $     --                 $   2,617
         Transfer of interest bearing note
         from affiliate (See Note G)                           $     --                 $   5,000

NOTE F---NATURE OF OPERATIONS

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

A summary of the Company's operations by its business segments follows:

                                                                                    Other          Intersegment           Total
In thousands                                       NAAO             EAO           Segments*        Eliminations         Segments
------------------------------------------------------------------------------------------------------------------------------------
Quarter ended April 1, 2000:
Revenues................................      $   148,254      $    75,954      $    15,562        $    (2,366)      $    237,404
Segment profit..........................           17,215            5,576            2,550                 --             25,341

Quarter ended April 3, 1999:
Revenues................................      $   137,992      $    68,530      $    27,267        $      (636)      $    233,153
Segment profit..........................           16,134            1,268            1,825                 --             19,227

   * Other segments category includes the Company's automotive joint ventures and North American non-automotive businesses.

Reconciliations of the totals reported for the operating segments' profit to consolidated income before income taxes in the combined consolidated financial statements is shown below:

                                                                                April 1,               April 3,
In thousands                                Quarter  Ended                        2000                   1999
----------------------------------------------------------------------------------------------------------------------
Segment profit from reportable segments.......................              $    22,791              $    17,402
Segment profit from other segments............................                    2,550                    1,825
Interest, net.................................................                   (1,324)                  (2,080)
Restructuring and other charges...............................                       --                   (8,777)
Depreciation and amortization.................................                   (7,404)                  (6,350)
Gain on sale of equity investments............................                       --                    5,130
Corporate and other expenses*.................................                   (6,945)                  (5,363)
                                                                         --------------------------------------------
Income before taxes on income                                               $     9,668              $     1,787
                                                                         ============================================

* Corporate and other expenses category includes centralized corporate functions including those for advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

Additional disclosures regarding the Company's products and services, geographic areas, major customers and total assets are included in Note 3 - Nature of Operations, in the Company's Form 10-K for the six months ended December 31, 1999.

NOTE G---INVESTMENTS IN AND ADVANCES TO AFFILIATES

On September 14, 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture. As a result of the transaction, the financial results of Lear Donnelly are no longer included in the Company's financial statements after September 1999.

Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to the final customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts included in the joint venture, future annual net sales are expected to be reduced by approximately $60 to

$65 million per year. The impact for the three-month period ended April 1, 2000, was a reduction in net sales of approximately $15 million. Since the joint venture operated at approximately break-even since its formation, the sale is not expected to have a material impact on the Company's future results of operations or financial position. However, gross profit and operating margins as a percent of sales for future periods will be favorably impacted by the sale.

Effective January 4, 1999, the Company merged its wholly-owned subsidiary, Donnelly Optics Corporation ("Optics") into Optics Acquisition, Inc., a wholly-owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. The surviving corporation in this merger was Optics and its name was changed to Applied Optics, Inc. Optics designed and manufactured injection molded optical lenses for the automotive, computer and medical industries. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. As a result of this transaction, the assets and liabilities of Optics have been removed from the Company's financial statements as of December 1, 1998. The financial results of Optics are no longer included in the Company's financial statements after December 1, 1998. The Company transferred the net assets of Optics for a 13% equity interest in AIG and a $5 million convertible note.

In the first quarter of calendar 1999, the Company sold its remaining interest in VISION Group. As a result of this sale, the Company received $7.6 million in proceeds and recognized a pretax gain of approximately $5.1 million, or $0.33 per share after tax.

The Company has advanced $15.5 million at April 1, 2000 and $14.6 million at December 31, 1999, to its venture, Donnelly Electronics, Inc. ("Donnelly Electronics"), under a promissory note that bears interest at 7%. The Company owns approximately 18.2% of Donnelly Electronics and accounts for it on the cost method. Accordingly, the financial results of Donnelly Electronics are not included in the Company's financial statements.

NOTE H---RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 1997, the Company recorded a $10.0 million pretax restructuring charge, or $4.0 million at net income, for a European restructuring plan. A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the restructuring plan. In the third quarter of fiscal 1999, an $8.8 million pretax restructuring charge, or $3.5 million at net income, was recorded for the 1999 European turnaround plan. The Company has combined the remaining actions of the 1997 restructuring, which primarily consisted of the elimination and outsourcing of redundant operations in Germany, with the new European turnaround initiative. It is expected that all actions associated with the plan will be substantially completed by the end of 2000.

The Company is also funding approximately $4.3 million for the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the turnaround plan. These costs do not qualify as restructuring under EITF 94-3 and therefore are included in the Company's capital expenditures and operating expenses. As of April 1, 2000, approximately 50% of the cash flows required to complete these facilities were funded, with the remaining expenditures expected to be substantively completed by the end of May 2000, the majority of which will be capitalized.

                                                                                                                 Accrued
                                                                                                              Restructuring
                                                            Original     Fiscal 1999         Amounts        Costs at April 1,
In thousands                                                Accrual        Accrual         Utilitzed (1)          2000
----------------------------------------------------------------------------------------------------------------------------
Employee severance and termination benefits............     $   9,965      $   7,426       $   9,309          $  8,082
Write down of long-lived assets........................            --          1,351             816               535
                                                          ------------------------------------------------------------------
     Restructuring Total...............................     $   9,965      $   8,777         $10,125          $  8,617
                                                          ==================================================================

(1) The Company has terminated 146 employees under the plan. In addition, the Company has experienced a net reduction of approximately 40 employees in Germany through natural attrition. Amounts utilized include an adjustment of $1.1 million to the restructuring reserve in 1998 associated with changes to the restructuring plan and the impact of foreign currency changes.

ITEM 2.     DONNELLY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS AND FINANCIAL
                       CONDITION FIRST QUARTER REPORT FOR
                      THE THREE MONTHS ENDED APRIL 1, 2000

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

OVERVIEW

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. Accordingly, comparisons of operating results are analyzed utilizing the comparable calendar period. The Company's fiscal quarters end on the Saturdays nearest March 31, June 30 and September 30. Accordingly, the three-month periods ended April 1, 2000 and April 3, 1999, each included 13 weeks. All year and quarter references relate to the Company's fiscal years and fiscal quarters, unless otherwise stated.

Also in 1999, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The results of operations for the three-month period ended April 3, 1999, included the results for these subsidiaries for the three months ended February 28, 1999, while the first quarter of 2000 includes the results for the three months ended April 1, 2000.

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

Mergers, Joint Ventures and Sale of Investments

On September 14, 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture. The Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999. Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to their final customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts manufactured by Lear Donnelly, annual net sales are expected to be reduced by approximately $60 million to $65 million. The impact for the three-month period ended April 1, 2000 was a reduction in net sales of approximately $15 million. Since the joint venture operated at approximately break-even from the time of its formation, the sale is not expected to have a material impact on the Company's future results of operations. However, gross profit and operating margins as a percent of sales for future periods should be favorably impacted.

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

In the second calendar quarter of 1999, the Company began consolidating the financial statements of Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC"). Varitronix EC is based in Malaysia and is the Company's 50-50, controlled joint venture with the Malaysian subsidiary of Varitronix International Ltd. ("Varitronix"). Varitronix, based in Hong Kong, is a global leader in the market for liquid crystal displays and electronic systems. Varitronix EC provides support for the Company's worldwide electrochromic mirror production.

In the first calendar quarter of 1999, the Company sold its remaining interest in VISION Group plc ("VISION Group"). The Company received $7.6 million in proceeds and recognized a combined pretax gain of approximately $5.1 million, or $0.33 per share, after tax.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended April 1, 2000, and April 3, 1999

North American Automotive Operations ("NAAO")

For the three-month period ended April 1, 2000, NAAO net sales increased by over 7%, or $10.3 million, compared to the same period in calendar 1999. North American car and light truck build increased by approximately 7% for the same comparable period.

NAAO gross profit margin was slightly lower for the three-month period ended April 1, 2000, compared to the same period in the previous year. While margins improved at the Company's North American complete outside mirror facilities, these improvements were offset by an unfavorable product mix, primarily in modular windows, and by the costs associated with the ramp-up of new electrochromic and electronic mirror products. Gross profit margins were also positively influenced by after-market sales for complete outside mirrors. The success of the Company in maintaining gross profit margins is dependent upon its ability to successfully launch new booked business and to offset continued customer pricing pressures. In addition, the Company may experience changes in gross profit margins based on its mix of lower-margin and higher-margin products. It is expected that future changes in revenue will be balanced between higher- and lower-margin products.

The Company's North American operating margins were flat for the quarter ended April 1, 2000, compared to the comparable period in 1999. Higher sales were offset by slightly lower gross profit margins and higher selling, general and administrative expenses in the period. The higher selling, general and administrative expenses were caused by increased investments in information technology and the amortization costs for recently introduced software for manufacturing, distribution and administration. The increased information technology expenses were partially offset by reduced spending levels in other NAAO functions.

European Automotive Operations ("EAO")

EAO net sales increased by approximately 11% for the quarter ended April 1, 2000, compared to the same period last year. The significant strengthening of the dollar compared to the euro significantly reduced the reported sales level for Europe. Stated in local currencies, EAO net sales increased by over 27%. The increase in net sales is primarily due to products launched in calendar 1999 running at full production volumes and the elimination of the one-month lag in consolidating the Company's subsidiaries in Germany and Spain. Western European car production increased by approximately 6% in the first calendar quarter compared to the same period last year.

EAO gross profit margins improved during the three-month period ending April 1, 2000 compared to the comparable period of calendar 1999, due to stronger sales volumes and operating improvements in the Company's facilities in Germany. Overall sales price pressures in Europe were offset by improvements in purchased material costs, the impact of restructuring initiatives and general operational productivity improvements.

In the first calendar quarter of 1999, an $8.8 million pretax restructuring charge, or $3.5 million at net income, was recorded for an EAO turnaround plan (see Note H).

EAO operating income, as adjusted for the restructuring charge, was improved for the quarter ended April 1, 2000, compared to the same period in the previous year. Stronger sales, improved gross profit margins and lower selling, general, and administrative expenses all contributed to the improved operating margins during the three-month period.

Company

Net sales were $237.4 million for the quarter ended April 1, 2000, compared to $233.2 million in the same period last year, an increase of approximately 1.8%. Adjusted for the impact of the reduction in net sales associated with Lear Donnelly, the Company's net sales increased by slightly less than 9%. Suppliers in the automotive industry continue to experience significant price pressure from their customers. While this pressure continues to squeeze the Company's gross profit and operating margins, it did not have a material impact on net sales for the three-month periods reported. The impact of price pressures on gross profit margins is dependant upon the ability of the Company to offset these decreases by improvements in purchase material prices, product design changes and overall operations productivity improvements.

Gross profit margin for the three-month period ended April 1, 2000, was 17.4% compared to 16.3% in the same period last year. The improved gross profit margin is primarily due to the sale of Lear Donnelly and stronger gross profit margins in Europe. The Company's Information Products subsidiary also contributed favorably to the Company's gross profit for the quarter.

Selling, general and administrative expenses were $20.6 million, or 8.7% of net sales, for the three-month period ended April 1, 2000, compared to $20.6 million, or 8.8% of net sales for the three-month period ended April 3, 1999. These expenses remained flat with previous year levels due to management's focus on cost management both in North America and Europe, despite the continued investments in information technology.

Research and development expenses were $9.8 million, or 4.1% of net sales, for the three-month period ended April 1, 2000, compared to $9.6 million, or 4.1% of net sales, in the same period last year. The lower research and development expenses were due to the formation of Schott Donnelly. Offsetting the reduction in these expenses, were investments in new complete outside mirror products and value-added technologies including electrochromic, electronics and lighting applications launching in calendar 2000 and 2001.

Operating income was $10.9 million for the three-month period ended April 1, 2000, compared to a loss of $(0.9) million for the same period last year. Adjusted for the impact of the 1999 restructuring, operating income improved by $3.1 million, or from 3.4% of net sales for the quarter ended April 3, 1999, to 4.6% of net sales for the quarter ended April 1, 2000. Operating income was improved primarily due to improved gross profit margins in Europe, the sale of Lear Donnelly, the ability of the Company to leverage selling, general and administrative expenses and positive performance from the Company's Information Products subsidiary.

Interest expense was $1.8 million for the three-month period ended April 1, 2000, compared to $2.2 million for the same period last year. Interest expense was lower primarily due to lower average borrowings during the period.

In the first calendar quarter of 1999, the Company sold its remaining interest in VISION Group. The Company received $7.6 million in proceeds and recognized a combined pretax gain of approximately $5.1 million, or $0.33 per share, after tax.

Income tax expense for the three-month period ended April 1, 2000, was $2.7 million on pretax income of $9.7 million, for an effective tax rate of 27.4%. In the three month period ended April 3, 1999, the Company recorded an income tax credit of $0.3 million due to the tax benefit on German losses and the restructuring charge taken in this period. The Company's effective tax rate will vary based on the level and mix in pretax earnings in countries with varying effective tax rates, availability of tax benefits and unusual pretax gains or losses.

The Company has recorded $14.0 million and $14.6 million of deferred tax assets on foreign non-expiring net operating loss carry-forwards at April 1, 2000 and December 31, 1999, respectively. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets are expected to be realized based on the improvements from the restructuring initiative, which are expected to be substantially complete by the end of calendar 2000, and continuous improvement in overall operational earnings from the implementation of the Company's production system throughout Europe.

Minority interest in net (income) loss of subsidiaries was $(0.3) million for the three-month period ended April 1, 2000, compared to $1.8 million for the same period last year. The $1.8 million benefit in 1999 was primarily due to the restructuring charge and operating losses at the Company's Donnelly Hohe subsidiary. In the first quarter of 2000, Donnelly Hohe operated at a positive net income and the Company's Varitronix EC joint venture operated at a slight loss.

Equity in earnings (losses) of affiliated companies improved slightly in the first quarter of 2000 as compared to the first quarter of calendar 1999. For the period ended April 1, 2000, equity earnings from the Company's Chinese joint ventures were offset slightly by equity losses from the Company's joint venture in Brazil. For the period ended April 3, 1999, equity earnings from the Company's Chinese joint ventures were offset by equity losses from the Company's Lear Donnelly joint venture. Due to the sale of the Company's interest in the Lear Donnelly joint venture, the Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999.

The Company is committed to improving shareholder value with a strategic plan focussed on the following key areas: developing core automotive products, primarily by increasing dollar content per vehicle through the expansion of market share of existing products; introduction of new technologies and products and increasing volume through penetration into new and emerging markets; improving the overall operating performance of the Company's European Operations; extending the Company's capabilities in value added electronics technologies; and repositioning non-core businesses, as appropriate, through merging or divesting these businesses.

The Company believes that these strategic initiatives have established the foundation for the Company's ability to improve shareholder value. Excluding unusual and non-recurring items, the unaudited net income from operations for the twelve-month rolling period ending April 1, 2000, was $20.6 million, a record for the Company. These financial developments combined with the strong commercial developments for new orders booked (initially launching in late calendar 2000) and the continued introduction of advanced technologies support the Company's ability to grow shareholder value. Management remains committed to the overall strategies of continued implementation of the Company's operational systems, introducing new and innovative technologies, focusing on core businesses and developing and enabling highly skilled people.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.1 and 1.2 on April 1, 2000, and December 31, 1999, respectively. Working capital was $9.2 million on April 1, 2000, compared to $25.3 million at December 31, 1999. Increases in accounts receivable were offset by continued benefits of an active working capital management program, seasonal accrual increases and reduction of inventories due to the elimination of year 2000 contingency stock and program transitions. Overall sales increases in the quarter, particularly in Europe where credit terms are often longer than those in North America, affected both accounts receivable and accounts payable in the period. The increase in accounts receivable was partially offset by increased cash receipts in North America due to timing of key customer payments. The receipt of customer payments, combined with operating income in the quarter and continued active working capital management, provided funds that were used to reduce revolving lines of credit as of April 1, 2000.

At April 1, 2000, and December 31, 1999, $41.8 million and $38.9 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement are used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2000, however it is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures for the three months ended April 1, 2000, and April 3, 1999, were $12.3 million and $14.4 million, respectively. Capital spending was primarily to support new business orders, the ramp up of new electrochromic and electronic mirror products, the 1999 European turnaround plan and continuous improvement activities of the Company. Capital spending the next twelve to eighteen months is expected to remain near current spending levels to support these programs, in addition to the implementation of new manufacturing, distribution and administrative information systems globally.

The Company announced significant restructuring plans in fiscal 1997 and 1999 to improve the overall profitability of EAO (see Note H). The remaining reserve balance for these plans was $8.6 million at April 1, 2000. It is expected that all actions associated with the plan will be substantially completed by the end of 2000. In addition, the Company will also require approximately $2.2 million for the remaining construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the 1999 European turnaround plan, the majority of which will be capitalized.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company. In the first quarter of 2000, the Company made $2.2 million of investments in and advances to affiliates, including the redemption of a minority interest in a subsidiary.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $24.1 million and $42.5 million as of April 1, 2000, and December 31, 1999, respectively. Total long-term borrowing decreased by $17.3 million at April 1, 2000, compared to December 31, 1999, primarily due to operating income in the quarter and continued active working capital management.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1 - Summary of Significant Accounting Policies, in the Notes to the Combined Consolidated Financial Statements, which is included in Item 8 of the Form 10-K report for the six months ended December 31, 1999. Additional information relating to financial instruments and debt is included in Note 8 - Financial Instruments and Note 6 - Debt and Other Financing Arrangements, which are also included in Ite 8 of the Form 10-K report for the six months ended December 31, 1999.

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

Selective foreign currency commitments and transaction exposures are partially hedged. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, it borrows in local currencies to reduce such exposure. The Company is also exposed to fluctuations in other currencies including: British pounds, French francs, Irish punts, Japanese yen, Mexican pesos, Spanish pesetas, Malaysian ringgit and Brazilian reals. The fair valu of the foreign currency contracts outstanding has been immaterial each of the last two years and the transition period.

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

See the Company's Form 10-K for the six months ending  December 31, 1999, Item 7
(a), for quantitative disclosures about market risk as of December 31, 1999. There have been no material changes in the nature of the market risk exposures facing the Company since December 31, 1999.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On January 5, 2000, Sekurit Saint-Gobain U.S.A., Inc. filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan. The complaint alleges that the Company has induced infringement and contributorily infringed a patent relating to window assemblies for use in vehicles. The Company has not yet responded to this complaint. The Company believes that this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

                                                 DONNELLY CORPORATION
                                                              Registrant




Date:    May 16, 2000                              /s/ J. Dwane Baumgardner
                                                   ------------------------
                                                   J. Dwane Baumgardner
                                                   (Chairman, Chief Executive
                                                   Officer, and President)

Date:    May 16, 2000                              /s/ Scott E. Reed
                                                   -----------------
                                                   Scott E. Reed
                                                   (Senior Vice President, Chief
                                                   Financial Officer)