Form 10-Q
period 2000-07-01
DONNELLY CORP
filed 2000-08-15
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarter ended July 1, 2000 Commission File Number 1-9716

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No____

6,065,513 shares of Class A Common Stock and 4,107,564 shares of Class B Common Stock were outstanding as of July 31, 2000.

DONNELLY CORPORATION
INDEX


                                                                            Page
                                                                       Numbering
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

                    Condensed Combined Consolidated Balance Sheets
                    o  July 1, 2000 and December 31, 1999                      3
                    Condensed Combined Consolidated Statements of Income
                    o  Three and six months ended July 1, 2000 and
                       July 3, 1999                                            4
                    Condensed Combined Consolidated Statements of Cash Flows
                    o  Six months ended July 1, 2000 and July 3, 1999          5
                    Notes to Condensed Combined Consolidated Financial
                    Statements                                              6-13

  Item 2.      Management's Discussion and Analysis of Results of
               Operations and Financial Condition                          13-20

  Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk                                                        20-21


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                              21

  Item. 4      Submission of Matters to a Vote of Security Holders            22

  Item 6.      Exhibits and Reports on Form 8-K                               22

  Signatures                                                                  23

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                                             July 1,                 December 31,
In thousands                                                                   2000                      1999
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                    $ 3,114                   $ 4,153
Accounts receivable, less allowance of $1,714 and $2,449                      93,214                    80,605
Inventories                                                                   50,890                    50,392
Prepaid expenses and other current assets                                     31,593                    28,784
                                                                           ---------                 ---------
                       Total current assets                                  178,811                   163,934
Property, plant and equipment                                                332,720                   323,210
Less accumulated depreciation                                                130,303                   124,824
                                                                           ---------                 ---------
                       Net property, plant and equipment                     202,417                   198,386
Investments in and advances to affiliates                                     32,839                    28,815
Other assets                                                                  37,167                    37,728
                                                                           ---------                 ---------
                       Total assets                                        $ 451,234                 $ 428,863
                                                                           =========                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $ 102,561                  $ 92,098
Other current liabilities                                                     52,748                    46,577
                                                                           ---------                 ---------
                       Total current liabilities                             155,309                   138,675
Long-term debt, less current maturities                                      102,226                   107,383
Deferred income taxes and other liabilities                                   60,031                    58,059
                                                                           ---------                 ---------
                       Total liabilities                                     317,566                   304,117
                                                                           ---------                 ---------
Minority interest                                                              1,021                       951
Shareholders' equity:
Preferred stock                                                                  531                       531
Common stock                                                                   1,020                     1,019
Other shareholders' equity                                                   131,096                   122,245
                                                                           ---------                 ---------
                       Total shareholders' equity                            132,647                   123,795
                                                                           ---------                 ---------
                       Total liabilities and shareholders' equity          $ 451,234                 $ 428,863
                                                                           =========                 =========

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                                         Three Months Ended                   Six Months Ended
                                                                 --------------------------------------  ---------------------------
                                                                    July 1,                July 3,          July 1,         July 3,
In thousands except share data                                       2000                   1999             2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 227,492            $ 243,119         $ 464,896      $ 476,273
Cost of sales                                                         188,698              208,616           384,822        403,807
                                                                 --------------        -------------     -------------   -----------
        Gross profit                                                   38,794               34,503            80,074         72,466
Operating expenses:
Selling, general and administrative                                    21,117               22,072            41,686         42,632
Research and development                                                7,829                5,584            17,591         15,154
Restructuring and other charges                                             -                    -                 -          8,777
                                                                 --------------        --------------    --------------   ----------
Total operating expenses                                               28,946               27,656            59,277         66,563
                                                                 --------------        --------------    --------------   ----------
        Operating income                                                9,848                6,847            20,797          5,903
                                                                 --------------        --------------    --------------   ----------
Non-operating (income) expenses:
Interest expense                                                        2,025                1,474             3,808          3,676
Interest income                                                          (694)                 (73)           (1,153)          (195)
Royalty income                                                           (950)                (206)           (1,197)          (571)
Gain on sale of equity investment                                           -                    -                 -         (5,130)
Other (income) expense, net                                                31               (2,979)               235        (2,295)
                                                                 --------------        --------------    ---------------  ----------
Total non-operating (income) expenses                                     412               (1,784)             1,693        (4,515)
                                                                 --------------        --------------    ---------------  ----------
        Income before taxes on income                                   9,436                8,631            19,104         10,418
Taxes on income                                                         2,512                2,468             5,165          2,187
                                                                 --------------        --------------    ---------------  ----------
        Income before minority interest and equity earnings             6,924                6,163            13,939          8,231
Minority interest in net (income) loss of subsidiaries                    193                1,473               (92)         3,256
Equity in income (loss) of affiliated companies                            20                 (325)               64           (356)
                                                                 --------------        --------------    ---------------  ----------
Net income                                                            $ 7,137              $ 7,311          $ 13,911       $ 11,131
                                                                 ==============        ==============    ===============  ==========
Per share of common stock:
        Basic net icome per share                                      $ 0.70               $ 0.72            $ 1.37         $ 1.10

        Diluted net income per share                                   $ 0.70               $ 0.72            $ 1.37         $ 1.10

        Cash dividends declared                                        $ 0.10               $ 0.10            $ 0.20         $ 0.20

        Average common shares outstanding                          10,162,983           10,105,306        10,158,266     10,099,408

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                -----------------------------
                                                                                July 1,              July 3,
In thousands                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $ 13,911             $ 11,131
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization                                                     15,474                9,722
Gain on sale of property and equipment                                                (5)                  (2)
Gain on sale of equity investment                                                      -               (5,130)
Deferred pensio cost and postretirement benefits                                   3,035                3,196
Change in deferred income taxes                                                     (392)               1,819
Minority interest loss                                                               (96)              (4,648)
Equity in (earnings) losses of affiliated companies                                  (64)                 356
Restructuring and other charges                                                        -                8,777
Changes in operating assets and liabilities:
Sale (refund) of accounts receivable                                               2,292               (2,249)
Accounts receivable                                                              (17,242)              (3,167)
Inventories                                                                       (1,565)                 711
Prepaid expenses and other current assets                                         (2,429)                (619)
Accounts payable and other current liabilities                                    19,875                7,649
Other                                                                                283                2,000
                                                                               ---------            ---------
        Net cash from operating activities                                        33,077               29,546
                                                                               =========            =========
INVESTING ACTIVITIES
Capital expenditures                                                             (23,330)             (31,341)
Proceeds from sale of property and equipment                                         518                  237
Investments in and advances to affiliates                                         (4,028)              (3,728)
Proceeds from sale of affiliate stock                                                  -                7,567
Other                                                                               (716)                (604)
                                                                               ---------            ---------
        Net cash for investing activities                                        (27,556)             (27,869)
                                                                               =========            =========
FINANCING ACTIVITIES
Repayments on long-term debt                                                      (3,575)             (16,220)
Investment and advances from minority interest                                         -                4,482
Redemption of minority interest in subsidiary                                       (946)                   -
Common stock issuance                                                                172                  236
Dividends paid                                                                    (2,052)              (2,040)
                                                                               ---------            ---------
        Net cash for financing activities                                         (6,401)             (13,542)
                                                                               =========            =========
Effect of foreign exchange rate changes on cash                                     (159)                (181)
                                                                               ---------            ---------
Decrease in cash and cash equivalents                                             (1,039)             (12,046)
Cash and cash equivalents, beginnig of period                                      4,153               15,459
                                                                               ---------            ---------
Cash and cash equivalents, end of period                                         $ 3,114              $ 3,413
                                                                               =========            =========

The accompanying notes are an integral part of these statements.

                              DONNELLY CORPORATION
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 1, 2000

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 1, 2000, should not be considered indicative of the results that may be expected for the year ending December 31, 2000. The combined consolidated balance sheet at December 31, 1999, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's report on Form 10-K for the six months ended December 31, 1999.

Effective July 4, 1999, the Company changed the date for the end of its fiscal year from the Saturday nearest June 30 to December 31. The Company's fiscal quarters end on the Saturdays nearest March 31, June 30 and September 30. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

Also in 1999, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The results of operations for the three- and six-month periods ended July 3, 1999, include the results for these subsidiaries for the three and six months ended May 31, 1999, while the current year includes the results for the three and six months ended July 1, 2000.

NOTE B --- INVENTORIES

Inventories consist of:

                                                                       July 1,              December 31,
(In thousands)                                                          2000                    1999
-----------------------------------------------------------------------------------     --------------------
Finished products and work in process                                $    17,869            $    18,529
Raw materials                                                             33,021                 31,863
                                                                 ==================     ====================
                                                                     $    50,890            $    50,392
                                                                 ==================     ====================

NOTE C --- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                        Three Months Ended                       Six Months Ended
                                              ---------------------------------------  --------------------------------------
                                                   July 1,             July 3,              July 1,             July 3,
In thousands, except per share data                 2000                1999                  2000                1999
--------------------------------------------  ------------------ --------------------  -------------------  -----------------
Net income                                      $      7,137       $      7,311          $     13,911         $     11,131
Less:  Preferred stock dividends                         (10)               (10)                  (20)                 (20)
                                              ------------------ --------------------  -------------------  -----------------
Income available to common
   stockholders                                 $      7,127       $      7,301          $     13,891         $     11,111
                                              ================== ====================  ===================  =================

Weighted-average shares                               10,163             10,105                10,158               10,099
Plus:  Effect of dilutive stock
   options                                                24                 31                    17                   70
                                              ------------------ --------------------  -------------------  -----------------
Adjusted weighted-average
   Shares                                             10,187             10,136                10,175               10,169
                                              ================== ====================  ===================  =================

Basic earnings per share                        $       0.70       $       0.72           $      1.37          $      1.10
                                              ================== ====================  ===================  =================

Diluted earnings per share                      $       0.70       $       0.72           $      1.37          $      1.10
                                              ================== ====================  ===================  =================

NOTE D---COMPREHENSIVE INCOME

Comprehensive income includes net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income consists of the following (in thousands):

                                                        Three Months Ended                       Six Months Ended
                                              ---------------------------------------  --------------------------------------
                                                   July 1,             July 3,              July 1,             July 3,
                                                    2000                1999                  2000                1999
                                              ------------------ --------------------  -------------------  -----------------
Net income                                      $      7,137       $      7,311          $     13,911         $     11,131
Other comprehensive loss:
         Foreign currency translation
         and transaction adjustments                    (263)            (2,013)               (2,306)              (4,479)

         Reclassification adjustment
         for net gain on securities
         available for sale included
         in net income                                    --                 --                    --               (3,216)
                                              ------------------ --------------------  -------------------  -----------------
Comprehensive income                            $      6,874       $      5,298          $     11,605         $      3,436
                                              ================== ====================  ===================  =================

Translation and transaction adjustments are recorded directly in a component of shareholder's equity in the accompanying Condensed Combined Consolidated Balance Sheets. These result from changes in the foreign currency translation adjustments of the Company's net investments in its foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates caused by fluctuations in exchange rates. Prior to the first quarter of calendar 1999, the Company's investment in VISION Group plc ("VISION Group") was accounted for at fair value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," with unrealized gains and losses reported directly in a component of shareholders' equity. In the first quarter of calendar 1999, the Company sold its interest in VISION Group which caused the previously unrealized gain to be realized (see also Note G). Total accumulated other comprehensive income totaled $(13.5) million and $(11.2) million at July 1, 2000 and December 31, 1999, respectively.

NOTE E---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                           Six Months Ended
                                                              -------------------------------------------
    (In thousands)                                                 July 1,                 July 3,
                                                                     2000                   1999
                                                              -------------------    --------------------
    Cash paid during the period for:
             Interest                                              $  3,253               $   2,996
             Income taxes                                             6,510                   1,141

NOTE F---NATURE OF OPERATIONS

The Company is an international supplier of automotive parts and component systems through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear view mirror systems, modular window systems and handle products. The Company's non-automotive products represent less than 4 % of total net sales for each of the last three years.

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


A summary of the Company's operations by its business segments follows:

                                                                                 Other          Intersegment         Total
In thousands                                       NAAO            EAO         Segments*        Eliminations       Segments
---------------------------------------------- -------------- -------------- --------------- ------------------- --------------
Three months ended July 1, 2000:
Revenues................................        $   144,898    $  70,761      $    15,450       $    (3,617)      $   227,492
Segment profit..........................             16,344        4,201            3,529                --            24,074

Six months ended July 1, 2000:
Revenues................................        $   293,152    $ 146,715      $    31,012       $    (5,983)      $   464,896
Segment profit..........................             33,559        9,777            6,079                --            49,415

Three months ended July 3, 1999:
Revenues................................        $   139,508    $  72,206      $    33,458       $    (2,053)      $   243,119
Segment profit..........................             14,692          997              436                --            16,125

Six months ended July 3, 1999:
Revenues................................        $   277,500    $ 140,736      $    60,726       $    (2,689)      $   476,273
Segment profit..........................             30,826        2,265            2,261                --            35,352

* Other segments category includes the Company's automotive joint ventures and North American non-automotive businesses.

Reconciliation's of the totals reported for the operating segments' profit to consolidated income before income taxes in the combined consolidated financial statements is shown below:

                                                               Three Months Ended                   Six Months Ended
                                                       ------------------------------------ ---------------------------------
                                                           July 1,            July 3,           July 1,          July 3,
                                                             2000              1999              2000             1999
                                                       ----------------- ------------------ ---------------- ----------------
Segment profit from reportable segments............      $     20,545     $      15,689       $     43,336     $     33,091
Segment profit from other segments.................             3,529               436              6,079            2,261
Interest, net......................................            (1,331)           (1,401)            (2,655)          (3,481)
Restructuring and other charges....................                --                --                 --           (8,777)
Depreciation and amortization......................            (8,069)           (3,372)           (15,474)          (9,722)
Gain on sale of equity investments.................                --                --                 --            5,130
Corporate and other expenses*......................            (5,238)           (2,721)           (12,182)          (8,084)
                                                       ----------------- ------------------ ---------------- ----------------
Income before taxes on income                                   9,436             8,631             19,104           10,418
                                                       ================= ================== ================ ================

* Corporate and other expenses category includes centralized corporate functions including those for advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.


Additional disclosures regarding the Company's products and services, geographic areas, major customers and total assets are included in Note 4 - Nature of Operations, in the Company's Form 10-K for the six months ended December 31, 1999.

NOTE G---INVESTMENTS IN AND ADVANCES TO AFFILIATES

On September 14, 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture. As a result of the transaction, the financial results of Lear Donnelly are no longer included in the Company's financial statements after September 1999.

Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to the final customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts included in the joint venture, net sales for the three- and six-month periods ended July 1, 2000, declined approximately $18 million and $34 million, respectively. Since the joint venture operated at approximately break-even since its formation, the sale is not expected to have a material impact on the Company's future results of operations or financial position. However, current year gross profit and operating margins as a percent of sales are favorably impacted by the sale.

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

In the first quarter of calendar 1999, the Company sold its remaining interest in VISION Group for $7.6 million in proceeds and recognized a pretax gain of approximately $5.1 million, or $0.33 per share after tax (See Note D).

The Company has advanced $18.4 million at July 1, 2000, and $14.6 million at December 31, 1999, to its venture, Donnelly Electronics, Inc. ("Donnelly Electronics"), under a promissory note that bears interest at 7%. The Company owns approximately 18.2% of Donnelly Electronics and accounts for it on the cost method. Accordingly, the financial results of Donnelly Electronics are not included in the Company's financial statements.


NOTE H---RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 1997, the Company recorded a $10.0 million pretax restructuring charge, or $4.0 million at net income, for its European restructuring plan. A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the restructuring plan. In the third quarter of fiscal 1999, an $8.8 million pretax restructuring charge, or $3.5 million at net income, was recorded for the 1999 European turnaround plan. The Company has combined the remaining actions of the 1997 restructuring, which primarily consisted of the elimination and outsourcing of redundant operations in Germany, with the new European turnaround initiative.

The Company is also funding approximately $4 million for the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the turnaround plan. These costs do not qualify as restructuring under EITF 94-3 and therefore are included in the Company's capital expenditures and operating expenses. As of July 1, 2000, approximately 75% of the cash flows required to complete these facilities were funded, with the remaining expenditures expected to be substantively completed by the end of the third quarter, the majority of which will be capitalized.

Cumulative restructuring activity is as follows:

                                                                                                                 Accrued
                                                                                                           Restructuring Costs
                                                              Original     Fiscal 1999   Amounts Utilized    at July 1, 2000
In thousands                                                  Accrual        Accrual           (1)
---------------------------------------------------------- ------------- -------------- ----------------- --------------------
Employee severance and termination benefits............      $   9,965    $    7,426      $     9,659         $     7,732
Write down of long-lived assets........................             --         1,351              817                 534
                                                           ------------- -------------- ----------------- --------------------
     Restructuring Total...............................      $   9,965    $    8,777      $    10,476         $     8,266
                                                           ============= ============== ================= ====================

(1) The Company has terminated 153 employees under the plan. In addition, the Company has experienced a net reduction of approximately 63 employees in Germany through natural attrition. Amounts utilized include an adjustment of $1.1 million to the restructuring reserve in 1998 associated with changes to the restructuring plan and the impact of foreign currency changes.

It is expected that the actions associated with the plan will be substantially completed by the end of 2000. While the Company's European organization has announced three quarters of continued improved operating margins, operational results in Germany remain at a planned net operating loss. In addition, the Company has been able to take advantage of statutory early retirement programs in Germany and has increased its focus on re-deploying personnel through natural attrition processes. The remaining planned actions are focused on improving the results in the Company's German locations. Management is in the process of assessing the overall reserve balances in light of current employment and operating conditions.

NOTE I---COMMITMENTS AND CONTINGENCIES

The Company's vehicle manufacturing customers (VMs) offer warranties to new vehicle purchasers which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Traditionally, the majority of the Company's VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the vehicle manufacturer by the supplier. VMs are increasingly requiring their outside suppliers to guarantee or warrant their products. The Company's warranty responsibility is currently governed by the terms and conditions with each customer, which vary from customer to customer, although most require that the Company makes certain that its products are in conformity to specifications and free from defect. Depending on these terms, a VM might seek to hold the Company responsible for some or all of the repair or replacement costs of such products when the product did not perform as represented. The Company has historically accrued and continues to accrue for such claims when events exist that make the loss probable and the loss can be reasonably estimated. Because this has been a recent trend in the industry, the Company cannot assure that adjustments will not be required based on actual experience or change in industry expectations. In addition, re-allocation of established reserves between segments may be necessary due to changes in management's estimates and industry conditions. Re-allocation of reserves would impact the results of the Company's operating segments, however, should not significantly impact the combined consolidated results of the Company.

ITEM 2.               DONNELLY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS AND FINANCIAL
                       CONDITION SECOND QUARTER REPORT FOR
                        THE SIX MONTHS ENDED JULY 1, 2000

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operate; (ii) fluctuation in worldwide or regional automobile and light truck production; (iii) changes in practices and/or policies of the Company's significant customers; (iv) market development of specific products of the Company, including electrochromic mirrors; (v) whether the Company successfully implements its European restructuring; (vi) fluctuations in foreign currencies; (vii) material changes with respect to
management's  estimates  that  affect  the  reported  assets,   liabilities  and
contingencies of the Company and (viii) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

OVERVIEW

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. Accordingly, comparisons of operating results are analyzed utilizing the comparable calendar period. The Company's fiscal quarters end on the Saturdays nearest March 31, June 30 and September 30. The three- and six-month periods ended July 1, 2000 and July 3, 1999, each included 13 and 26 weeks, respectively. All year and quarter references relate to the Company's fiscal years and fiscal quarters, unless otherwise stated.

Also in 1999, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The results of operations for the three- and six-month periods ended July 3, 1999, include the results for these subsidiaries for the three and six months ended May 31, 1999, while the current year includes the results for the three and six months ended July 1, 2000.

The Company's net sales and net income are subject to significant fluctuations attributable primarily to production schedules of the Company's major automotive customers. These factors cause results to fluctuate from period-to-period and year-to-year. The comparability of results on a period-to-period basis is also affected by the formation and disposition of subsidiaries, joint ventures and alliances, and acquisitions and investments in new product lines. In addition, the Company has strong product content on light trucks, including sport utility vehicles ("SUVs"), as compared to automobiles.

The Company has two reportable segments: North American Automotive Operations ("NAAO") and European Automotive Operations ("EAO"). The operating segments are managed separately as they each represent a strategic operational component that offers the Company's product lines to customers in different geographical markets.

Mergers, Joint Ventures and Sale of Investments

In September, 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture. The Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999. Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to their final customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts included in the joint venture, net sales for the three-and six-month period ended July 1, 2000, were reduced approximately $18 million and $34 million, respectively, as compared to the comparable periods in the prior year. Since the joint venture operated at approximately break-even from the time of its formation, the sale is not expected to have a material impact on the Company's future results of operations. However, gross profit and operating margins as a percent of sales for future periods should be favorably impacted.

In April 1999, the Company formed Schott-Donnelly LLC Smart Glass Solutions ("Schott Donnelly"), a 50-50 joint venture with Schott North America Manufacturing, Inc. ("Schott"), a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture is developing electrochromic glass for automotive and architectural applications (see Note G).

In the second calendar quarter of 1999, the Company began consolidating the financial statements of Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC"). Varitronix EC is based in Malaysia and is the Company's 50-50, controlled joint venture with a Malaysian subsidiary of Varitronix International Ltd. ("Varitronix"). Varitronix, based in Hong Kong, is a global leader in the market for liquid crystal displays and electronic systems. Varitronix EC provides support for the Company's worldwide electrochromic mirror production.

In the first calendar quarter of 1999, the Company sold its remaining interest in VISION Group plc ("VISION Group"). The Company received $7.6 million in proceeds and recognized a combined pretax gain of approximately $5.1 million, or $0.33 per share, after tax.

RESULTS OF OPERATIONS

Comparison of the three- and six-month periods ended July 1, 2000, and July 3, 1999

North American Automotive Operations ("NAAO")

For the three-month period ended July 1, 2000, NAAO net sales increased 3.9%, or $5.4 million, compared to the same period in calendar 1999. NAAO net sales increased 5.6% for the six-month period ended July 1, 2000, compared to the same period in calendar 1999. North American car and light truck build increased approximately 5% to 6% for the three- and six-month periods compared to the same periods in calendar 1999.

NAAO gross profit margins were down slightly for the three- and six-month periods ended July 1, 2000, compared to the same periods in the previous calendar year. While margins improved at the Company's

North American complete outside mirror facilities, these improvements were offset by an unfavorable product mix, primarily in modular windows, and by the costs associated with the ramp-up of new electrochromic and electronic mirror products. Gross profit margins were also positively influenced by after-market sales for complete outside mirrors. The success of the Company in maintaining gross profit margins is dependent upon its ability to successfully launch new booked business and to offset continued customer pricing pressures. In addition, the Company may experience changes in gross profit margins based on its mix of lower-margin and higher-margin products. It is expected that future changes in revenue will be balanced between higher- and lower-margin products.

The Company's North American operating margins were below previous year levels for both the three- and six-month periods compared to the same periods in the previous calendar year. Higher sales were offset by slightly lower gross profit margins and higher operating expenses during the period. The planned increase in research and development expenses are for the support of new programs launching during the second half of 2000 and calendar 2001. Higher selling, general and administrative expenses were caused by the previously announced increased investments in information technology and depreciation for recently introduced software for manufacturing, distribution and administration.

European Automotive Operations ("EAO")

EAO net sales decreased by 1.9% and increased by 4.2% for the three- and six-month periods ended July 1, 2000, compared to the same periods in calendar 1999, respectively. The significant strengthening of the dollar compared to the euro significantly reduced the reported sales level for Europe. Stated in local currencies, EAO net sales increased by approximately 12.1% and 19.3% for the three- and six-month periods ended July 1, 2000, compared to the same periods in calendar 1999, respectively. The increase in net sales is primarily due to products launched in calendar 1999 running at full production volumes and the elimination of the one-month lag in consolidating the Company's subsidiaries in Germany and Spain. Western European car production increased by approximately 4% in the first half compared to the same period last year.

EAO gross profit margins improved during both the three- and six-month periods ending July 1, 2000 compared to the comparable periods of calendar 1999, due to stronger sales volumes and operating improvements. The elimination of the one-month lag in consolidating the Company's subsidiaries in Germany and Spain also contributed to the positive gross profit margins for the six-month period. Overall sales price pressures in Europe were offset by improvements in purchased material costs, the impact of restructuring initiatives and general operational productivity improvements.

In the first calendar quarter of 1999, an $8.8 million pretax restructuring charge, or $3.5 million at net income, was recorded for an EAO turnaround plan (see Note H).

EAO operating income, as adjusted for the restructuring charge, was improved for the six-month period ended July 1, 2000, compared to the same period in the previous year. Stronger sales, improved gross profit margins and lower selling, general, and administrative expenses all contributed to the improved operating margins during the six-month period.

Company

Net sales were $227.5 million and $464.9 million for the three- and six-month periods ended July 1, 2000, respectively, compared to $243.1 million and $476.3 million in the same periods last year. This represents a decrease of 6.4% and 2.4%, respectively. Changes in foreign currency exchange rates contributed significantly to the decrease in net sales for the three- and six-month periods. Adjusted for foreign exchange rate fluctuations and the impact of the reduction in net sales associated with Lear Donnelly, the Company's net sales increased by 5.8% and 10.0% for the three- and six-month periods, respectively. Suppliers in the automotive industry continue to experience significant price pressure from their customers. While this pressure continues to squeeze the Company's gross profit and operating margins, it did not have a material impact on net sales for the three- and six-month periods reported. The impact of price pressures on gross profit margins is dependant upon the ability of the Company to offset these decreases by improvements in purchase material prices, product design changes and overall operations productivity.

Gross profit margin for the three- and six-month periods ended July 1, 2000, was 17.1% and 17.2% compared to 14.2% and 15.2%, respectively, in the comparable periods from last year. The improved gross profit margin is primarily due to the sale of Lear Donnelly and stronger gross profit margins in Europe. The Company's Information Products subsidiary also contributed favorably to the Company's gross profit for the first half of 2000 compared to the first half of calendar 1999.

Selling, general and administrative expenses were $21.1 million and $41.7 million, or 9.3% and 9.0% of net sales, for the three- and six-month periods ended July 1, 2000, compared to $22.1 million and $42.6 million, or 9.1% and 9.0% of net sales for the three- and six-month periods ended July 3, 1999. These expenses remained relatively flat with previous year levels due to management's focus on cost management both in North America and Europe, despite the continued investment in information technology. Lower exchange rates also contributed to the decrease in the expense for the six-month period.

Research and development expenses were $7.8 million and $17.6 million, or 3.4% and 3.8% of net sales, respectively, for the three- and six-month periods ended July 1, 2000, compared to $5.6 million and $15.2 million, or 2.3% and 3.2% of net sales, respectively, in the comparable periods from last year. The lower research and development expenses for the six-months ended July 3, 1999, were due to timing of engineering related billings. Offsetting these reductions were investments in new complete outside mirror products and value-added technologies including electrochromic, electronics and lighting applications launching in calendar 2000 and 2001.

Operating income was $9.8 million and $20.8 million for the three- and six-month periods ended July 1, 2000, compared to $6.8 million and $5.9 million for the same periods last year. Adjusted for the impact of the 1999 restructuring charge, operating income improved by $6.1 million, or from 3.1% of net sales for the six months ended July 3, 1999, to 4.5% of net sales for the six months ended July 1, 2000. Operating income improved primarily due to improved gross profit margins and positive performance of the Company's Information Products subsidiary.

Interest expense was $2.0 million and $3.8 million for the three- and six-month periods ended July 1, 2000, compared to $1.5 million and $3.7 million for the same periods last year. Interest expense increased primarily due to higher levels of capitalized interest in the prior year, offset slightly by lower average borrowings during the current period.

In the first calendar quarter of 1999, the Company sold its remaining interest in VISION Group. The Company received $7.6 million in proceeds and recognized a combined pretax gain of approximately $5.1 million, or $0.33 per share, after tax.

Other income, net was $(0.03) million and $(0.2) million for the three- and six-month periods ended July 1, 2000, compared to $3.0 million and $2.3 million, respectively, for the comparable periods last year. The decrease is primarily attributable to a $2 million pretax gain, or $0.13 per share after tax recorded on the formation of the Schott Donnelly joint venture in the second calendar quarter of 1999 (see Note G). This decrease was partially offset by increased interest and royalty income in the current year.

The Company's effective tax rate was approximately 27% in both the three- and six-month periods compared to 29% and 21% in the same respective periods of 1999. The lower effective tax rate in the January through June period of 1999 was due to an income tax credit on the benefit of German losses primarily associated with the restructuring charge taken in the first calendar quarter of 1999. The Company's effective tax rate will vary based on the level and mix in pretax earnings in countries with varying effective tax rates, availability of tax benefits and unusual pretax gains or losses.

The Company has recorded $14.4 million and $14.6 million of deferred tax assets on foreign non-expiring net operating loss carry-forwards at July 1, 2000 and December 31, 1999, respectively. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets are expected to be realized based on operating improvements.

Minority interest in net (income) loss of subsidiaries was $0.2 million and $(0.1) million for the three- and six-month periods ended July 1, 2000, compared to $1.5 million and $3.3 million for the same periods last year, respectively. The previous year minority interest in net loss of subsidiary was impacted by the restructuring charge taken at the Company's German subsidiary in the first quarter of 1999 and the consolidation of the financial statements of Varitronix EC starting in the second quarter of 1999. Both of these subsidiaries operated at approximately break-even for the first six months of 2000.

Equity in earnings (losses) of affiliated companies in the current year improved by $0.4 million from the first six months of calendar 1999. Earnings of $0.1 million were recorded in the first six months of 2000 compared to equity in losses of $0.4 million for the comparable period last year. The Company's Brazilian joint venture, while still operating at a loss, improved compared to the same period last year. The Company's joint ventures in China continue to remain positive. Equity in losses from the Company's Lear Donnelly joint venture impacted the first six months of 1999. However, due to the sale of the Company's interest in this joint venture, the Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999.

The Company has historically accrued and continues to accrue for claims arising from warranties offered by the Company's vehicle manufacturing customers to new vehicle purchasers which cover the repair and replacement of defective parts on their vehicles for a specified period of time. The Company cannot assure that adjustments will not be required based on actual experience or change in industry expectations, (See Note I for further discussion).

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

The Company believes that these strategic initiatives have established the foundation for the Company's ability to improve shareholder value. Excluding unusual and non-recurring items, the unaudited net income from operations for the twelve-month rolling period ending July 1, 2000, was $21.8 million, a record for the Company. These financial developments combined with the strong commercial developments for new orders booked (initially launching in late calendar 2000) and the continued introduction of advanced technologies support the Company's ability to grow shareholder value. Management remains committed to the overall strategies of continued implementation of the Company's operational systems, introducing new and innovative technologies, focusing on core businesses and developing and enabling highly skilled people.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.2 on July 1, 2000 and December 31, 1999. Working capital was $23.5 million on July 1, 2000, compared to $25.3 million at December 31, 1999. Increases in accounts receivable were offset by continued benefits of an active working capital management program and seasonal accrual increases. Overall sales increases in Europe for the period, where credit terms are often longer than those in North America, affected both accounts receivable and accounts payable in the period. The increase in accounts receivable was partially offset by increased cash receipts in North America due to timing of key customer payments.

At July 1, 2000, and December 31, 1999, $41.2 million and $38.9 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement are used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2000, however it is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures for the six months ended July 1, 2000, and July 3, 1999, were $23.3 million and $31.3 million, respectively. Capital spending was primarily to support information technology, new business orders, the ramp up of new electrochromic and electronic mirror products, the 1999 European turnaround plan and continuous improvement activities of the Company. Capital spending for the next twelve to eighteen months is expected to remain near current spending levels to support these programs, in addition to the implementation of new manufacturing, distribution and administrative information systems globally.

The Company announced significant restructuring plans in fiscal 1997 and 1999 to improve the overall profitability of EAO (see Note H). The remaining reserve balance for these plans was $8.3 million at July 1, 2000. It is expected that all actions associated with the plan will be substantially completed by the end of 2000. Approximately 75% of the $4.0 million in cash flows associated with the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the 1999 European turnaround plan have been largely completed.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances, divestitures and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company. For the six-month period ended July 1, 2000, the Company made $5.0 million of investments in and advances to affiliates, including the redemption of a minority interest in a subsidiary.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $41.5 million and $42.5 million as of July 1, 2000, and December 31, 1999, respectively.

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

ITEM 7 (a)      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates and foreign currency exchange primarily in its cash, debt, foreign currency transactions and operating results of the Company's foreign affiliates. The Company holds derivative instruments, including interest rate swaps and forward foreign currency contracts. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. Analytical techniques are used to manage and monitor foreign exchange and interest rate risk and include market valuation. The Company believes it is, to a lesser degree, subject to commodity risk for price changes that relate to certain manufacturing operations that utilize raw commodities. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices. This exposure is not considered material to the Company.

A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1 - Summary of Significant Accounting Policies, in the Notes to the Combined Consolidated Financial Statements, which is included in Item 8 of the Form 10-K report for the six months ended December 31, 1999. Additional information relating to financial instruments and debt is included in Note 9 - Financial Instruments and Note 7 - Debt and Other Financing Arrangements, which are also included in Item 8 of the Form 10-K report for the six months ended December 31, 1999.

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

Selective foreign currency commitments and transaction exposures are partially hedged. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, it borrows in local currencies to reduce such exposure. The Company is also exposed to fluctuations in other currencies including: Brazilian reals, British pounds, Chinese renminbi, European euros, Japanese yen, Malaysian ringgit and Mexican pesos. The Company is also exposed to potential costs associated with repatriation timing and risk from some of its foreign affiliates. The fair value of the foreign currency contracts outstanding has been immaterial each of the last two years and the transition period.

The Company's cash position includes amounts denominated in foreign currencies. The Company manages its worldwide cash requirements considering available funds amongst its subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of the Company's affiliates could have adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations. The Company has and will continue to transfer cash from those affiliates to the parent and to other international affiliates when it is cost effective to do so.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize interest costs. Nearly half of the Company's long-term debt is fixed and an additional $25 million is effectively fixed through interest rate swaps.

See the Company's Form 10-K for the six months ending  December 31, 1999, Item 7
(a), for quantitative and qualitative disclosures about market risk as of December 31, 1999. There have been no material changes in the nature of the market risk exposures facing the Company since December 31, 1999.

PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

On June 30, 2000, the Company filed a complaint against Industrias Arteb S.A. ("Arteb") and Tocantins Participacoes S/C LTDA ("Tocantins") in Central Civil Court in Sao Paulo, Brazil. The complaint alleges that Arteb and Tocantins, Donnelly's partner in the joint venture Donnelly Arteb LTDA (the "Joint Venture Company"), have failed to support the business as required by the Joint Venture Agreement and that the Company has a right to purchase all of their interest in The Joint Venture Company for an amount equal to the book value of Arteb's and Tocantins' interest in the Joint Venture Company. No answer has yet been filed to the complaint. The Company believes that this litigation will not have a material adverse effect on the Company.

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

Item 4.  Submission Of Matters To Vote Of Security Holders

At the Annual Shareholders' Meeting held May 16, 2000, the shareholders voted on one proposal presented in the Company's 2000 definitive proxy statement the election of directors. All Nominees for director were elected, each to serve until the 2001 annual meeting of shareholders, by the following votes:

Class A Common Stock              For          Withheld        Broker non-vote
John A. Borden                 5,358,744        59,468                0
R. Eugene Goodson              5,233,734        44,262                0
Donald R. Uhlmann              5,366,867        51,345                0

Class B Common Stock
Dwane Baumgardner             30,129,110           0                  0
Arnold F. Brookstone          30,129,110           0                  0
B. Patrick Donnelly, III      30,129,110           0                  0
Joan E. Donnelly              30,129,110           0                  0
Thomas E. Leonard             30,129,110           0                  0
Gerald T. McNeive Jr.         30,129,110           0                  0
Rudolph B. Pruden             30,129,110           0                  0

Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBITS

Exhibit 27        Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                   DONNELLY CORPORATION
                                                   Registrant




Date:    August 15, 2000                           /s/ J. Dwane Baumgardner
                                                   J. Dwane Baumgardner
                                                   (Chairman, Chief Executive
                                                   Officer, and President)

Date:    August 15, 2000                           /s/ Scott E. Reed
                                                   Scott E. Reed
                                                   (Senior Vice President, Chief
                                                   Financial Officer)