Form 10-Q
period 2000-09-30
DONNELLY CORP
filed 2000-11-13
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2000 Commission File Number 1-9716

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No ___

6,081,321 shares of Class A Common Stock and 4,098,314 shares of Class B Common Stock were outstanding as of October 31, 2000.

DONNELLY CORPORATION
INDEX

                                                                            Page
                                                                       Numbering
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

              Condensed Combined Consolidated Balance Sheets
               -   September 30, 2000 and December 31, 1999                    3
              Condensed Combined Consolidated Statements of Income
               -   Three and nine months ended September 30, 2000 and
                   October 2, 1999                                             4
              Condensed Combined Consolidated Statements of Cash Flows
               -   Nine months ended September 30, 2000 and
                   October 2, 1999                                             5
              Notes to Condensed Combined Consolidated Financial
              Statements                                                    6-13

   Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition                            14-21

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk    21-23


PART II.       OTHER INFORMATION

   Item 1.   Legal Proceedings                                                23

   Item 6.   Exhibits and Reports on Form 8-K                                 23

   Signatures                                                                 24

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,         December 31,
In thousands                                                              2000                 1999
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                            $      4,424          $     4,153
Accounts receivable, less allowance of $1,382 and $2,449                   95,538               80,605
Inventories                                                                52,528               50,392
Prepaid expenses and other current assets                                  24,387               28,784
                                                                    --------------        -------------
      Total current assets                                                176,877              163,934
Property, plant and equipment                                             333,941              323,210
Less accumulated depreciation                                             131,679              124,824
                                                                    --------------        -------------
      Net property, plant and equipment                                   202,262              198,386
Investments in and advances to affiliates                                  38,224               28,815
Other assets                                                               42,686               37,728
                                                                    --------------        -------------
      Total assets                                                   $    460,049          $   428,863
                                                                    ==============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                     $    102,030          $    92,098
Other current liabilities                                                  47,833               46,577
                                                                    --------------        -------------
      Total current liabilities                                           149,863              138,675
Long-term debt, less current maturities                                   118,758              107,383
Deferred income taxes and other liabilities                                62,196               58,059
                                                                    --------------        -------------
      Total liabilities                                                   330,817              304,117
                                                                    --------------        -------------
Minority interest                                                            (117)                 951
Shareholders' equity:
Preferred stock                                                               531                  531
Common stock                                                                1,021                1,019
Other shareholders' equity                                                127,797              122,245
                                                                    --------------        -------------
      Total shareholders' equity                                          129,349              123,795
                                                                    --------------        -------------
      Total liabilities and shareholders' equity                     $    460,049          $   428,863
                                                                    ==============        =============

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended                    Nine Months Ended
                                                      ----------------------------------    --------------------------------
                                                         September 30,       October 2,       September 30,      October 2,
In thousands except share data                               2000               1999               2000             1999
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $   192,684       $   208,917        $   657,580       $  685,190
Cost of sales                                                 167,356           179,445            552,178          583,252
                                                         -------------     -------------      -------------     ------------
     Gross profit                                              25,328            29,472            105,402          101,938
Operating expenses:
Selling, general and administrative                            18,415            18,828             60,101           61,460
Research and development                                        9,300             7,820             26,891           22,974
Restructuring and other charges                                     -                 -                  -            8,777
                                                         -------------     -------------      -------------     ------------
Total operating expenses                                       27,715            26,648             86,992           93,211
                                                         -------------     -------------      -------------     ------------
     Operating income (loss)                                   (2,387)            2,824             18,410            8,727
                                                         -------------     -------------      -------------     ------------
Non-operating (income) expenses:
Interest expense                                                2,147             1,433              5,955            5,109
Interest income                                                  (691)             (314)            (1,844)            (509)
Royalty income                                                   (535)             (101)            (1,732)            (672)
Gain on sale of equity investment                                   -           (14,072)                 -          (19,202)
Other (income) expense, net                                      (137)               47                 98           (2,248)
                                                         -------------     -------------      -------------     ------------
Total non-operating (income) expenses                             784           (13,007)             2,477          (17,522)
                                                         -------------     -------------      -------------     ------------
     Income (loss) before taxes on income                      (3,171)           15,831             15,933           26,249
Taxes on income (credit)                                       (1,584)            5,900              3,581            8,087
                                                         -------------     -------------      -------------     ------------
     Income (loss) before minority interest and
     equity earnings                                           (1,587)            9,931             12,352           18,162
Minority interest in net losses of subsidiaries                 1,304               575              1,212            3,831
Equity in earnings of affiliated companies                        914               427                978               71
                                                         -------------     -------------      -------------     ------------
Income before cumulative effect of
     change in accounting principle                               631            10,933             14,542           22,064
Cumulative effect of change in accounting principle                 -            (1,010)                 -           (1,010)
                                                         -------------     -------------      -------------     ------------
Net income                                                $       631       $     9,923        $    14,542       $   21,054
                                                         =============     =============      =============     ============

Per share of common stock:
     Basic EPS
     Income before cumulative effect of
          change in accounting principle                  $      0.06       $      1.08        $      1.43       $     2.18
     Cumulative effect of change in accounting principle            -             (0.10)                 -            (0.10)
                                                         -------------     -------------      -------------     ------------
     Net income                                           $      0.06       $      0.98        $      1.43       $     2.08
                                                         =============     =============      =============     ============

     Diluted EPS
     Income before cumulative effect of
          change in accounting principle                  $      0.06       $      1.07        $      1.43       $     2.17
     Cumulative effect of change in accounting principle            -             (0.10)                 -            (0.10)
                                                         -------------     -------------      -------------     ------------
     Net income                                           $      0.06       $      0.97        $      1.43       $     2.07
                                                         =============     =============      =============     ============

     Cash dividends declared                              $      0.10       $      0.10        $      0.30       $     0.30

     Average common shares outstanding                     10,173,077        10,135,059         10,163,185       10,111,292

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                             ---------------------------------------
                                                                                 September 30,           October 2,
In thousands                                                                         2000                  1999
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                         $   14,542            $   21,054
Adjustments to reconcile net income to net cash from
     operating activities:
Depreciation and amortization                                                          22,367                16,323
(Gain) loss on sale of property and equipment                                              74                   (12)
Gain on sale of equity investment                                                           -               (19,202)
Deferred pension cost and postretirement benefits                                       4,542                 4,709
Change in deferred income taxes                                                        (2,144)                  571
Minority interest loss                                                                 (2,093)               (5,568)
Equity in earnings of affiliated companies                                               (977)                  (71)
Restructuring and other charges                                                             -                 8,777
Cumulative effect of change in accounting principle                                         -                 1,010
Changes in operating assets and liabilities:
Refund of accounts receivable                                                          (8,865)              (12,771)
Accounts receivable                                                                   (12,354)              (10,084)
Inventories                                                                            (4,789)               (4,588)
Prepaid expenses and other current assets                                               4,151                (9,679)
Accounts payable and other current liabilities                                         20,507                20,436
Other                                                                                  (1,591)                  686
                                                                                  ------------          ------------
      Net cash from operating activities                                               33,370                11,591
                                                                                  ============          ============
INVESTING ACTIVITIES
Capital expenditures                                                                  (34,872)              (41,817)
Proceeds from sale of property and equipment                                              742                   263
Investments in and advances to affiliates                                              (9,370)               (7,359)
Proceeds from sale of affiliate stock                                                       -                31,794
Other                                                                                  (1,169)                 (508)
                                                                                  ------------          ------------
      Net cash for investing activities                                               (44,669)              (17,627)
                                                                                  ============          ============
FINANCING ACTIVITIES
Net proceeds (repayments) from long-term debt                                          15,731                (4,750)
Investment and advances from minority interest                                              -                 4,482
Redemption of minority interest in subsidiary                                            (946)                    -
Common stock issuance                                                                     210                   604
Dividends paid                                                                         (3,079)               (3,063)
                                                                                  ------------          ------------
      Net cash from (for) financing activities                                         11,916                (2,727)
                                                                                  ============          ============
Effect of foreign exchange rate changes on cash                                          (346)                 (128)
                                                                                  ------------          ------------
Increase (decrease) in cash and cash equivalents                                          271                (8,891)
Cash and cash equivalents, beginning of period                                          4,153                15,459
                                                                                  ------------          ------------
Cash and cash equivalents, end of period                                           $    4,424            $    6,568
                                                                                  ============          ============

The accompanying notes are an integral part of these statements.

                              DONNELLY CORPORATION
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, should not be considered indicative of the results that may be expected for the year ending December 31, 2000. The combined consolidated balance sheet at December 31, 1999, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's report on Form 10-K for the six months ended December 31, 1999.

Effective July 4, 1999, the Company changed the date for the end of its fiscal year from the Saturday nearest June 30 to December 31. The Company's fiscal quarters end on the Saturdays nearest March 31, June 30 and September 30. All year and quarter references relate to the Company's fiscal year and fiscal quarters, unless otherwise stated.

Also in 1999, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The results of operations for the three- and nine-month periods ended October 2, 1999, include the results for these subsidiaries for the three and nine months ended August 31, 1999, while the current year includes the results for the three and nine months ended September 30, 2000.

NOTE B --- INVENTORIES

Inventories consist of:

                                                                    September 30,           December 31,
(In thousands)                                                          2000                    1999
--------------                                                   ------------------     --------------------
Finished products and work in process                                $    17,616            $    18,529
Raw materials                                                             34,912                 31,863
                                                                 ------------------     --------------------
                                                                     $    52,528            $    50,392
                                                                 ==================     ====================

NOTE C --- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                         Three Months Ended                    Nine Months Ended
                                                 ------------------------------------  -----------------------------------
                                                   September 30,       October 2,        September 30,      October 2,
In thousands, except per share data                    2000               1999               2000              1999
-----------------------------------------        ------------------ -----------------  ------------------ ----------------
Income before cumulative effect of
   change in accounting principle                  $      631       $     10,933       $     14,542       $     22,064
Less:  Preferred stock dividends                          (10)               (10)               (30)               (30)
                                                 ------------------ -----------------  ------------------ ----------------
Income from continuing operations
   available to common shareholders                $      621       $     10,923       $     14,512       $     22,034
                                                 ================== =================  ================== ================

Weighted-average shares                                10,173             10,135             10,163             10,111
Plus:  Effect of dilutive stock
   Options                                                 17                 43                 17                 34
                                                 ------------------ -----------------  ------------------ ----------------
Adjusted weighted-average
   Shares                                              10,190             10,178             10,180             10,145
                                                 ================== =================  ================== ================
Basic EPS
Income before cumulative
   effect of change in
   accounting principle                            $     0.06         $     1.08        $      1.43        $      2.18
Cumulative effect of change in
   accounting principle                                    --              (0.10)                --              (0.10)
                                                 ------------------ -----------------  ------------------ ----------------
Net income                                         $     0.06         $     0.98        $      1.43        $      2.08
                                                 ================== =================  ================== ================
Diluted EPS
Income before cumulative
   effect of change in
   accounting principle                            $     0.06         $     1.07        $      1.43        $      2.17
Cumulative effect of change in
   accounting principle                                    --              (0.10)                --              (0.10)
                                                 -------------------------------------------------------------------------
Net income                                         $     0.06         $     0.97        $      1.43        $      2.07
                                                 ================== =================  ================== ================

NOTE D---COMPREHENSIVE INCOME

Comprehensive income includes net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income consists of the following (in thousands):

                                                           Three Months Ended                       Nine Months Ended
                                                 ---------------------------------------   -------------------------------------
                                                   September 30,         October 2,          September 30,        October 2,
                                                        2000                1999                 2000                1999
                                                 ------------------- -------------------   ------------------  -----------------
    Net income                                     $        631        $      9,923          $     14,542        $     21,054
    Other comprehensive income (loss):
             Foreign currency translation
             and transaction adjustments                 (2,940)              1,203                (3,203)             (3,276)

             Reclassification adjustment
             for net gain on securities
             available for sale included
             in net income                                   --                  --                    --              (3,216)
                                                 ------------------- -------------------   ------------------  -----------------
    Comprehensive income (loss)                    $     (2,309)       $     11,126          $     11,339        $     14,562
                                                 =================== ===================   ==================  =================

Translation and transaction adjustments are recorded directly in a component of shareholders' equity in the accompanying Condensed Combined Consolidated Balance Sheets. These result from changes in the foreign currency translation adjustments of the Company's net investments in its foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates caused by fluctuations in exchange rates. Prior to the first quarter of calendar 1999, the Company's investment in VISION Group plc ("VISION Group") was accounted for at fair value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," with unrealized gains and losses reported directly in a component of shareholders' equity. In the first quarter of calendar 1999, the Company sold its interest in VISION Group which caused the previously unrealized gain to be realized (see also Note G). The Company had total accumulated other comprehensive losses of $(16.4) million and $(11.2) million at September 30, 2000 and December 31, 1999, respectively.

NOTE E---SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                          Nine Months Ended
                                                              -------------------------------------------
    (In thousands)                                              September 30,            October 2,
                                                                     2000                   1999
                                                              -------------------    --------------------
    Cash paid during the period for:
             Interest                                              $  4,328               $   3,861
             Income taxes                                             6,868                   2,595

    Non-cash financing and investing activities:
             Non-cash assets received, net of
             liabilities assumed, as part of the sale
             of the 50% interest in Lear Donnelly
             Overhead Systems, LLC (See Note G)                    $     --               $   4,133

NOTE F---NATURE OF OPERATIONS

The Company is an international supplier of automotive parts and component systems through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear view mirror systems, modular window systems and handle products. The Company's non-automotive products represent less than 4 % of total net sales for each of the last two years.

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

A summary of the Company's operations by its business segments follows:

                                                                                 Other          Intersegment         Total
In thousands                                       NAAO            EAO         Segments*        Eliminations       Segments
---------------------------------------------- -------------- -------------- --------------- ------------------- --------------
Three months ended September 30, 2000:
Revenues................................        $   128,595     $  54,214      $  10,811        $      (936)     $    192,684
Segment profit (loss)...................              9,606          (996)         2,101                 --            10,711

Nine months ended September 30, 2000:
Revenues................................        $   421,747     $ 200,929      $  41,822        $    (6,918)     $    657,580
Segment profit..........................             42,809         8,782          8,180                 --            59,771

Three months ended October 2, 1999:
Revenues................................        $   120,413     $  62,599      $  27,132        $    (1,227)     $    208,917
Segment profit..........................             10,874         1,505          1,896                 --            14,275

Nine months ended October 2, 1999:
Revenues................................        $   397,914     $ 203,335      $  87,858        $    (3,917)     $   685,190
Segment profit..........................             41,700         3,771          4,157                 --           49,628

* Other segments category includes the Company's automotive joint ventures and North American non-automotive businesses.

Reconciliation's of the totals reported for the operating segments' profit to consolidated income (loss) before income taxes in the combined consolidated financial statements is shown below:

                                                                Three Months Ended                   Nine Months Ended
                                                       ------------------------------------- ----------------------------------
                                                         September 30,        October 2,       September 30,       October 2,
                                                             2000                1999               2000             1999
                                                       ------------------  ----------------- ------------------- --------------
Segment profit from reportable segments............      $      8,610        $     12,379      $     51,591          $45,471
Segment profit from other segments.................             2,101               1,896             8,180            4,157
Interest, net......................................            (1,456)             (1,119)           (4,111)          (4,600)
Restructuring and other charges....................                --                  --                --           (8,777)
Depreciation and amortization......................            (6,894)             (6,601)          (22,367)         (16,323)
Gain on sale of equity investments.................                --              14,072                --           19,202
Corporate and other expenses*......................            (5,532)             (4,796)          (17,360)         (12,881)
                                                       ------------------  ----------------- ------------------- --------------
Income (loss) before taxes on income                           (3,171)             15,831            15,933           26,249
                                                       ==================  ================= =================== ==============

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

NOTE G---INVESTMENTS IN AND ADVANCES TO AFFILIATES

On July 14, 2000, the Company purchased the remaining minority interest in Donnelly Hohe Espana, S.A., for approximately $1.9 million. After this purchase the Company owns approximately 29.8% of the Spanish entity directly and the remainder through its German affiliate in Donnelly Hohe GmbH & Co. KG.

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

Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to the final customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts included in the joint venture, net sales for the three- and nine-month periods ended September 30, 2000, declined approximately $20 million and $53 million, respectively, as compared to the comparable periods in the prior year. Since the joint venture operated at approximately break-even since its formation, the sale has not had and is not expected to have a material impact on the Company's future results of operations or financial position. However, current year gross profit and operating margins as a percent of sales are favorably impacted by the sale.

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

The Company has advanced $22.1 million at September 30, 2000, and $14.6 million at December 31, 1999, to its venture, Donnelly Electronics, Inc. ("Donnelly Electronics"), under a promissory note that bears interest at market rates which are reviewed periodically. The Company owns approximately 18.2% of Donnelly Electronics and accounts for it on the cost method. Accordingly, the financial results of Donnelly Electronics are not included in the Company's financial statements.

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

The Company is also funding approximately $3.3 million for the construction of shipping and warehousing facilities, relocation of employees and new material handling and storage equipment associated with the turnaround plan. These costs do not qualify as restructuring under EITF 94-3 and therefore are included in the Company's capital expenditures and operating expenses. As of September 30, 2000, approximately 90% of the cash flows required to complete these facilities were funded, with the remaining expenditures expected to be substantively completed by the end of the year, the majority of which will be capitalized.

Cumulative restructuring activity is as follows:

                                                                                                                  Accrued
                                                                                                               Restructuring
                                                                                                                 Costs at
In thousands                                                  Original     Fiscal 1999       Amounts           September 30,
                                                              Accrual        Accrual       Utilized (1)            2000
------------------------------------------------------------------------------------------------------------------------------
Employee severance and termination benefits............      $   9,965    $    7,426      $    10,992         $     6,399
Write down of long-lived assets........................             --         1,351              858                 493
                                                           -------------------------------------------------------------------
     Restructuring Total...............................      $   9,965    $    8,777      $    11,850         $     6,892
                                                           ===================================================================

(1) The Company has terminated 182 employees under the plan. In addition, the Company has experienced a net reduction of approximately 71 employees in Germany through natural attrition. Amounts utilized include an adjustment of $1.1 million to the restructuring reserve in 1998 associated with changes to the restructuring plan and the impact of foreign currency changes.

While the Company's EAO segment achieved improved nine-month performance year-over-year, operational results in Germany remain at a net operating loss. Management is focussing on actions to enhance improvements with the German operations and a revised plan will be completed by the end of 2000.

NOTE I---COMMITMENTS AND CONTINGENCIES

The Company's vehicle manufacturing customers (VMs) offer warranties to new vehicle purchasers which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Traditionally, the majority of the Company's VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the vehicle manufacturer by the supplier. VMs are increasingly requiring their outside suppliers to guarantee or warrant their products. The Company's warranty responsibility is currently governed by the terms and conditions with each customer, which vary from customer to customer, although most require that the Company make certain that its products are in conformity to specifications and free from defect. Depending on these terms, a VM might seek to hold the Company responsible for some or all of the repair or replacement costs of such products when the product did not perform as represented. The Company accrues for such claims when events exist that make the loss probable and the loss can be reasonably estimated. Because this has been a recent trend in the industry, the Company cannot assure that adjustments will not be required based on actual experience or change in industry expectations. In addition, adjustments to established reserves between segments may be necessary due to changes in management's estimates and industry conditions. Adjustments to the reserves would impact the results of the Company's operating segments, however, should not negatively impact the combined consolidated results of the Company.

During the three-month period ended September 30, 2000, an adjustment of established warranty reserves occurred in which $2.3 million, pretax, was transferred from NAAO to the Company's European operations.

ITEM 2.               DONNELLY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS AND FINANCIAL
                       CONDITION SECOND QUARTER REPORT FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

OVERVIEW

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. Accordingly, comparisons of operating results are analyzed utilizing the comparable calendar period. The Company's fiscal quarters end on the Saturdays nearest March 31, June 30 and September 30. The three- and nine-month periods ended September 30, 2000 and October 2, 1999, each included 13 and 39 weeks, respectively. All year and quarter references relate to the Company's fiscal years and fiscal quarters, unless otherwise stated.

Also in 1999, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The results of operations for the three- and nine-month periods ended October 2, 1999, include the results for these subsidiaries for the three and nine months ended August 31, 1999, while the current year includes the results for the three and nine months ended September 30, 2000.

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

Mergers, Joint Ventures and Sale of Investments

In September 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture. The Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999. Lear Donnelly operated by selling its products to Lear and the Company, which in turn sold them to their final customers. Due to the transfer to Lear of the Company's interior lighting and trim sales contracts included in the joint venture, net sales for the three-and nine-month period ended September 30, 2000, declined approximately $20 million and $53 million, respectively, as compared to the comparable periods in the prior year. Since the joint venture operated at approximately break-even from the time of its formation, the sale has not had and is not expected to have a material impact on the Company's future results of operations. However, gross profit and operating margins as a percent of sales for the current three-and nine-month periods have been, and for future periods should be, favorably impacted.

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

RESULTS OF OPERATIONS

Comparison of the three- and nine-month periods ended September 30, 2000, and October 2, 1999

North American Automotive Operations ("NAAO")

For the three-month period ended September 30, 2000, NAAO net sales increased 6.8%, or $8.2 million, compared to the same period in calendar 1999. NAAO net sales increased 6.0% for the nine-month period ended September 30, 2000, compared to the same period in calendar 1999. North American car and light truck build was flat for the three-month period and increased approximately 3.5% for the nine-month period when compared to the same periods in 1999.

NAAO gross profit margins were down slightly for the three- and nine-month periods ended September 30, 2000, compared to the same periods in the previous calendar year. The slight decrease in gross profit margin is due primarily to higher launch costs associated with new electrochromic and electronic mirror products and the impact of OEM scheduling, including plant shutdowns and reduced production levels in the quarter. The success of the Company in maintaining gross profit margins is dependent upon its ability to successfully launch new booked business and to offset continued customer pricing pressures. In addition, the Company may experience changes in gross profit margins based on its mix of lower-margin and higher-margin products. It is expected that future changes in revenue will be balanced between higher- and lower-margin products.

The Company's North American operating margins were below previous year levels for both the three- and nine-month periods compared to the same periods in the previous calendar year. Higher sales were offset by slightly lower gross profit margins and higher operating expenses during the period, including increased research and development expenses for the support of new programs launching during the second half of calendar 2000 and 2001. Higher selling, general and administrative expenses were caused by the previously announced increased investments in information technology and depreciation for recently introduced software for manufacturing, distribution and administration.

European Automotive Operations ("EAO")

EAO net sales decreased 13.4% and 1.2% for the three- and nine-month periods ended September 30, 2000, compared to the same periods in calendar 1999, respectively. The significant strengthening of the dollar compared to the euro significantly reduced the reported sales level for Europe. Stated in local currencies, EAO net sales increased approximately 2.1% and 13.8% for the three- and nine-month periods ended September 30, 2000, compared to the same periods in calendar 1999, respectively. The increase in net sales is primarily due to products launched in calendar 1999 running at full production volumes and the elimination of the one-month lag in consolidating the Company's subsidiaries in Germany and Spain. Western European car production increased by approximately 3.3% in the first nine months of 2000 compared to the same period last year.

EAO gross profit margins decreased during both the three- and nine-month periods ending September 30, 2000 compared to the comparable periods of calendar 1999, primarily due to above plan product launch costs and warranty reserve adjustment (See Note I). This decrease was partially offset by the elimination of the one-month lag in consolidating the Company's subsidiaries in Germany and Spain. EAO achieved positive gross profit margins for the nine-month period.

In the first calendar quarter of 1999, an $8.8 million pretax restructuring charge, or $3.5 million at net income, was recorded for an EAO turnaround plan (see Note H).

EAO operating income, as adjusted for the restructuring charge, was improved for the nine-month period ended September 30, 2000, compared to the same period in the previous year. Stronger sales and lower selling, general, and administrative expenses contributed to the improved operating margins during the nine-month period.

Company

Net sales were $192.7 million and $657.6 million for the three- and nine-month periods ended September 30, 2000, respectively, compared to $208.9 million and $685.2 million in the same periods last year. This represents a decrease of 7.8% and 4.0%, respectively. Changes in foreign currency exchange rates contributed significantly to the decrease in net sales for the three- and nine-month periods. Adjusted for foreign exchange rate fluctuations and the impact of the reduction in net sales associated with Lear Donnelly, the Company's net sales increased 5.8% and 9.0% for the three- and nine-month periods, respectively. Suppliers in the automotive industry continue to experience significant price pressure from their customers. While this pressure continues to squeeze the Company's gross profit and operating margins, it did not have a material impact on net sales for the three- and nine-month periods reported. The impact of price pressures on gross profit margins is dependant upon the ability of the Company to offset these decreases by improvements in purchase material prices, product design changes and overall operations productivity.

Gross profit margin for the three- and nine-month periods ended September 30, 2000, was 13.1% and 16.0% compared to 14.1% and 14.9%, respectively, in the comparable periods from last year. The improved year-to-date gross profit margin is primarily due to the sale of Lear Donnelly. The decline in the three-month period percentage, however, is attributable to the negative impact of OEM scheduling and increased costs associated with new product launches and product mix. The Company's Information Products subsidiary also contributed favorably to the Company's gross profit for the first nine months of 2000 compared to the first nine months of calendar 1999.

Selling, general and administrative expenses were $18.4 million and $60.1 million, or 9.6% and 9.1% of net sales, for the three- and nine-month periods ended September 30, 2000, compared to $18.8 million and $61.5 million, or 9.0% and 9.0% of net sales for the three- and nine-month periods ended October 2, 1999. These expenses remained relatively flat with previous year levels due to management's focus on cost management both in North America and Europe, despite the continued investment in information technology. Lower exchange rates also contributed to the decrease in the expense for the nine-month period.

Research and development expenses were $9.3 million and $26.9 million, or 4.8% and 4.1% of net sales, respectively, for the three- and nine-month periods ended September 30, 2000, compared to $7.8 million and $23.0 million, or 3.7% and 3.4% of net sales, respectively, in the comparable periods from last year. The increase in current year expenses is primarily due to increased expenditures for value-added technologies including electrochromic, electronics and lighting. Additionally, the lower research and development expenses for the nine months ended October 2, 1999, were due to timing of engineering related billings.

Operating income (loss) was $(2.4) million and $18.4 million for the three- and nine-month periods ended September 30, 2000, compared to $2.8 million and $8.7 million for the same periods last year. Adjusted for the impact of the 1999 restructuring charge, operating income improved by $0.9 million, or from 2.6% of net sales for the nine months ended October 2, 1999, to 2.8% of net sales for the nine months ended September 30, 2000. The decline in operating income for the three-month period is primarily the result of unfavorable OEM scheduling, increased product launch costs, product mix and increased expenditures for R&D. Nine-month operating income improved primarily due to improved gross profit margins and positive performance of the Company's Information Products subsidiary.

Interest expense was $2.1 million and $6.0 million for the three- and nine-month periods ended September 30, 2000, compared to $1.4 million and $5.1 million for the same periods last year. Interest expense increased primarily due to higher levels of capitalized interest in the prior year, increased debt levels and higher interest rates during calendar year 2000.

In the first calendar quarter of 1999, the Company sold its remaining interest in VISION Group. The Company received $7.6 million in proceeds and recognized a combined pretax gain of approximately $5.1 million, or $0.33 per share, after tax. In the third calendar quarter of 1999, the Company recognized a one-time pretax gain of $14.1 million associated with the sale of its investment in Lear Donnelly, (See Note G).

Other (income) expense, net was $(0.1) million and $0.1 million for the three- and nine-month periods ended September 30, 2000, compared to $0.05 million and $(2.2) million, respectively, for the comparable periods last year. The decrease for the nine-month period is primarily attributable to a $2 million pretax gain, or $0.13 per share after tax recorded on the formation of the Schott Donnelly joint venture in the second calendar quarter of 1999 (see Note G) and lower exchange rates in the current year. This decrease was partially offset by increased interest and royalty income in the current year.

The Company's effective tax rate was approximately 50% and 22.5% for the three- and nine-month periods compared to 37.3% and 30.8% in the same respective periods of 1999. The lower effective tax rate in the January through September period of 2000 was primarily due to an income tax benefit from prior year North American export sales. The Company's effective tax rate also varies based on the level and mix in pretax earnings (losses) in countries with varying effective tax rates, availability of tax benefits and unusual pretax gains or losses.

The Company has recorded $15.4 million and $14.6 million of deferred tax assets on foreign non-expiring net operating loss carry-forwards at September 30, 2000 and December 31, 1999, respectively. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets are expected to be realized based on improvements from the restructuring initiative, which is expected to be substantially complete by the end of calendar 2000, and continuous improvement in overall operational earnings from the implementation of the Company's production system throughout Europe. The enactment of reductions to German tax rates are anticipated to reduce these assets in the fourth quarter of calendar 2000.

Minority interest in net loss of subsidiaries was $1.3 million and $1.2 million for the three- and nine-month periods ended September 30, 2000, compared to $0.6 million and $3.8 million for the same periods last year, respectively. The previous year minority interest in net loss of subsidiary was impacted by the restructuring charge taken at the Company's German subsidiary in the first quarter of

1999 and the consolidation of the financial statements of Varitronix EC starting in the second quarter of 1999.

Equity in earnings of affiliated companies in the current year improved by $0.9 million from the first nine months of calendar 1999. Earnings of $1.0 million were recorded in the first nine months of 2000 compared to $0.1 million for the comparable period last year. The Company's Brazilian joint venture, while still operating at a loss, improved compared to the same period last year. The Company's joint ventures in China continue to remain positive. Equity in losses from the Company's Lear Donnelly joint venture impacted the first nine months of 1999. However, due to the sale of the Company's interest in this joint venture, the Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999.

The Company accrues for claims arising from warranties offered by the Company's vehicle manufacturing customers to new vehicle purchasers which cover the repair and replacement of defective parts on their vehicles for a specified period of time. The Company cannot assure that adjustments will not be required based on actual experience or change in industry expectations, (See Note I for further discussion).

The Company is committed to improving shareholder value with a strategic plan focused on the following key areas: developing core automotive products, primarily by increasing dollar content per vehicle through the expansion of market share of existing products; introduction of new technologies and products and increasing volume through penetration into new and emerging markets; improving the overall operating performance of the Company's European Operations; extending the Company's capabilities in value-added electronics technologies; and repositioning non-core businesses, as appropriate, through merger or divestiture.

The Company believes that these strategic initiatives have established the foundation for the Company's ability to improve shareholder value. Excluding unusual and non-recurring items, the unaudited net income from operations for the nine-month period ending September 30, 2000, was $14.5 million, a record for the Company. These financial developments combined with the strong commercial developments for new orders booked and the continued introduction of advanced technologies support the Company's ability to grow shareholder value. Management remains committed to the overall strategies of continued implementation of the Company's operational systems, introducing new and innovative technologies, focusing on core businesses and developing and enabling highly skilled people.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.2 on September 30, 2000 and December 31, 1999. Working capital was $27.0 million on September 30, 2000, compared to $25.3 million at December 31, 1999. Increases in accounts receivable were offset by continued benefits of an active working capital management program and seasonal accrual increases. The increase in accounts receivable was partially offset by increased cash receipts in North America due to timing of key customer payments.

At September 30, 2000, and December 31, 1999, $30.0 million and $38.9 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement are used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2000, however it is renewable for one-year periods at the option of the Company. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures for the nine months ended September 30, 2000, and October 2, 1999, were $34.9 million and $41.8 million, respectively. Capital spending was primarily to support new business orders, the ramp up of new electrochromic and electronic mirror products, information technology, the 1999 European turnaround plan and continuous improvement activities of the Company. Capital spending for the next twelve to eighteen months is expected to remain near current spending levels to support these programs, in addition to the implementation of new manufacturing, distribution and administrative information systems globally.

The Company announced significant restructuring plans in fiscal 1997 and 1999 to improve the overall profitability of EAO (see Note H). The remaining reserve balance for these plans was $6.9 million at September 30, 2000. While the Company's EAO Segment achieved improved nine-month performance year-over-year, operational results in Germany remain at a net operating loss. Management is focussing on actions to enhance improvements with the German operations and a revised plan will be completed by the end of 2000. This revised plan will include an assessment of overall reserve balances.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances, divestitures and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company. For the nine-month period ended September 30, 2000, the Company made $10.3 million of investments in and advances to affiliates, including the redemption of a minority interest in a subsidiary.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $58.5 million and $42.5 million as of September 30, 2000, and December 31, 1999, respectively.

The Company's primary foreign investments are in Germany, Ireland, Spain, France, Mexico, China, Brazil and Malaysia. Except for the Company's subsidiary in Mexico, whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows: (1) balance sheet accounts at period-end rates and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year. Translation gains and losses are reported as a separate component of shareholders' equity and are included in accumulated other comprehensive income. For the subsidiary in Mexico, transaction and translation gains or losses are reflected in net income for all accounts other than intercompany balances of a long-term investment nature for which the translation gains or losses are reported as a separate component of shareholders' equity. Foreign currency transaction gains and losses included in other income are not material.

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

PART II.       OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

On June 30, 2000, the Company filed a complaint against Industrias Arteb S.A. ("Arteb") and Tocantins Participacoes S/C LTDA ("Tocantins") in Central Civil Court in Sao Paulo, Brazil. The complaint alleges that Arteb and Tocantins, Donnelly's partner in the joint venture Donnelly/Arteb LTDA (the "Joint Venture Company"), have failed to support the business as required by the Joint Venture Agreement and that the Company has a right to purchase all of their interest in the Joint Venture Company for an amount equal to the book value of Arteb's and Tocantins' interest in the Joint Venture Company. No answer has yet been filed to the complaint. The Company believes that this litigation will not have a material adverse effect on the Company. On October 1, 2000 the Company reached a tentative agreement to purchase Arteb's and Tocantins' interest in the Joint Venture.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit 10.1 First amendment dated October 20, 2000, to the January 1, 1997 Donnelly Corporation Deferred Compensation Plan.

Exhibit 27        Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                           DONNELLY CORPORATION
                                           Registrant



Date:    November 10, 2000                 /s/ J. Dwane Baumgardner
                                           J. Dwane Baumgardner
                                           (Chairman, Chief Executive
                                           Officer, and President)

Date:    November 10, 2000                 /s/ Scott E. Reed
                                           Scott E. Reed
                                           (Senior Vice President, Chief
                                           Financial Officer)

Exhibit 10.1

                   FIRST AMENDMENT TO THE DONNELLY CORPORATION
                           DEFERRED COMPENSATION PLAN


     The First Amendment to the January 1, 1997 Donnelly Corporation Deferred Compensation Plan (the "Plan") is adopted by Donnelly Corporation, a Michigan corporation (the "Company") with respect to the following:

     -    The Company adopted the Plan in 1996.
     -    The Company wishes to amend the Plan.

     NOW, THEREFORE, the Plan is amended as follows:

     In order to make the Donnelly Corporation Deferred Compensation Plan consistent with a fiscal year of January 1 through December 31, and to accommodate this transition year, the following changes are being made to this Plan.

1. The definition of "Plan Year" in Section 2.12 shall be the 12 consecutive month period between January 1 and December 31st.

2. Section 4.1 is changed to read as follows:

     Annual Incentive Award Deferral Election: No later than September 15th of the Plan Year in which the annual incentive award under the Donnelly Corporation Executive Compensation Plan is earned, each Eligible Employee may irrevocably elect, by completing and executing a Deferred Compensation Agreement and filing it wit the Administrator, to defer any portion up to one hundred percent (100%) of his/her annual incentive award to be earned for that year. This election must be made annually. FOR THE YEAR 2000 ONLY, THIS ELECTION DATE WILL BE OCTOBER 23RD OF 2000.

3. Section 4.2 is changed by adding the following sentence to the end of that section:

     FOR THE FOURTH QUARTER OF 2000 (OCTOBER THROUGH DECEMBER) THE ELECTION MUST BE EXECUTED AND FILED WITH THE ADMINISTRATOR BY OCTOBER 23rd OF 2000. FOR THIS QUARTER ONLY, ANY ELECTION, MODIFICATION OR REVOCATION SHALL BE EFFECTIVE AS OF THE FIRST PAYROLL AFTER THE ELECTION.

4. Section 4.3 is changed to read as follows:

     Period for Which Deferral Election is Effective: A Participant's deferral election under Section 4.1 with respect to annual incentive award shall be effective only for the Plan Year specified in the Deferred Compensation Agreement. A participant must file a separate Deferred Compensation Agreement by September 15 of each subsequent Plan Year in order to make annual incentive award deferrals for that Plan Year. A participant's election to defer annual base salary shall remain in effect until modified or revoked as provided in Section
4.2. FOR THE YEAR 2000 ONLY, THIS ELECTION DATE WILL BE OCTOBER 23RD OF 2000.

     IN WITNESS WHEREOF, the Board of Directors has caused this Amendment to be adopted this 20th day of October, 2000.


                                   DONNELLY CORPORATION


                                   By __________________________________
                                   Its Chief Executive Officer

(Corporate Seal)



Attest:


By ___________________________
   Its Secretary