Form 10-K405
period 2000-12-31
DONNELLY CORP
filed 2001-03-27
CIK 805583

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Fiscal Year December 31, 2000

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from      , to

Commission File Number: 1-9716

DONNELLY CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of other jurisdiction of incorporation or organization)	38-0493110 (IRS Employer Identification No.)
49 West Third Street, Holland, Michigan (Address of principal executive offices)	49423-2813 (Zip Code)

Registrant's telephone number, including area code: (616) 786-7000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  X

The aggregate market value of voting stock held by non-affiliates of the registrant was $85,993,878 as of February 28, 2001.

Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001.

      6,263,145 shares of Class A Common Stock par value, $.10 per share

      4,098,314 shares of Class B Common Stock par value, $.10 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 11, 2001, are incorporated by reference into Part III of this report.

PART I.

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers including forced price reductions, (iv) market development of specific products of the Company, including electrochromic mirrors, (v) whether the Company successfully restructures its European operations, (vi) fluctuations in foreign currencies and (vii) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

ITEM 1(a)  GENERAL DEVELOPMENT OF BUSINESS

Donnelly Corporation ("the Company"), incorporated in Michigan in 1936, is a technology-driven, customer-focused, growth- oriented, global supplier to the automotive and information display industries through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear vision systems, modular window systems and handle products, which incorporate increasing electronic capabilities. The Company has experienced approximately a 14% compounded annual growth rate in net sales since fiscal 1989 due to its strong positions in the Company's traditional product markets and the acquisition in fiscal 1995 of Donnelly Hohe GmbH & Co. KG ("Donnelly Hohe"). Management believes that based on information available, the Company is one of the largest exterior rearview mirror manufacturers in the world and has the largest market share in the U.S. for interior rearview prismatic mirrors and modular window systems. During 2001, the Company will be transitioning to a global product based management structure split into two main operating groups: Electronic Systems and Exterior Systems. The Company believes that this organizational evolution will help position itself to achieve even stronger performance with its products in the global marketplace.

The Company has been following a strategic plan designed to improve shareholder value by focusing on the following key areas:

  1.
  Developing core automotive products, primarily by increasing dollar content per vehicle through the expansion of market share of existing products, introduction of new technologies and increasing volume through penetration into new and emerging markets;
  2.
  Improving the overall operating performance of the Company's European Operations;
  3.
  Extending the Company's capabilities in value-added electronics technologies.

1. Developing Core Automotive Products:

The Company's core automotive product offerings have experienced approximately a 14% compounded annual growth rate in net sales since fiscal 1989. Adjusted for foreign currency exchange rates and the impact of the reduction in net sales associated with Lear Donnelly, the Company experienced a growth in sales of approximately 7% for the year ended 2000. The increase in net sales has been due to growth in the Company's established products of complete outside mirrors, modular encapsulated windows and value-added features on interior mirrors; introduction of new products and technologies such as electrochromic ("EC") mirrors, bonded hardware modular window systems and door handle products; and through acquisitions, primarily of Donnelly Hohe in Europe. The Company also benefits from content on strong selling vehicles such as the DaimlerChrysler minivan, the Ford Expedition, the Ford Taurus, and the General Motors' compact sport utility vehicles ("SUVs") in North America as well as the Volkswagen Passat and Volkswagen Polo in Europe. The continued penetration of the Company's products in existing and new markets and its offerings of value-added innovative technologies are an important strategy to the Company's overall financial performance.

The continued introduction of new advanced technologies is part of the Company's strategy. Over the past five years, the Company has introduced many new mirror technologies including various lighting, electronic and mechanical features that improve the overall safety and functionality of the vehicle's mirror system. The Company received a major order for business integrating advanced electronic features into interior rearview mirrors (both base prismatic and EC mirrors) to support General Motors' OnStar® system. The first commercial versions of this telematics system were launched during the second half of 2000. Management believes that the Company is the only company to integrate electronics into both prismatic and EC mirrors. Both kinds of mirrors may also include additional electronic features such as compass and temperature displays and precision interior map lighting. In November 1999, the Company introduced the Solid Polymer Matrix ("SPM™") technology to produce EC automatic-dimming rearview mirrors that the Company believes are more durable than competing products available on the market. A recent product offering is the Company's SmartRelease™ trunk release system, which uses advanced electronic sensors to detect heat and motion and automatically opens the trunk if it senses a person trapped inside. The Company has received an order from General Motors for the Company's SmartRelease™ system, which will debut on the 2002 Chevrolet Impala and Monte Carlo. General Motors has announced that automatic emergency trunk release systems will be included on all of their vehicles with trunks by 2003. The Company believes that the SmartRelease™system will be added to other customers' vehicle lines during 2002 and 2003. In modular windows, the Company has most recently developed flush surface window systems involving various bonding and encapsulation systems that allow for greater design flexibility and reduced cost to the automotive vehicle manufacturers. In addition, the Company recently commercialized technology for an integrated sliding window system popular in the light truck market segment. Continued emphasis on effective research and product development is a key part of the Company's strategy for future growth. The Company believes that its technological and product development capabilities will enable it to provide sophisticated integrated modules and systems and to perform the increased responsibilities automotive suppliers are expected to manage.

The global market position of the Company's automotive products has been enhanced through various operations in the emerging markets of Asia and South America. In Asia, the Company operates four joint ventures for the manufacture and sale of the Company's automotive products into the Asian and Australian markets; Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC") for EC mirror cells; Shanghai Donnelly Fu Hua Window Systems Company Ltd. ("Shanghai Donnelly Fu Hua") for window systems; Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. ("Shunde Donnelly Zhen Hua"); and Shanghai Donnelly Ganxiang Automotive Systems Co. Ltd. ("Shanghai Donnelly Ganxiang") for exterior mirror products. In South America, the Company operates Donnelly do Brasil LTDA. ("Donnelly do Brasil") for the manufacture and sale of interior, exterior and EC mirror products into this market. These operations provide the Company with key entries into emerging automotive markets, which are expected to have a combined overall rate of increase in industry automotive production greater than the markets in North America and Europe. See Item 1 (c) "Narrative Description of Business—Joint Ventures" for additional information concerning the Company's joint ventures.

As part of the Company's commitment to focus on its core businesses in recent years, the Company has executed actions to reposition its non-core businesses. Through these actions, the Company was able to generate positive cash flow and net gains to the Company, resulting in a strong return to shareholders for the investments made to develop these businesses. See Item 1(c) "Narrative Description of Business—Repositioning Non-Core Businesses" for a more detailed discussion of these actions. The Company continually assesses its strengths and weaknesses in relation to the direction of the respective industries represented by the Company's various investments.

2. Improving Operating Performance of European Operations:

During the past six years, the Company has significantly expanded its presence in Europe. The Company's strategy to penetrate European markets has been primarily through acquisitions, the most significant of which was Donnelly Hohe in March 1995, and through market penetration of the Company's EC mirrors and modular window systems. Donnelly Hohe, based in Germany, serves many of the main auto producers in Europe. These include BMW, Renault, Volkswagen, Audi, Volvo, Opel and Ford in exterior mirrors. Donnelly Hohe also offers interior mirrors and certain non-automotive products through three operating facilities in Germany and one in Spain. The Company also offers its mirror and electronic products through operating facilities in Ireland and its modular window systems through its facility in France.

In February 1999, the Company announced a European restructuring plan ("the 1999 plan") based on a strategy to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a more customer focused structure, 2) consolidating two of the German manufacturing facilities; 3) implementing throughout Europe the Donnelly Production System, the Company's approach to lean manufacturing processes, and 4) re-aligning sales and engineering functions throughout Europe. An $8.8 million pre-tax restructuring charge, or $3.5 million at net income, was recorded for the 1999 plan, including $1.4 million for the impairment of assets and $7.4 million for anticipated incremental cash expenditures for the severance and voluntary retirement programs for approximately 200 production, production support, sales and engineering employees. In May 1997, the Company had recorded a $10.0 million pre-tax restructuring charge, or $4.0 million at net income, for the elimination of redundant operations, as well as, outsourcing of inefficient operations in Europe ("the 1997 plan"). A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the 1997 plan. The Company included the remaining actions of the 1997 plan in the 1999 plan. As of December 31, 2000, the Company had terminated 197 employees under the combined plans. In addition, the Company has experienced a net reduction of approximately 76 employees through normal attrition.

As required by the generally accepted accounting principles for restructuring charges, the Company reduced its restructuring reserve by $3.8 million pre-tax, or $1.6 million at net income, in the fourth quarter of 2000. The reduction is attributable to (i) savings associated with higher than anticipated voluntary employee attrition and (ii) continuing developments within the market and operations, which have made uncertain the likely outcome of some aspects of the combined plans. The ending reserve balance of $3.2 million represents the costs associated with the remaining planned actions expected to be substantially completed during 2001. While the Company believes that further restructuring actions may be appropriate in Europe and it continues to evaluate these operations for improvements, the assessment of possible actions has not yet been completed.

Additionally, the Company anticipates a favorable impact from the change to a product based management structure. As part of this transition, expanded initiatives on supplier price-downs, increased value-added engineering and further reductions in operational overhead are being targeted in Europe. These continuing actions have proven successful in both North America and Europe in the past, and will be a crucial part of improving the performance in Europe.

3. Extending the Company's Electronics Capabilities:

New applications in electronics continue to play an increasing role in the Company's future. As vehicles become more electronically sophisticated, auto manufacturers are looking for opportunities to package value-added features into new areas of the car. In response to this continued market development, in 1996, the Company invested in a new venture, Donnelly Electronics, Inc. ("Donnelly Electronics"), located in Holly, Michigan, which specializes in the design and manufacture of circuit board assemblies for a variety of electronics products and sub-assemblies. In February 2001, the Company acquired all of the outstanding equity of Donnelly Electronics, not then owned by the Company. In addition, in the first quarter of 2000, the Company purchased assets in Ireland, which will be operated by Donnelly Electronics, for the manufacture of electronic components in Europe. See Item 1 (c) "Narrative Description of Business—Joint Ventures" for a more detailed discussion of this venture. The Company believes that electronics represent a significant growth area for the Company.

The Company has developed independently or acquired technology for a number of critical electronic product modules for use in the Company's mirror systems or for independent sale. These products include memory devices for actuators, powerfold modules, ground illumination features, electronic remote entry systems and other products. The Company is a leader in developing "plug and play" modules that are flexible and allow vehicle manufacturers to offer different configurations of features through the same module. An example of these modules is an interior EC mirror offered to a luxury vehicle manufacturer in Europe. The mirror functions as a communications node for the vehicle's electronics system, representing a significant first in the automotive industry. In essence, the electronics that control a number of different passenger comfort and safety functions have been integrated into the rearview mirror.

In November 1999, the Company announced a major new order for business in which the Company will package and integrate advanced electronic features into interior rearview mirrors to support General Motors' new OnStar® system. The Company began shipping product on this order in mid-2000 with the electronic content included in a mix of base prismatic and EC mirrors. Both kinds of mirrors also include additional electronic features such as compass and temperature displays and precision interior map lighting.

The Company is in the process of developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to replace interior and exterior mirror systems. Although not yet commercialized, the development of this technology is part of the Company's strategy to be a technology leader in the market for automotive rear-vision systems. This sophisticated camera system made its debut on the General Motors' Precept concept vehicle and represents the most technologically advanced rear-vision product that the Company has ever produced. The Company has been engaged in a research program with certain key customers for the development and commercialization of this technology. The Company has also begun displaying its VideoMirror™ line of electronic vision systems for vehicles that utilize advanced image processing and display technology to give drivers better views of their vehicles' interiors and exteriors.

A recent product offering is the Company's SmartRelease™ trunk release system, which uses electronic sensors to detect heat and motion and automatically open the trunk if it senses a person trapped inside. The SmartRelease™ will debut on the 2002 Chevrolet Impala and Monte Carlo. This technology marks an evolution in the auto industry's efforts to help make vehicles a safer environment. General Motors has announced that an automatic emergency trunk release system will be included on all of their vehicles with trunks by 2003. The SmartRelease™ system is more sophisticated than the manual emergency trunk release handles that the Company developed and currently supplies to auto-makers. The electronic sensors require very little movement on the part of a person trapped in a trunk to activate. The Company believes that it will secure additional orders of other key customers during 2001 and 2002 to also utilize the SmartRelease™ trunk release system.

The Company's net sales are subject to fluctuations in industry car and light truck build, primarily for North America and Europe. North American industry build has been particularly strong in calendar years 1998, 1999 and 2000. Adjusted for car and light truck build at standard industry volumes and the impact of the acquisition of Donnelly Hohe, the Company believes that new booked orders will be consistent with historical growth levels. In addition, the Company expects door handle product sales to increase due to the withdrawal of one of its major competitors from the market. Future booked sales for outside mirrors and inside mirror products with strong value-added content, handle products and products with innovative electronic capabilities, are expected to provide the main growth for the Company in the foreseeable future. Many of these new programs, such as Onstar®, have begun to be launched during late calendar 2000 and many more will be launching over the next 18 months. See Item 1 (b) "Financial Information About Industry Segments" and Item 1 (c) "Narrative Description of Business" for a more thorough discussion about the Company's product and market segmentation.

The Company is committed to improving shareholder value with a strategic plan focused on the following key areas: 1) developing core automotive products, primarily by increasing dollar content per vehicle through the expansion of market share of existing products; 2) improving the overall operating performance of the Company's European Operations; and 3) extending the Company's capabilities in value-added electronics technologies. The Company believes that these strategic initiatives have established the foundation for the Company's ability to improve shareholder value. Excluding unusual and non-recurring items, the net income from operations for the twelve-month period ending December 31, 2000, was $18.9 million, a record for the Company for any fiscal year. The Company believes the combination of the strong commercial developments for new orders booked (initially launching in late calendar 2000) and the continued introduction of advanced technologies should support the Company's ability to continue growing shareholder value. Management remains committed to the overall strategies of continued implementation of the Company's operational systems, introducing new and innovative technologies, focusing on core businesses and developing and enabling highly skilled people.

ITEM 1(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has been managed primarily on a geographical basis. For 2000, the Company had two reportable segments: North American Operations ("NAO") and European Operations ("EO"). During 2001, the Company will be transitioning to a new corporate organization structure that will focus its worldwide business into two main operating groups: Electronic Systems and Exterior Systems. The Company believes that this organizational evolution will help position itself to achieve even stronger performance with its products in the global marketplace. See Note 4 to the Combined Consolidated Financial Statements under Item 8 of this Form 10-K for additional information regarding the Company's operating segments.

ITEM 1(c)  NARRATIVE DESCRIPTION OF BUSINESS

FISCAL YEAR AND SEASONAL NATURE OF BUSINESS

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. The years ended December 31, 2000, July 3, 1999, and June 27, 1998, each consisted of 52, 53 and 52 weeks, respectively. The six-month periods ended December 31, 1999, and January 2, 1999, consisted of 26 and 27 weeks, respectively. The six-month period ended December 31, 1999, is referred to as the transition period. All year and quarter references relate to the Company's fiscal years and fiscal quarters, unless otherwise stated.

During the transition period, the Company also changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The Company's results of operations for the transition period ended December 31, 1999, include the results of these subsidiaries for the six months ended November 30, 1999.

The results of operations for the period of December 1 to December 31, 1999, for these subsidiaries were charged to retained earnings in order to report only six months of operating results. Cash flow activity for this same period is reflected as a single line item in the Combined Consolidated Statement of Cash Flows.

The Company's net sales and net income may be subject to significant fluctuations attributable primarily to production schedules of the Company's major automotive customers. In addition, the Company has benefited from strong product content on light trucks, including minivans and SUVs, as compared to automobiles. These factors cause results to fluctuate from period to period and year to year.

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

Automotive Rear-Vision Systems

The Company began producing prismatic day/night mirror glass in 1939, and today manufactures a wide range of interior and exterior rearview mirror products and believes it is one of the world's largest producer of automotive rearview mirror systems.

Electrochromic Products.  The Company has made significant investments in the development of solid-state, thin-film EC technology that has been commercialized for mirror applications and has potential use for various window applications. EC coatings allow the user to darken glass to the desired degree through the application of an electrical current to the coating.

The Company manufactures, distributes, markets, and sells EC day/night automotive mirror systems, which are electrically dimmable to reduce the glare from the headlights of other vehicles approaching from the rear. The Company has continued to actively develop newer and more advanced EC technologies for the automotive marketplace and has developed or licensed a number of technologies, of which several are already available for commercial use.

The Company produces GLAREFREE™ EC mirrors for Ford, Volkswagen, Audi, BMW, PSA, DaimlerChrysler, General Motors, Volvo, Renault, Honda, Subaru, Mitsubishi, Porsche, Jaguar and Daewoo. These purchase agreements illustrate the Company's position as a strong player in a global market for EC mirrors that industry sources expect to grow to $1 billion or greater. The Company believes it is the only exterior mirror manufacturer that is vertically integrated with full exterior EC cell manufacturing capability. With strong technologies to offer and having favorably settled the patent issues that had hampered its ability to compete prior to 1996, the Company has set, and is achieving ambitious goals for increasing its EC mirror market share in the years ahead. During the last twelve months the Company has significantly increased its production of EC mirrors, and is on track to approximately double EC volumes within the next twenty-four months.

In late 1999, the Company introduced the SPM™ technology to produce EC automatic-dimming rearview mirrors that the Company believes are more durable than competing products available on the market. Over time, the Company expects that most or all of its EC mirror products will be based on SPM™ technology. EC mirrors using the SPM™ technology began appearing on production vehicles in North America and Europe in 2000.

In April 1999, the Company formed Schott Donnelly LLC Smart Glass Solutions ("Schott Donnelly"), a 50-50 joint venture, with Schott North America Manufacturing, Inc. ("Schott"), one of the world's leading producers of specialty glass products. The joint venture is seeking to develop EC glass for automotive and architectural applications.

Interior Rearview Mirrors.  The Company has a predominant share of the U.S. market for interior rearview prismatic mirrors and in calendar 2000 sold approximately 27 million complete units and prism mirror elements worldwide. The interior rearview mirror product line ranges from the basic day/night flip mirror to rear-vision systems that incorporate a variety of sophisticated electronic features into complex modular interior rearview mirror assemblies. The Company continues to design and market innovative value-added features integrated into the rearview mirror such as lights, electronic compasses, temperature and other display technologies.

In November 1999, the Company announced a major new order for business in which the Company will package and integrate advanced electronic features into interior rearview mirrors as part of General Motors' new OnStar® system. The Company began shipping product on this order in mid-2000 with the electronic content included in a mix of base prismatic and EC mirrors. Both kinds of mirrors may also include additional electronic features such as compass and temperature displays and precision interior map lighting. Management believes that the Company is the only company with the manufacturing orders to incorporate all the electronics required into both prismatic and EC mirrors.

The Company manufactures and markets automotive interior rearview mirrors using EC technology that automatically dims the mirror when headlights approach from the rear. EC rearview mirrors are a value-added substitute for traditional prismatic base mirrors and are sold for a higher dollar price per unit than prismatic base mirrors. The Company believes that EC rearview mirrors represented approximately 24% and 11% of all interior rearview mirrors sold by all suppliers to original equipment manufacturers in the North American and European markets, respectively, for the 2000 model year. The market for EC mirrors continues to grow and in 2000, EC mirrors were offered on approximately 61 car models in North America, compared to only approximately 19 models in 1991. The Company believes that EC mirrors will represent an increasing share of the rearview mirror market, both in terms of number of units and dollar volume, and represent a significant growth area for the Company.

Exterior Rearview Mirrors.  The Company believes it is one of the largest exterior rearview mirror manufacturers in the world and considers itself a technology and manufacturing leader with manufacturing facilities in the United States, Germany, Spain, Ireland, Brazil and China (through joint ventures). Through these manufacturing locations, the Company has a strong presence in each major automotive market in the world. The Company has booked significant new orders in recent years that will make this product line the fastest growing business for the Company. In 2000, the Company launched new business with annual sales of approximately $40 million, including orders for twelve General Motors' vehicles, the largest single exterior rearview mirror order in the Company's history. Additionally, in 2000, the Company was awarded the contract for exterior rearview mirrors for a North American light truck program, which will be introduced in 2004.

The Company has used its expertise and customer relationships in the interior mirror market to develop its product line and increase its share of the market for complete exterior mirror systems. The Company believes that its strong presence in the automotive markets of North America and Europe are augmented by the manufacturing locations in the emerging markets of South America and Asia. In addition, the Company believes that a global presence in product development, sales, marketing, manufacturing and distribution in the markets provides a strong competitive advantage. The Company supplies exterior rearview mirror assemblies primarily to Honda, Ford, General Motors and Mazda in the United States and to major European auto-makers including BMW, Volkswagen, Renault, Audi and Ford in Europe. The Company also supplies exterior rearview mirror systems to automakers throughout China through its Chinese joint ventures, which are the two largest producers of exterior rearview mirrors in China, and in South America through its subsidiary in Brazil.

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

The Company also manufactures and markets dimmable EC exterior rearview mirrors. The Company believes that EC rearview mirrors currently represent only 5% of all exterior rearview mirrors in the North American market for the 2000 model year. The Company believes that EC exterior rearview mirrors will represent an increasing share of the rearview mirror market, both in terms of number of units and dollar volume, and that the EC mirror market presents a significant growth opportunity for the Company.

Camera Vision.  The Company is in the process of developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to replace interior and exterior mirror systems. Although not yet commercialized, the development of this technology is part of the Company's strategy to be a technology leader in the market for automotive rear-vision systems. This sophisticated camera system made its debut on the General Motors' Precept concept vehicle and represents the most technology advanced rear-vision product that the Company has ever produced. The Company has been engaged in a research program with certain key customers for the development and commercialization of this technology. The Company has also begun displaying its VideoMirror™ line of electronic vision systems for vehicles that utilize advanced image processing and display technology to give drivers better views of their vehicles' interiors and exteriors. The two principal products being marketed within the VideoMirror™ line are BabyVue™ and ReversAid™. BabyVue™ is an in-cabin camera vision system, which allows the driver a view of reverse-facing infants. ReversAid™ is an exterior camera vision system, which uses a discreet camera mounted on the rear of the vehicle to provide an enhanced view of what is behind the vehicle when it is in reverse. The ReversAid™ system can also be modified to become TowChek™ to assist drivers backing up to hitch without the assistance of a second person. The VideoMirror™ system was selected as one of the thirty "Best of CES," which recognizes the best new products on display at the Consumer Electronics Show held in January 2001 in Las Vegas. Both of the systems have begun to be marketed online at www.donnelly.com. This technology is part of the Company's strategy to be a technology leader in the market for automotive rear-vision systems.

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

The Company's modular window assemblies are used for rear and liftgate windows, quarter windows, aperture windows, fixed vent windows, roll-up windows, sunroofs and windshields. The Company produces modular windows for DaimlerChrysler, Ford, General Motors, Honda, Isuzu and Toyota in North America and DaimlerChrysler and Isuzu in Europe. The Company's modular windows are used on many popular vehicles such as the DaimlerChrysler Caravan/Voyager minivan, the Jeep Grand Cherokee, the Ford Expedition, the Ford Taurus/Sable, and the new generation of compact SUVs just launched by General Motors.

The Company believes that its materials technology and manufacturing capabilities provide a significant competitive advantage in the market for modular windows. The Company offers a variety of modular window technologies including molded-in body color panels, flush bonded hardware as well as single and double sided encapsulation. Modular windows can be molded using polyvinyl chloride ("PVC") or a urethane reaction injection molding process. The PVC process is less expensive primarily because the material is less costly and does not require painting. PVC, however, is more difficult to mold, particularly for large windows. The Company believes that its ability to design and mold windows in both process and its expertise in PVC molding are significant competitive advantages.

The Company believes that the increasing use of modular windows reflects trends in the automotive industry towards increased levels of outsourcing, demand for integrated modules and systems and reliance on suppliers for design and manufacturing, particularly in the North American market for light trucks and SUVs.

Handle Products

The Company produces a wide variety of interior and exterior door and liftgate handle products for Ford, Honda, Mazda, Nissan and Porsche. This product line was established based on the Company's capabilities in color-matched painting and plastic injection molding. The Company supplies various types of handle products including plastic, diecast and chrome-plated door handles as well as products with value-added electronic features. The Company expects to benefit from the recent withdrawal of a major competitor from the North American marketplace. Concurrently, acknowledgement by our customers as a leading designer and manufacturer of body colored hardware has lead to new business with General Motors, Honda and Mazda. Handle products are synergistic to the Company's complete exterior rearview mirror product line, and are marketed by combining the Company's capabilities in design, painting and added features, such as electronics for both product lines. The Company also began to supply a "passive entry" door handle for a future luxury vehicle, which involves a sophisticated system to detect and identify the owner of a vehicle as he/she approaches and automatically opens the door. These products, when combined with the SmartRelease™ trunk release product, indicate a growing sophistication in the door closure market and represents increased growth opportunities. The Company believes that the market for all types of electronic door closure mechanisms will increase over the next decade.

Interior Lighting and Trim

In September 1997, the Company entered into an agreement with Lear Corporation ("Lear") to form Lear Donnelly Overhead Systems, LLC ("Lear Donnelly"), a joint venture for the design, development, marketing and production of interior trim overhead systems and components for the global market. Through the Lear Donnelly joint venture, the Company manufactured various interior trim products including dome lights, interior door lights, map lights, courtesy lamps, lighted and non-lighted grab handles, visors and trim components such as overhead consoles. In September 1999, the Company sold its interest in this joint venture to Lear. As a result of this transaction, the operating results of Lear Donnelly are no longer included in the Company's combined consolidated financial statements. With the exception of one existing order with a European customer, the Company has exited this product area. Sales relating to this order are classified with the Company's mirror systems and components related sales. See Item 1 (c) "Narrative Description of Business—Joint Ventures" for a more complete discussion on the sale of the Company's interest in Lear Donnelly.

Non-Automotive Businesses

The Company believes Information Products, Inc. ("Information Products"), its subsidiary based in Holland, Michigan, is the world's largest producer of specialty coated and shaped glass for the computer touch screen industry. The glass is used in a wide variety of touch screen applications such as information kiosks, cash registers, industrial controls, personalized greeting card kiosks and others. Sales of Information Products have represented less than 5% of the Company's total net sales for each of the last three years.

Joint Ventures

Donnelly Electronics.  Donnelly Electronics was formed in the first quarter of 1997, with a partner offering expertise in automotive electronics technology. In February 2001, the Company acquired all of the outstanding equity of Donnelly Electronics, not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of the Company's Class A Common Stock. Due to the acquisition of the remaining interest, the Company will begin consolidating Donnelly Electronics' financial statements beginning in March 2001. As of December 31, 2000, the Company owned 18.2% of the common stock of

Donnelly Electronics. Donnelly Electronics, based in Holly, Michigan, designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as EC rearview mirrors and electronic compass systems. Donnelly Electronics pursues business with other automotive suppliers that are not competitors of the Company as well as other non-automotive customers. In addition, Donnelly Electronics will operate assets purchased by the Company in the first quarter of 2000, for the manufacture of electronic components in Europe.

Donnelly/Arteb LTDA ("Donnelly/Arteb").  In fiscal 1998, the Company formed Donnelly/Arteb, which is located near São Paulo, Brazil, a 50-50 joint venture with Indústrias Arteb S.A., to produce interior and exterior mirrors for the South American automotive industry. Donnelly/Arteb began producing replacement parts for distribution within the South American market in 1999. In October 2000, the Company acquired its partner's 50% interest in Donnelly/Arteb for $1.6 million, subsequently changing its name to Donnelly do Brasil LTDA and began consolidating the financial statements of this now wholly-owned subsidiary. Donnelly do Brasil is in the process of launching new programs for the Brazilian market. Equity in the results of the Company's Brazilian joint venture are no longer included in equity in earnings (losses) of affiliated companies after September 2000 due to the Company's acquisition of the remaining interest in this venture and subsequent consolidation of the financial statements of this subsidiary.

Shunde Donnelly Zhen Hua.  In the first quarter of 1997, the Company formed, Shunde Donnelly Zhen Hua, a joint venture with Shunde Zhen Hua Automotive Parts Co. Ltd. ("Shunde Zhen Hua"), to manufacture interior and exterior mirror systems for automakers in China. In 1999, Shunde Zhen Hua agreed to sell its portion of the joint venture to Ganxiang Automobile Mirror Company ("Ganxiang"), the largest automotive mirror supplier in China. The Company formed an additional joint venture with Ganxiang; Shanghai Donnelly Ganxiang, see below.

Shanghai Donnelly Ganxiang.  In the fourth quarter of calendar 1999, the Company formed Shanghai Donnelly Ganxiang for the manufacture, sale and distribution of outside mirrors primarily for the Chinese automotive market. The Company's investment in Shanghai Donnelly Ganxiang consisted of technology and a transfer to Ganxiang of a 5% interest of its Shunde Donnelly Zhen Hua joint venture. This transaction was finalized and approved by the Chinese authorities in 2000. As a result of this transaction, the Company now holds a 25% interest in both Shunde Donnelly Zhen Hua and Shanghai Donnelly Ganxiang.

Schott-Donnelly LLC Smart Glass Solutions ("Schott Donnelly").  In April 1999, the Company formed Schott Donnelly, a 50-50 joint venture with Schott, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture is seeking to develop EC glass for automotive and architectural window applications. The Company contributed certain assets and liabilities upon the formation of the joint venture and received $2 million in cash, which was recorded as a pre-tax gain. In accordance with the LLC operating agreement, Schott will provide contributions for operations and be allocated 100% of the net operating losses up to $9.5 million.

Applied Image Group, Inc. ("AIG").  In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation ("Optics") into a wholly owned subsidiary of Applied Image Group, Inc., a New York corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. The Company accounts for its investment in AIG on the cost method; therefore, the financial results of Optics are no longer included in the Company's financial statements after December 1, 1998.

Varitronix EC.  In 1998, the Company formed Varitronix EC, a 50% owned and controlled joint venture, with the Malaysian subsidiary of Varitronix International Ltd. Varitronix EC is located in Penang, Malaysia, within a world-class manufacturing facility that began producing EC cells in the first quarter of

1999. With this production startup, the Company is the only automotive supplier in the world with EC manufacturing or assembling capabilities in North America, Europe and Asia. Due to the Company having board control of this joint venture, the financial statements of Varitronix EC are consolidated with those of the Company. In 1999, the Company began consolidating the financial statements of Varitronix EC.

Donnex.  The Company's agreement with Essex Specialty Products, Inc., the world's leading producer of automotive adhesives and sealants, to form a new company, Donnex, has expired. Donnex was intended to produce and deliver complete, ready-to-install windows and window systems to automotive customers on a just-in-time basis and in sequence. It is expected that the Company will continue to market this innovative technology independent from Essex.

Shanghai Donnelly Fu Hua.  In the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, a 50-50 joint venture with Shanghai Fu Hua Glass Company, Ltd. ("Shanghai Fu Hua"), which produces automotive window systems for the Chinese and Australian markets. Shanghai Fu Hua was originally, itself, a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. In August of 2000, Ford sold its interest in Shanghai Fu Hua to Pilkington Glass Company, changing the name to Shanghai Yao Hua Pilkington Autoglass Co. Ltd. The Company's position in Shanghai Donnelly Fu Hua as a result of the sale, however, has remained unchanged.

Donnelly Yantai Electronics Corporation Limited.  This 50% owned venture has produced coated glass for use in the Chinese LCD market. This operation is located on the Yantai Peninsula of the People's Republic of China.

Repositioning Non-Core Businesses

As part of the Company's commitment to focus on its core businesses, the Company has executed the following actions, associated with its non-core businesses:

  In October 2000, the Company divested its interest in KAM. The Company had owned 17.1% of KAM, which supplies mirrors for large trucks. The shares sold resulted in a pre-tax gain of approximately $0.4 million, or $0.02 per share, after-tax.

  In September 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation, its partner in the joint venture, resulting in a pre-tax gain of $14.1 million, or $0.82 per share, after-tax, which was recognized in the third quarter of calendar 1999. In December 1999, the Company completed the final negotiation of certain issues related to the sale, resulting in an additional pre-tax gain to the Company of $4.4 million, or $0.29 per share, after-tax, which was recognized in the fourth quarter of calendar 1999. The Company's equity in the financial results of Lear Donnelly has not been included in the Company's financial statements after September 1999. For a more detailed discussion regarding the Company's sale of its investment in Lear Donnelly, see Note 3 to the Combined Consolidated Financial Statements under Item 8 of this Form 10-K.

  In April 1999, the Company formed Schott Donnelly, a 50-50 joint venture with Schott, a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. See Item 1(c) "Narrative Description of Business—Joint Ventures" for a more complete discussion regarding Schott Donnelly.

  In the second and third quarters of fiscal 1999, the Company sold its remaining interest in VISION Group plc ("VISION Group"). The Company received $8.6 million in proceeds and recognized a combined pre-tax gain of approximately $5.5 million, or $0.35 per share, after-tax. The Company's equity in the financial results of VISION Group has not been included in the Company's financial statements after November 1, 1998.

  In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics, into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. See Item 1(c) "Narrative Description of Business—Joint Ventures" for a more complete discussion regarding AIG. The Company accounts for its investment in AIG on the cost method; therefore, the financial results of Optics have not been included in the Company's financial statements after December 1, 1998.

  In the second quarter of fiscal 1998, the Company sold its 50% interest in Applied Films Corporation ("AFC") during an initial public offering. The Company received $7.9 million in net proceeds, after taxes and related out of pocket fees, and recognized a pretax gain of approximately $4.6 million, or $0.22 per share, after-tax.

Through repositioning these businesses, management has been able to realize the strong return to shareholders for the investments made to develop them. As a result of these transactions, the operating results of VISION Group, Optics, Lear Donnelly and AFC are no longer included in the Company's combined consolidated financial statements. The Company continually assesses its strengths and weaknesses in relation to the direction of the respective industries represented by the Company's various investments.

MARKETING STAFF

In North America, Europe, South America and Asia, the Company markets its automotive products by combining the engineering product expertise of members of the Company's engineering staff with a customer focused sales force, which works together with the Company's customer design teams early in the design process. The Company's wholly owned European subsidiaries employ a sales force located in Europe and also sell through a trading company in Japan. Nearly all automotive sales are made directly to automakers with the exception of some interior and exterior mirror glass components.

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

PATENTS, LICENSES, ETC.

While the Company owns approximately 380 patents and considers them important, the Company as a whole is not dependent to any material extent upon any single patent or group of patents. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are more important than its patents. The Company has licensed certain of its own patents and technology and has licenses under certain third-party patents and technology.

SEASONAL NATURE OF BUSINESS

The Company's net sales and net income are subject to significant fluctuations attributable primarily to production schedules of the Company's major automotive customers. In addition, the Company has strong product content on light trucks, including minivans and SUVs, as compared to automobiles. These factors cause results to fluctuate from period to period and year to year. Investments in new product lines, acquisitions, and the formation and disposition of subsidiaries, joint ventures and alliances also affect the comparability of results on a period-to-period basis.

WORKING CAPITAL

The Company's current ratio was 1.3 on December 31, 2000, compared to 1.2 at December 31, 1999. Working capital was $43.8 million at December 31, 2000, compared to $25.3 million at December 31, 1999. The increase in working capital is due to increased accounts receivable and inventories from new product launches, and reductions in payables and restructuring accruals.

At December 31, 2000, and December 31, 1999, $38.5 million and $38.9 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement were used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2001; however, it is renewable for one-year periods at the option of the Company and with the consent of bank participants. The Company expects to extend the current agreement or replace it on comparable terms.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $77.1 million and $42.5 million as of December 31, 2000, and December 31, 1999, respectively. Total long-term borrowing increased by $25.2 million at December 31, 2000, compared to December 31, 1999, primarily to support higher working capital and capital expenditure requirements.

Other than the items summarized above, the Company does not believe that it, or industries which it serves in general, have any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

IMPORTANCE OF LIMITED NUMBER OF CUSTOMERS

In 2000, approximately 74% of the Company's net sales were to the following major automobile manufacturers:

Ford	27%
DaimlerChrysler	19
General Motors	7
Honda	7
BMW	7
Volkswagen	7

Total	74%

The mix of the Company's product content varies by customer within each segment. The loss of any one of these customers would have a material adverse effect on the Company.

BACKLOG OF ORDERS

As of December 31, 2000, and December 31, 1999, the Company's backlog of orders was approximately $204 and $193 million, respectively. The Company believes that all of its existing backlog will be delivered during the current fiscal year. The Company generally sells to automakers on the basis of long-term purchase contracts or one-year purchase orders, which generally provide for releases for approximately 30 to 90 days of production. Unshipped products under these releases and short-term purchase orders constitute the Company's backlog.

GOVERNMENT CONTRACTS

The Company does not believe that any portion of its business is subject to re-negotiation of profits or termination of contracts or sub-contracts at the election of the government.

COMPETITION

Competition in the markets for the Company's automotive products is based primarily on manufacturing capabilities, technology, design, quality, cost, delivery and customer relationship. A number of the Company's competitors are divisions or subsidiaries of larger corporations, including vertically integrated glass companies, with greater financial resources than the Company and with well-established relationships with auto-makers. The level and nature of competition involving the Company's automotive products are varied.

Interior Rearview Mirrors. While the Company has a predominant share of the U.S. interior rearview prismatic mirror market, the Company is aware of many competitors in this market. The Company knows of one principal competitor in the EC market. The Company has several worldwide competitors for interior mirror glass sales in Japan and Europe, although the Company believes each interior mirror glass competitor has a smaller market share than the Company. In Europe, the Company competes with a number of other manufacturers of complete interior rearview mirror assemblies.

Exterior Rearview Mirrors. The Company has many competitors in the worldwide exterior rearview mirror market, although the number of these has begun to decrease in recent years due to consolidation. Through the Company's operations in North American and Europe, the Company is one of the leading producers of automotive exterior rearview mirrors.

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

Handle Products. The Company has many competitors in the worldwide door handle market, although recently there has been some consolidation with one competitor leaving the market. Certain competitors already supply (or are well positioned to supply in the future) broader interior trim or exterior ornamentation sets, often working in concert with door systems integrators. The Company will continue to use handle products to leverage capacity and to strategically support exterior mirrors through the sale of coordinated "door sets" of exterior mirrors and handle products. Additionally, the Company will use its electronics design, development and manufacturing capability to create competitive advantage, wherever possible, in the growing electronic door closure mechanisms market, an area in which few competitors have yet emerged.

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

In fiscal 2000, 1999 and 1998, research and development expenditures were $35.2, $34.2 million and $36.4 million, respectively, or 4.1%, 3.8% and 4.8% of the Company's net sales for those years. For the six-month period ending December 31, 1999, these expenses were $16.4 million, or 3.9% to net sales. The increase in these expenses in 2000 is primarily due to increased electrochromic and electronic applications, as well as launch related engineering support. The decrease from 1998 to 1999 was primarily due to the Lear Donnelly joint venture, the formation of the Schott Donnelly joint venture, the Optics merger and Donnelly Electronics This was due to the Company's contribution of certain technologies and related operating expenses to these ventures, which are accounted for under the equity or cost method of accounting. The Company anticipates that it's acquisition of Donnelly Electronics will result in higher research and development expenses in the future both in absolute terms and as a percent of sales, however, the acquisition is expected to result in higher gross profit margins. Over 80% of the Company's research and development expenditures are product specific and conducted by the Company's product engineers. The Company has a corporate applied research group, including several Ph.D's, located at research facilities in Holland, Michigan. The Company owns numerous U.S. and foreign patents and has licenses for other patents and technology. The Company also licenses certain of its own patents and technology to others. The Company believes its manufacturing know-how, design of its own manufacturing equipment and development of manufacturing processes are other important competitive advantages.

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

HUMAN RESOURCES

The Company believes its human resources are one of its fundamental strengths. The Company has operated for over 50 years under a team-based, participative management system. The Company believes that this approach has increased productivity by emphasizing employee opportunity and participation aimed at continuous improvement. The Company believes this emphasis has resulted in enhanced long-term productivity, cost control and product quality, and has helped the Company attract and retain capable employees. The Company is nationally recognized as a leader in the application of participative management principles and systems. The Company currently has approximately 6,400 employees worldwide, of whom approximately 3,600 work in the Company's North American operations in the U.S. and Mexico. During 2000, the Company had an average of approximately 6,200 employees worldwide. The Company's non-North American employees are primarily located in Germany, Ireland, France, Spain, Brazil and Malaysia. The Company considers its relationship with its employees to be good.

The Company's United States workforce is non-union. The Company's workforces in Ireland, Mexico and France are unionized, as are the workforces of most companies in these countries. The Company's workforce in Germany is represented by a works council, which has employee representation. The workforces of most companies in Germany are required to be represented by works councils. The Company's workforce in Spain and Malaysia is non-union. The Company has no collective bargaining agreements in Ireland or Mexico, where non-economic terms of employment are governed by statute. The Company negotiates wages and benefits approximately annually with its German, Spanish and Irish workforces. In the third calendar quarter of 1999, the Company completed re-negotiation of a labor contract that is effective through 2003, covering the majority of its German workforce. This labor contract allows for greater work flexibility rules, broader productivity guidelines and a delay in certain wage increases until certain income profitability targets are accomplished. The Company negotiates wages approximately annually and benefits approximately bi-annually with its workforce in Mexico. The Company's French subsidiary is subject to the salary schedule and conditions collectively agreed to on a national and regional basis between employers and employees in the plastics industry. The Company is currently reducing its European workforce as part of its European restructuring plans. See Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for more information about the European restructuring.

ITEM 1(d)  INFORMATION ABOUT FOREIGN OPERATIONS

During 2000, approximately 31% of combined consolidated net sales were derived from the Company's foreign operations. Approximately 15% of combined consolidated net sales were derived from export shipments from the Company's United States operations to customers in foreign countries. The Company has also licensed certain technologies to companies in Europe and Asia to manufacture and sell in foreign markets using the Company's technology.

North American revenues are revenues resulting from sales originating from the United States. U.S. and export sales are classified based on where the sales are made to. Foreign revenues are generated from sales originating from the Company's various foreign locations. The Company has various foreign subsidiaries located in Germany, Ireland, Spain, France, Mexico, Brazil and Malaysia. The Company operates two subsidiaries in Germany, Donnelly Hohe GmbH & Co. KG and Donnelly Hohe Schleiz GmbH & Co. KG; three subsidiaries in Ireland, Donnelly Mirrors Limited, Donnelly Vision Systems Europe Limited and Donnelly Electronics Limited; one in Spain, Donnelly Hohe España S.A.; one in France, Donnelly EuroGlas Systems SARL; one in Mexico, Donnelly de Mexico, S.A. de C.V.; one in Brazil, Donnelly do Brasil; and one in Malaysia, Varitronix EC.

The Company has established the Asian and the South American markets as the top two emerging market priorities. To support this, the Company also has various non-controlled joint ventures in Asia. As discussed in Item 1 (c) "Narrative Description of Business—Joint Ventures," the Company has three joint ventures located in China: Shanghai Donnelly Fu Hua, Shunde Donnelly Zhen Hua and Shanghai Donnelly Ganxiang.

A summary of the Company's operations by geographic area is included in Note 4 to the Combined Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 2.  PROPERTIES

The Company, solely or through several joint ventures, owns or leases facilities which are located throughout North America, Europe, Asia and South America. The location, square footage and use of the most significant facilities at February 28, 2001, were as follows:

Location of Facility	Combined Square Footage	Use

North American Operations:
Holland, Michigan (11)*	988,000	Manufacturing, Warehouse and Office
Grand Haven, Michigan	156,000	Manufacturing, Warehouse and Office
Newaygo, Michigan*	177,000	Manufacturing, Warehouse and Office
Norton Shores, Michigan*	24,000	Manufacturing and Office
Detroit, Michigan*	4,200	Sales and Marketing Office
Mt. Sterling, Kentucky	45,000	Manufacturing, Warehouse and Office
Monterrey, Mexico	132,000	Manufacturing, Warehouse and Office
Tucson, Arizona (2)**	11,000	Manufacturing, Warehouse and Office
Tokyo, Japan*	200	Sales and Marketing Office
European Operations:
Naas, Ireland	88,000	Manufacturing, Warehouse and Office
Manorhamilton, Ireland	25,000	Manufacturing, Warehouse and Office
Longford, Ireland*	37,000	Manufacturing, Warehouse and Office
Langres, France*	40,000	Manufacturing, Warehouse and Office
Nanterre, France*	2,000	Sales and Marketing Office
Collenberg, Germany (2)*	228,000	Manufacturing, Warehouse and Office
Dorfprozelten, Germany*	357,000	Manufacturing, Warehouse and Office
Schleiz, Germany (2)*	95,000	Manufacturing, Warehouse and Office
Barcelona, Spain	66,000	Manufacturing, Warehouse and Office
Palmela, Portugal	62,000	Warehouse and Office
Göteborg, Sweden*	3,100	Sales, Marketing and Design Office
Other Segments:
Holly, Michigan**	35,000	Manufacturing, Warehouse and Office
Shunde, China**	82,000	Manufacturing, Warehouse and Office
Shanghai, China**	120,000	Manufacturing, Warehouse and Office
Yantai, China**	143,000	Manufacturing, Warehouse and Office
Penang, Malaysia**	23,300	Manufacturing and Office
São Bernardo do Compo, Brazil	14,000	Manufacturing and Office
*
Leased facilities. Four of the ten Holland, Michigan, facilities are leased. One of the two Collenberg, Germany, as well as, one of the two Schleiz, Germany, facilities are leased.

**
Owned or leased by a joint venture or non-controlled affiliate.

The Company believes its facilities are modern, well maintained and adequately insured and are primarily utilized. Because of its rapid growth in sales, the Company is continually evaluating the need for additional office, manufacturing and warehouse space.

As of December 31, 2000, the Company had capital expenditure purchase commitments outstanding of approximately $11.2 million.

The Company provides a guarantee for $7.1 million in municipal funding for one of the Company's manufacturing facilities in Michigan.

ITEM 3.  LEGAL PROCEEDINGS

The previously disclosed litigation concerning Arteb S.A. and the complaint filed by Sekurit Saint-Gobain U.S.A., Inc. against the Company in the U.S. District Court for the Eastern District of Michigan, have each been settled without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

On October 5, 2000, the Company filed a complaint against Reitter & Schefenacker USA Limited Partnership and Reitter & Schefenacker GmbH Co., KG in the U.S. District Court for the Western District of Michigan. The complaint alleges that the defendants have infringed three of the Company's patents relating to interior rearview mirror assemblies incorporating lighting features. The complaint seeks unspecified damages and an injunction against further infringement. Defendant Reitter & Schefenacker USA Limited Partnership has filed an answer denying infringement and alleging that the patents at issue are invalid and/or unenforceable. Defendant Reitter & Schefenacker GmbH & Co., KG has not yet filed an answer but has stated that it intends to assert that it is not subject to the jurisdiction of the court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

ADDITIONAL ITEM—EXECUTIVE OFFICERS OF THE REGISTRANT

Senior Corporate and Executive Officers of Registrant.

The Senior Corporate and Executive Officers of the Company are as follows:

Name	Age	Positions and Offices Held	Year First Elected Executive Officer

J. Dwane Baumgardner, Ph.D.	60	Director, Chairman, CEO, President	1978
John F. Donnelly Jr.	48	COO of Europe	1986
Maryam Komejan	50	Senior Vice President, Administration and Corporate Secretary	1993
Niall R. Lynam, Ph.D.	47	Senior Vice President, CTO	1992
Scott E. Reed	43	Group President-Electronic Systems, CFO and Chief Accounting Officer	1998
Russell B. Scaffede	51	Group President-Exterior Systems	1995
Donn J. Viola	55	Corporate COO	1996

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

Dwane Baumgardner has been Chief Executive Officer and a director since 1982, Chairman of the Board since 1986 and President since 1994. John F. Donnelly Jr. was elected Chief Operating Officer of the Company's European operations in September 1998. Prior to that time he was Senior Vice President from 1993 through 1998. Maryam Komejan has been Senior Vice President since 1995, Vice President since 1993, Corporate Secretary since 1989 and resigned effective January 2, 2001. Niall Lynam was elected Senior Vice President and Chief Technical Officer in 1996. Prior to that time he was Vice President from 1992 through 1996. Scott Reed joined the Company as Senior Vice President and Chief Financial Officer in September 1998 and in December 2000 he was elected Group President- Electronic systems, Chief Financial Officer and Chief Accounting Officer. Prior to joining the Company, he served as Director of International Finance for Chrysler Corporation from 1995 to 1998. Russ Scaffede was elected Group President- Exterior Systems in December 2000. Prior to that time he was Senior Vice President since April 1998 and Vice President since October 1995. Donn Viola joined the Company as Chief Operating Officer of the Company's North America operations in August 1996 and was elected Corporate Chief Operating Officer in December 2000. Prior to joining the Company, he was Senior Executive Vice President, Chief Operating Officer and member of the Board of Directors for Mack Trucks Incorporated from 1994 to 1996.

Officers are elected by the Board of Directors.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

Year ended December 31, 2000
Fiscal Quarter	High	Low	Dividends Declared
First	$14.19	$11.75	$.10
Second	15.00	11.75	.10
Third	15.90	12.25	.10
Fourth	15.25	11.55	.10
Six months ended December 31, 1999
Fiscal Quarter	High	Low	Dividends Declared
First	$17.25	$14.00	$.10
Second	15.13	13.00	.10
Fiscal year ended July 3, 1999
Fiscal Quarter	High	Low	Dividends Declared
First	$18.88	$14.13	$.10
Second	16.00	12.50	.10
Third	15.25	12.13	.10
Fourth	17.50	12.88	.10

As of February 28, 2001, the Company had approximately 764 holders of record of shares of Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

			Fiscal Years
In thousands, except per share data
	2000	1999*	1999	1998	1997	1996
Net Sales	$857,479	$421,641	$904,969	$763,311	$671,297	$439,571
Income before taxes on income	23,639	27,137	9,693	19,179	12,005	12,349
Net Income	18,456	18,031	10,592	13,009	10,020	8,454
Net income per common share—Basic	1.81	1.78	1.05	1.30	1.01	0.86
Net income per common share—Diluted	1.81	1.77	1.04	1.29	1.00	0.85
Dividends declared per common share	0.40	0.20	0.40	0.40	0.36	0.32
Total assets	464,020	438,863	395,101	377,885	358,293	271,492
Debt including current maturities	132,698	107,477	92,215	123,761	122,901	101,916
Preferred stock	531	531	531	531	531	531
Shareholders' equity (total)	134,781	123,795	108,331	103,282	93,827	88,852
Restructuring and other charges (gain)	(3,796)	—	8,777	3,468	9,965	2,399
*
For the transition period from July 4, 1999, to December 31, 1999.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers including forced price reduction, (iv) market development of specific products of the Company, including electrochromic mirrors, (v) whether the Company restructures its European operations, (vi) fluctuations in foreign currencies and (vii) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

OVERVIEW

The Company is a technology-driven, customer-focused, growth-oriented, global supplier to the automotive and information display industries. The Company has been managed primarily on a geographic basis. For 2000, the Company had two reportable segments: North American Operations ("NAO") and European Operations ("EO"). These were managed separately as they each represented regional operational components, which offered the Company's product lines in different geographical markets. During 2001, the Company will be transitioning to a global, product-based management structure. Split into two main operating groups: Electronic Systems and Exterior Systems. The Company believes that this organizational evolution will help position itself to achieve even stronger performance with its products in the global marketplace.

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. The years ended December 31, 2000, July 3, 1999, and June 27, 1998, consisted of 52, 53 and 52 weeks, respectively. The six-month periods ended December 31, 1999, and January 2, 1999, consisted of 26 and 27 weeks, respectively. The six-month period ended December 31, 1999, is referred to as the transition period. All year and quarter references relate to the Company's fiscal years and fiscal quarters, unless otherwise stated.

During the transition period, the Company also changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The Company's results of operations for the transition period include the results of these subsidiaries for the six months ended November 30, 1999. The results of operations for the period of December 1 to December 31, 1999, for these subsidiaries were charged to retained earnings in order to report only six months of operating results in the transition period. Cash flow activity for this same period is reflected as a single line item in the Combined Consolidated Statement of Cash Flows.

Unaudited financial information for the comparable twelve-month and six-month periods ended December 31, 1999, and January 2, 1999, respectively, is presented in Note 2 to the Combined Consolidated Financial Statements under Item 8 of this Form 10-K and includes any normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation.

The Company's net sales and net income are subject to significant fluctuations attributable primarily to production schedules of the Company's major automotive customers. In addition, the Company has strong product content on light trucks, including minivans and sport utility vehicles, as compared to automobiles. These factors cause results to fluctuate from period to period and year to year. Investments in new product lines, acquisitions, and the formation and disposition of subsidiaries, joint ventures and alliances also affect the comparability of results on a period-to-period basis.

Mergers, Joint Ventures and Sale of Investments

In February 2001, the Company acquired all of the outstanding equity of Donnelly Electronics, Inc. ("Donnelly Electronics"), not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of the Company's Class A Common Stock. As of December 31, 2000, the Company owned 18.2% of the common stock of Donnelly Electronics, held $9 million of 7% non-voting preferred stock in Donnelly Electronics, and had a 7% promissory note of $15.2 million. The entity, formed in the first quarter of 1997, designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as electrochromic rearview mirrors and electronic compass systems, and also pursues business with other automotive suppliers as well as other non-automotive customers.

In October, 2000, the Company divested its interest in KAM Truck Components, Inc. ("KAM"). The shares sold resulted in a pre-tax gain of approximately $0.4 million, or $0.02 per share, after-tax.

In October 2000, the Company acquired its partner's 50% interest in its Brazilian joint venture for $1.6 million and began consolidating the financial statements of its now wholly-owned subsidiary, Donnelly do Brazil, LTDA ("Donnelly do Brazil"). The 50-50 joint venture was formed in 1998 to produce interior and exterior mirrors for the South American automotive industry and began producing replacement parts for distribution within the South American market in 1999. Donnelly do Brazil is in the process of launching new programs for the Brazilian market. Equity in the results of the Company's Brazilian joint venture are no longer included in equity in earnings (losses) of affiliated companies after October 2000 due to the Company's acquisition of the remaining interest in this venture and subsequent consolidation of the financial statements of this subsidiary.

In 2000, the Company purchased the remaining minority interest in Donnelly Hohe España, S.A., for approximately $1.9 million.

In 1999, the Company's partner in its Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. ("Shunde Donnelly Zhen Hua") joint venture, agreed to sell its portion of the joint venture to Ganxiang Automobile Mirror Company ("Ganxiang"), the largest automotive mirror supplier in China. Shunde Donnelly Zhen Hua manufactures interior and exterior mirror systems for automakers in China. Subsequently, in the fourth quarter of calendar 1999, the Company formed an additional joint venture with Ganxiang; Shanghai Donnelly Ganxiang Automotive Systems Co. Ltd. ("Shanghai Donnelly Ganxiang") for the manufacture, sale and distribution of outside mirrors primarily for the Chinese automotive market. The Company's investment in Shanghai Donnelly Ganxiang consisted of technology and a transfer to Ganxiang of a 5% interest of its Shunde Donnelly Zhen Hua joint venture. As a result of these transactions, the Company holds a 25% interest in both of these joint ventures.

In September 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture, resulting in a pre-tax gain of $14.1 million, or $0.82 per share, after-tax, which was recognized in the third quarter of calendar 1999. In December 1999, the Company completed the final negotiation of certain issues related to the sale, resulting in an additional pre-tax gain to the Company of $4.4 million, or $0.29 per share, after-tax, which was recognized in the fourth quarter of calendar 1999. The Company's equity in the financial results of Lear Donnelly have not been included in the Company's financial statements after September 1999. For a more detailed discussion regarding the Company's sale of its investment in Lear Donnelly, (see Note 3).

Lear Donnelly operated by selling its products to Lear and to the Company, which in turn sold them to their final customers. The Company reported sales of $67.5 million for calendar 1999 and $11.5 million for 2000 attributable to interior lighting and trim products manufactured for Lear Donnelly or Lear, respectively. Because the joint venture operated at approximately break-even since its formation, the sale has not had and is not expected to have a material impact on the Company's results of operations. Because reported net sales were reduced in 2000, gross profit and operating margins as a percent of sales were favorably impacted as compared to calendar 1999. As reported net sales will only be slightly reduced in 2001 and beyond, gross profit and operating margins as a percent of sales are not expected to be materially impacted in future periods.

In April 1999, the Company formed Schott-Donnelly LLC Smart Glass Solutions ("Schott Donnelly"), a 50-50 joint venture with Schott North America Manufacturing, Inc. ("Schott"), a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture is seeking to develop electrochromic glass for automotive and architectural applications. The Company contributed certain assets and liabilities upon the formation of the joint venture and received $2 million in cash, which was recorded as a pre-tax gain. In accordance with the LLC operating agreement, Schott will provide contributions for operations and be allocated 100% of the net operating losses up to $9.5 million.

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

In the second and third quarters of 1999, the Company sold its remaining interest in VISION Group plc ("VISION Group"). The Company received $8.6 million in proceeds and recognized a combined pre-tax gain of approximately $5.5 million, or $0.35 per share, after-tax. In the second quarter of 1997, the Company sold a portion of its investment in VISION Group in conjunction with a public offering of VISION Group shares, resulting in a $0.9 million pre-tax gain. The Company's equity in the financial results of VISION Group have not been included in the Company's financial statements after November 1, 1998.

In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation ("Optics"), into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. The Company accounts for its investment in AIG on the cost method, and therefore, the financial results of Optics have not been included in the Company's financial statements after December 1, 1998.

In 1998, the Company sold its 50% interest in Applied Films Corporation ("AFC") during an initial public offering. The Company received $7.9 million in net proceeds, after-taxes and related out of pocket fees, and recognized a pre-tax gain of approximately $4.6 million, or $0.22 per share, after-tax. The Company's equity in the financial results of AFC have not been included in the Company's financial statements after November 1997.

Restructuring

In February 1999, the Company announced a European restructuring plan ("the 1999 plan") based on a strategy to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a more customer focused structure, 2) consolidating two of the German manufacturing facilities, 3) implementing the Donnelly Production System, the Company's approach to lean manufacturing processes, throughout Europe and 4) re-aligning sales and engineering functions throughout Europe. An $8.8 million pre-tax restructuring charge, or $3.5 million at net income, was recorded for the 1999 plan, including $1.4 million for the impairment of assets and $7.4 million for anticipated incremental cash expenditures for the severance and voluntary retirement programs for approximately 200 production, production support, sales and engineering employees. In May 1997, the Company had recorded a $10.0 million pre-tax restructuring charge, or $4.0 million at net income, for the elimination of redundant operations, as well as, outsourcing of inefficient operations in Europe ("the 1997 plan"). A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the 1997 plan. The Company included the remaining actions of the 1997 plan in the 1999 plan. As of December 31, 2000, the Company had terminated 197 employees under the combined plans. In addition, the Company has experienced a net reduction of approximately 76 employees through normal attrition.

The Company also funded approximately $3.1 million of capital expenditures for the construction of shipping and warehousing facilities associated with actions in support of the combined plans. These costs do not qualify as restructuring within the technical accounting guidelines, and therefore, were included in the Company's capital expenditures.

As required by the generally accepted accounting principles for restructuring charges, the Company reduced its restructuring reserve by $3.8 million pre-tax, or $1.6 million at net income, in the fourth quarter of 2000. The reduction is attributable to (i) savings associated with higher than anticipated voluntary employee attrition and (ii) continuing developments within the market and operations, which have made the outcome uncertain for some aspects of the combined plans. The ending reserve balance of $3.2 million represents the costs associated with the remaining planned actions expected to be substantially completed during 2001. While the Company believes that further restructuring actions may be appropriate in Europe and continues to evaluate these operations for improvements, the assessment of possible actions has not yet been completed.

RESULTS OF OPERATIONS

Comparison of 2000 to calendar 1999

North American Operations

NAO net sales increased approximately 4.2% for the year and decreased 2.4% for the fourth quarter of 2000, compared to the same periods of calendar 1999, respectively. The increase for the year was primarily due to programs launched in 1999, running at full production volumes in 2000, and stronger North American car and light truck build. The fourth quarter of 2000 was unfavorably impacted by volume reductions at key customers. North American car and light truck build increased approximately 1.2% in 2000 compared to calendar 1999 and decreased 4.8% for the comparable fourth quarter period.

NAO gross profit margins were down slightly for the year and fourth quarter of 2000, compared to the same periods in the previous calendar year. The slight decrease in gross profit margin is due primarily to higher launch costs associated with new electrochromic and electronic mirror products and the impact of customer scheduling, including plant shutdowns and reduced production levels in the fourth quarter of 2000. The ability of the Company to maintain gross profit margins is dependent upon the successful launch of new booked business and the results of continued customer pricing pressures. In addition, the Company may experience changes in gross profit margins based on the sales growth or change in mix between lower-margin and that of higher-margin products.

NAO operating margins were below previous year levels for both the twelve-month period and fourth quarter of 2000. Higher sales were partially offset by higher operating expenses during the period, including increased research and development expenses for the support of new programs launching during the second half of 2000. Fourth quarter performance was adversely affected by launch costs and lower sales volumes due to reduced customer demand to adjust vehicle inventories. Higher selling, general and administrative expenses were caused by the previously reported increased investments in information technology and depreciation for recently implemented manufacturing, distribution and administration software. The Company anticipates that its acquisition of Donnelly Electronics will result in higher research and development expense both in absolute terms and as a percent of sales. However, the Company anticipates a favorable impact to both its operating and gross profit margins from this acquisition.

European Operations

EO net sales decreased approximately 3.2% for the year and 8.9% for the fourth quarter of 2000, compared to the same periods in calendar 1999, respectively. The strengthening of the dollar compared to the euro significantly reduced the reported sales level for Europe. Stated in local currencies, EO net sales increased approximately 11.6% and 5.9% for the year and fourth quarter of 2000, compared to the same periods in calendar 1999, respectively. The increase in net sales is primarily due to products launched in calendar 1999 running at full production volumes in 2000. For the fourth quarter of 2000, the sales increase is partially offset by the elimination of the one-month lag in consolidating the Company's subsidiaries in Germany and Spain. Due to the elimination of the one-month lag, the results of these subsidiaries are included for the three months ended December 31, 2000, as compared to the three months ended November 30, 1999, for the fourth quarters of 2000 and calendar 1999, respectively. The month of December is generally lower in sales due to holiday shutdowns in Europe.

EO gross profit margins decreased during both the year and fourth quarter of 2000, compared to the same periods of calendar 1999, primarily due to above plan product launch costs and warranty expense. This decrease was largely offset by reductions in general and administrative expense associated with both the previously mentioned restructuring actions and ongoing operational improvements. Additionally, there was a reduction in the Company's overall pension expense due to a benefit associated with an overfunded pension plan in Europe.

As discussed above, in the fourth quarter of 2000, a $3.8 million pre-tax adjustment was made to the restructuring reserve, resulting in a $1.6 million increase in net income (see Note 5). In the first quarter of calendar 1999, an $8.8 million pre-tax restructuring charge, or $3.5 million reduction to net income, was recorded for the 1999 plan.

EO operating income, as adjusted for the restructuring charge and adjustment, was improved for the year compared to calendar 1999. Stronger sales and lower selling, general, and administrative expenses contributed to the improved operating margins in 2000.

Company

Net sales were $857.5 million in 2000 compared to $897.9 million in calendar 1999, a decrease of approximately 4.5%. Net sales for the fourth quarter of 2000 and calendar 1999 were $199.9 million and $212.7 million, respectively, a decrease of approximately 6%. Changes in foreign currency exchange rates significantly contributed to the decrease in net sales for the year and fourth quarter. Adjusted for foreign exchange rate fluctuations and the impact of the reduction in net sales associated with Lear Donnelly, the Company's net sales increased approximately 7% and 2% for the year and quarter ended December 31, 2000, as compared to the prior year. Suppliers in the automotive industry continue to experience significant price pressure from their customers. While this pressure continues to squeeze the Company's gross profit and operating margins, it did not have a material impact on net sales for the year and fourth quarter. The impact of price pressures on gross profit margins is dependent upon the ability of the Company to offset these decreases by improvements in purchased material prices, product design changes and overall operations productivity.

Gross profit margin for 2000 was 16.0% compared to 15.3% in calendar 1999 and 15.8% in the fourth quarter of 2000 compared to 16.5% in the same period of calendar 1999. The improved year-to-date gross profit margin is primarily due to the sale of Lear Donnelly. The decline in the fourth quarter percentage, however, is attributable to the negative impact of customer scheduling and increased costs associated with new product launches and product mix.

Selling, general and administrative expenses were $79.4 million and $19.3 million, or 9.3% and 9.7% of net sales, for the year and fourth quarter of 2000, compared to $79.9 million and $18.5 million, or 8.9% and 8.7% of net sales, for the comparable periods in calendar 1999, respectively. These expenses remained relatively flat with previous year levels due to management's focus on cost management in both North America and Europe, despite the continued investment in information technology. Lower exchange rates also contributed to the decrease in the expense for the year. The increase in expense for the fourth quarter is attributable to the previously announced increased investments in information technology and depreciation for recently introduced software for manufacturing, distribution and administration, as well as marketing expenses associated with new product initiatives related to electronics.

Research and development expenses were $35.2 million, or 4.1% of net sales in 2000, compared to $31.6 million, or 3.5% of net sales, in the same period last year. The increase in current year expenses is primarily due to increased expenditures for value-added technologies including electrochromic and electronic applications, as well as launch related engineering support. For the fourth quarter, research and development expenses were $8.3 million and $8.6 million for 2000 and calendar 1999, respectively. The decrease in the fourth quarter is attributable to continuing cost containment partially offset by launch engineering support.

Operating income was $26.2 million in 2000 compared to $16.7 million in calendar 1999, or 3.0% and 1.9% of net sales, respectively. Adjusted for the impact of the restructuring charges, operating income deteriorated by $3.1 million, or from 2.8% of net sales for calendar 1999 to 2.6% of net sales for 2000 due to increased costs associated with new product launches and unfavorable foreign exchange rate fluctuations. This was partially offset by a positive contribution to operating income by the Company's Information Products subsidiary. For the fourth quarter of 2000, the Company reported operating income of $7.7 million or 3.9% of net sales ($3.9 million reflects for the impact of the restructuring adjustment or 2.0% of net sales) as compared to $8.0 million or 3.7% of net sales for the comparable quarter of calendar 1999. The decline in operating income is primarily the result of unfavorable customer scheduling and increased product launch costs.

Interest expense was $7.7 million and $6.6 million in 2000 and calendar 1999, respectively, and $1.7 million and $1.4 million for the fourth quarter of 2000 and calendar 1999, respectively. Interest expense increased primarily due to higher levels of capitalized interest in the prior year, increased debt levels and higher interest rates during 2000.

In September 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture, resulting in a pre-tax gain of $14.1 million, or $0.82 per share, after-tax, which was recognized in the third quarter of calendar 1999. In December 1999, the Company completed the final negotiation of certain issues related to the sale, resulting in an additional pre-tax gain of $4.4 million, or $0.29 per share, after-tax, which was recognized in the fourth quarter of calendar 1999, (see Note 3).

Interest income was $1.8 million in 2000, compared to the $0.9 million in calendar 1999. The increase in interest income is attributable to interest on the company's loan to Donnelly Electronics. Interest income is not expected to be material after the anticipated acquisition of Donnelly Electronics.

Royalty income was $2.5 million and $0.8 million for the year and fourth quarter of 2000, compared to $0.8 million and $0.1 million for the comparable periods of the prior year. Royalty income was higher in 2000 due to new licensing agreements on programs that began during 2000.

Other (income) expense, net, was ($0.5) million and ($0.6) million for the year and fourth quarter of 2000, compared to ($2.0) million and $0.2 million, respectively, for the comparable periods of the prior year. The decrease for the year is primarily due to the inclusion of a $2 million pre-tax gain in calendar 1999, which was recorded on the formation of the Schott Donnelly joint venture (see Note 3).

The Company's effective tax rate was approximately 32.1% in 2000 compared to 31.3% in calendar 1999. The effective tax rate in 2000 would have been substantially lower due to income tax benefits from North American export sales; however, as indicated below, significant German deferred tax assets were written down to reflect tax rate decreases enacted in the fourth quarter of 2000. The Company's effective tax rate also varies based on the level and mix in pre-tax earnings (losses) in countries with varying effective tax rates, availability of tax benefits and unusual pre-tax gains or losses.

The Company has recorded $13.5 million and $14.6 million of deferred tax assets on foreign non-expiring net operating loss carry-forwards at December 31, 2000, and December 31, 1999, respectively. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets are expected to be realized based on the improvements from the restructuring initiative, and continuous improvement in overall operational earnings from the implementation of the Company's production system throughout Europe. Due to a reduction in the German tax rate during the fourth quarter of 2000, the related deferred tax assets and net income were reduced by $2.3 million.

Minority interest in net loss of subsidiaries was $1.2 million in 2000, compared to $4.1 million in calendar 1999. The previous year was impacted by the restructuring charge taken at the Company's German subsidiary in the first quarter of calendar 1999 and the consolidation of the financial statements of Varitronix EC starting in the second quarter of calendar 1999.

Equity in earnings of affiliated companies totaled $1.2 million in 2000 compared to $0.2 million for the comparable period of the prior year. This increase is due primarily to the Company's Brazilian joint venture which, while still operating at a loss, improved compared to the same period of the prior year as well as continued positive results from the Company's joint ventures in China. Equity in losses of the Company's Lear Donnelly joint venture, which impacted the first nine months of calendar 1999, are no longer included in the Company's financial statements after September 1999 due to the sale of the Company's interest in this joint venture. Equity in the results of the Company's Brazilian joint venture are no longer included in equity in earnings (losses) of affiliated companies after October 2000 due to the Company's acquisition of the remaining interest in this venture and subsequent consolidation of the financial statements of this subsidiary.

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

The Company is committed to improving shareholder value with a strategic plan focused on the following key areas: 1) developing core automotive products, primarily by increasing dollar content per vehicle through the expansion of market share of existing products; 2) improving the overall operating performance of the Company's European Operations; and 3) extending the Company's capabilities in value-added electronics technologies.

The Company believes that these strategic initiatives have established the foundation for the Company's ability to improve shareholder value. Excluding unusual and non-recurring items, the net income from operations for the twelve-month period ending December 31, 2000, was $18.9 million, a record for the Company for any fiscal year.

Comparison of the six-month periods ended December 31, 1999, and January 2, 1999

North American Operations

NAO net sales increased approximately 3% for the six-month period ended December 31, 1999, compared to the same period of the prior year. North American car and light truck build increased approximately 6% for the six-month period. The increase in NAO net sales was primarily due to higher industry production partially offset by lower sales of modular window and door handle products and a 26 week period for the transition period as compared to 27 weeks in the comparable 1998 period.

NAO gross profit margins were up slightly for the six-month period ending December 31, 1999, compared to the same period of the prior year. Margins improved primarily due to a more favorable product mix. Gross profit margins were also positively influenced by after-market sales for complete outside mirrors.

The Company's North American operating margins were slightly improved in the transition period compared to the same period of the prior year. Improved gross profit margins and lower selling, general and administrative expenses primarily accounted for the improvement. During 1999, NAO implemented a cost reduction program to focus administrative functional groups on best-in-class performance, which resulted in reduced spending levels at NAO for these expenses.

European Operations

EO net sales decreased approximately 3% for the six-month period ended December 31, 1999, compared to the same period of the prior year. The decrease in net sales is primarily due to a stronger dollar relative to European currencies, lower complete outside mirror product sales in Germany, and lower prism component sales in Ireland during the period. If exchange rates in the six-month period had been consistent with the same period in the prior year, EO net sales would have been slightly higher for the six-month period ended December 31, 1999, compared to the same period in the prior year. The lower sales in complete outside mirrors and prism components are primarily due to management's strategy to exit unprofitable products in these markets. European car build, while relatively flat for the period, remained strong.

EO gross profit margins were slightly improved for the six-month period ended December 31, 1999, compared to the same period of the prior year. EO experienced improvements in gross profit margins in operating facilities in both Ireland and Germany. Overall sales price pressures in Europe were offset by improvements in purchased material costs, impact of restructuring initiatives and general operational productivity improvements.

EO operating income was improved for the six-month period ending December 31, 1999, compared to the same period in the previous year. Improved gross profit margins, lower selling, general, administrative and research and development costs offset the impact of lower sales volumes for the six-month period.

Company

Net sales were $421.6 million for the six-month period ended December 31, 1999, compared to $428.7 million for the same period in the prior year, a decrease of approximately 1.7%. The decrease in net sales is mainly due to the sale of the Company's interest in Lear Donnelly, a stronger dollar relative to European currencies, lower sales in certain automotive products and markets and a 26 week period versus a 27 week comparable period. Also, suppliers in the automotive industry continue to experience significant price demands from their customers.

Gross profit margin for the six months ended December 31, 1999, was 15.3% compared to 14.4% in the same period last year. The improved gross profit margins are primarily due to the sale of Lear Donnelly and stronger gross profit margins in Europe.

Selling, general and administrative expenses were $37.3 million, or 8.8% of net sales, for the six-month period ended December 31, 1999, compared to $40.6 million, or 9.5% of net sales, in the same period of the prior year. The 8% decrease is primarily a result of the Company's reduction of these expenses in both North America and Europe by focusing on best-in-class performance and the impact of the Optics merger effective December 1, 1998.

Research and development expenses were $16.5 million, or 3.9% of net sales, for the six-month period ended December 31, 1999, compared to $19.1 million, or 4.4% of net sales, in the same period of the prior year. These expenses were lower due to the formation of Schott Donnelly and the Optics merger.

Operating income was $10.8 million for the six-month period ended December 31, 1999, compared to $2.2 million for the same period of the prior year. Operating income for the respective quarters was $7.8 million, or 3.7% of net sales, compared to $3.3 million, or 1.4% of net sales. Operating income as a percent of net sales was stronger due to stronger gross profit margins, lower selling, general and administrative and research and development expenses.

Interest expense was $2.9 million for the six-month period ended December 31, 1999, compared to $4.2 million for the same period of the prior year. Interest expense was lower primarily due to lower average debt and capitalization of certain interest costs during the periods presented.

In September 1999, the Company sold its 50% interest in Lear Donnelly to Lear, its partner in the joint venture, resulting in a pre-tax gain of $14.1 million, or $0.82 per share, after-tax which was recognized in the third quarter of calendar 1999. In December 1999, the Company completed the final negotiation of certain issues related to the sale, which resulted in an additional pre-tax gain to the Company of $4.4 million, or $0.29 per share, after-tax, which was recognized in the fourth quarter of calendar 1999, (see Note 3).

Income tax expense for the six-month period ended December 31, 1999, was $9.6 million, on a pre-tax income of $27.1 million, for an effective tax rate of 35.3%. The Company's effective tax rate will vary based on the level and mix in pre-tax earnings in countries with varying effective tax rates, availability of tax benefits and unusual pre-tax gains or losses.

The Company had recorded $14.6 million and $12.4 million of deferred tax assets on foreign non-expiring net operating loss carry-forwards at December 31, 1999, and July 3, 1999, respectively. A significant portion of the loss carry-forwards resulted from the European restructuring charges.

Minority interest in net (income) loss of subsidiaries was $0.9 million for the six-month period ended December 31, 1999, compared to ($0.1) million for the same period of the prior year. The change is primarily due to operating losses at Varitronix EC.

Equity in earnings (losses) of affiliated companies improved to $0.6 million for the six-month period ended December 31, 1999, from ($0.4) million in the same period in the prior year. This is primarily related to the sale of the Company's interest in VISION Group, which was incurring operating losses, and operational improvements at the Company's joint ventures in China and Lear Donnelly.

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

Comparison of 1999 to 1998

North American Operations

NAO net sales increased approximately 14.7% in 1999 compared to 1998. The increase was primarily due to programs launched in 1998 running at full production volumes in 1999, new product introductions in the modular window product line, stronger North American car and light truck build and a 53 week versus 52 week year. North American car and light truck build increased approximately 6% in 1999 compared to 1998.

NAO gross profit was higher in 1999 compared to 1998 primarily due to the stronger sales levels. However, gross profit margins decreased as a percent of net sales due to significant customer pricing pressures and a more rapid rate of revenue growth in modular window net sales, relative to the net sales growth of other products, such as mirrors, which have higher gross profit margins. Improvements in purchased material costs partially offset pressures on gross profit margins. A favorable arbitration award also offset costs associated with visor programs and also improved margins in 1998.

NAO operating margins were flat in 1999 compared to 1998. Higher sales volumes and lower selling, general and administrative and research and development costs as a percent to net sales were offset by an unfavorable mix of lower margin products and significant customer pricing pressures.

European Operations

EO net sales increased approximately 7.3% in 1999 compared to 1998. This was primarily due to the launch of new electrochromic mirrors and product content on strong selling vehicles. European car build, while relatively flat in 1999 compared to 1998, remained strong. Exchange rates did not have a material effect on the comparability of net sales between 1999 and 1998.

EO gross profit margin increased slightly in 1999 compared to 1998. Gross profit performance at the operations in Spain and France continued to remain strong. EO gross profit margins improved despite inventory write-offs and other expenses associated with the 1999 European restructuring plan and an increase to warranty reserves. Improvements in purchased material costs and a one-time supplier rebate in the third quarter of 1999 partially offset these expenses.

In the third quarter of 1999, an $8.8 million pre-tax restructuring charge, or $3.5 million at net income, was recorded for the 1999 European restructuring plan. The restructuring charge included $1.4 million for the impairment of assets and a reserve of $7.4 million for anticipated incremental cash expenditures for the severance and voluntary incentive programs for approximately 200 production, production support, sales and engineering employees.

EO operating income was lower in 1999 compared to 1998 primarily due to the 1999 restructuring charge. EO operating income was also impacted by approximately $0.9 million of costs associated with the year 2000 remediation process.

Company

Net sales were $905.0 million in 1999 compared to $763.3 million in 1998, an increase of approximately 19%. While customer price demands continued to place significant pressure on gross profits and operating margins, they did not have a material impact on net sales for 1999 or 1998.

Gross profit margin was 14.8% in 1999 compared to 17.1% in 1998. The lower gross profit margin is primarily due to Lear Donnelly (which is accounted for under the equity method), relatively greater revenue growth of products with lower profit margins at NAO, significant global pricing pressures and inventory write-offs and other expenses associated with the 1999 European restructuring plan.

Selling, general and administrative expenses were flat at 9.2% of net sales in 1999 and 1998, primarily as a result of the Company's ability to leverage these expenses on higher sales volumes. In addition, these expenses were lower for the year due to the Optics merger effective December 1, 1998.

Research and development expenses were $34.2 million in 1999, compared to $36.4 million in 1998. These expenses were lower for the year primarily due to Lear Donnelly, the formation of Schott Donnelly and Donnelly Electronics and the Optics merger.

In the fourth quarter of 1998, the Company recognized a $3.5 million pre-tax charge against operating income, or $2.3 million, after-tax, due to the cancellation of a customer order at Optics relating to market dynamics in the digital imaging sector of the computer industry. The charge primarily consisted of a write-off of tooling and other current assets and severance of approximately 25 manufacturing and administrative personnel. The severance cash payments were completed in the second quarter of 1999.

Operating income was $8.1 million in 1999 compared to $20.4 million in 1998, or 0.9% and 2.7% of net sales, respectively. Operating margins were lower in 1999 primarily due to the restructuring charge, costs associated with the 1999 European restructuring plan and higher growth in sales at NAO of lower margin products. Operating income in 1998 benefited from the favorable arbitration settlement, which offset costs on certain visor programs. However, 1998 was unfavorably impacted by the charge at Optics. Lear Donnelly did not have a material impact on the Company's operating margins for the twelve-month period.

Interest expense was $7.9 million and $8.3 million in 1999 and 1998, respectively. Interest expenses were lower primarily due to lower average debt during 1999 compared to 1998. Royalty income was $0.8 million and $0.1 million in 1999 and 1998, respectively.

Other income, net was $2.6 million and $1.9 million in 1999 and 1998, respectively. In the fourth quarter of 1999, the Company formed Schott Donnelly and received $2 million in cash at the time of the joint venture formation, which was recorded as a pre-tax gain.

In the second and third quarters of 1999, the Company sold its remaining interest in VISION Group. The Company received $8.6 million in proceeds and recognized a combined pre-tax gain of approximately $5.5 million, or $0.35 per share, after-tax. The Company's equity in the financial results of VISION Group is no longer included in the Company's financial statements after November 1, 1998.

In the second quarter of 1998, the Company sold its 50% interest in AFC during an initial public offering. The Company received $7.9 million in net proceeds, after-taxes and related out of pocket fees, and recognized a pre-tax gain of approximately $4.6 million, or $0.22 per share, after-tax. The Company's equity in the financial results of AFC is no longer included in the Company's financial statements.

The Company's effective tax rate was 15.8% in 1999, compared to 26.3% in 1998. The lower effective tax rate is the result of tax benefits recognized on domestic export sales and domestic U.S. research tax credits. While these items were equal to 1998 levels, the relative percent to the Company's lower pre-tax earnings was higher. In addition, local trade tax benefits in Germany favorably impacted the Company's effective tax rate. These benefits were partially offset by foreign operating losses at Varitronix EC for which no net operating loss carryforward can be utilized due to tax treatment relating to start-up companies in Malaysia.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.3 on December 31, 2000, compared to 1.2 at December 31, 1999. Working capital was $43.8 million at December 31, 2000, compared to $25.3 million at December 31, 1999. The increase in working capital is due to increased accounts receivable and inventories from new product launches, and reductions in payables and restructuring accruals.

At December 31, 2000, and December 31, 1999, $38.5 million and $38.9 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement were used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2001, however, it is renewable for one-year periods at the option of the Company and with the consent of bank participants. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures were $43.3 million, $57.8 million and $46.2 million, in 2000, 1999 and 1998, respectively. Capital expenditures for the six months ended December 31, 1999, were $21.7 million. Capital spending primarily supported new business orders; the implementation of new manufacturing, distribution and administrative information systems; and to support continuous improvement activities of the Company. The reduction in capital expenditures from 1999 levels is attributable to tighter management control. Capital spending next year is expected to remain near current spending levels.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $77.1 million and $42.5 million as of December 31, 2000, and December 31, 1999, respectively. Total long-term borrowing increased by $25.2 million at December 31, 2000, compared to December 31, 1999, primarily to support higher working capital and capital expenditure requirements.

The Company's primary foreign investments are in Germany, Ireland, Spain, France, Mexico, China, Brazil and Malaysia. The Company is exposed to fluctuations in many currencies. The Company utilizes interest rate swaps and foreign exchange contracts, from time to time, to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss in the event of nonperformance by any party under these agreements and the effect of these transactions on the results of operations are not material. For a more detailed discussion of the Company's foreign currency transactions and exposures and interest rate risk, see ITEM 7(a)—"Quantitative and Qualitative Disclosures about Market Risk," filed with this Form 10-K.

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

Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. SFAS No. 133 is effective for the Company on January 1, 2001. The Company does not expect the implementation of this new standard to have a material impact on its results of operations or financial position.

Currently, no other recently issued accounting standards are expected to have a material impact on the Company.

Euro Conversion

Effective January 1, 1999, eleven of fifteen member countries of the European Union established permanent rates of exchange between the members' national currency and a new common currency, the "euro." In this first phase, the euro is available for non-cash transactions in the monetary, capital, foreign exchange and interbank markets. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until the euro currency is issued in January 2002. The participating members' national currency is to be withdrawn by July 2002. The Company's significant European operations are all located in member countries participating in this monetary union.

The Company created an internal, pan-European, cross-functional team, as well as internal teams at each operation affected by the change, to address operational implementation issues and investigate strategic opportunities due to the introduction of the euro. The Company has established action plans that are currently being implemented to address the euro's impact on information systems, currency exchange risk, taxation, contracts, competition and pricing. The Company anticipates benefiting from the introduction of the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe and increased efficiency in centralized European cash management. The Company has commenced conversion of its European operations from national currency to the euro. The change in functional currency is proceeding as planned and is expected to be completed in the middle of 2001.

The Company does not presently expect that the introduction and use of the euro will materially affect the Company's foreign exchange hedging activities or the Company's use of derivative instruments. Any costs associated with the introduction of the euro have been immaterial and are expensed as incurred. The Company does not believe that the introduction of the euro will have a material impact on its results of operations or financial position.

ITEM 7(a)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates and foreign currency exchange rates primarily in its cash, debt and foreign currency transactions. The Company holds derivative instruments, including interest rate swaps and forward foreign currency contracts. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. Analytical techniques are used to manage and monitor foreign exchange and interest rate risk and include market valuation. The Company believes it is, to a lesser degree, subject to commodity risk for price changes that relate to certain manufacturing operations that utilize raw commodities. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices. This exposure is not considered material to the Company.

A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1 to the Combined Consolidated Financial Statements, under Item 8 of this Form 10-K report. Additional information relating to financial instruments and debt is included in Note 9,and Note 7 to the Combined Consolidated financial Statements, under this Form 10-K. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

International operations are primarily based in Europe and, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute a significant portion of the revenues and identifiable assets of the Company. For 2000, the Company had international revenues of $267 million. As of December 31, 2000, the Company had identifiable foreign assets of $150 million. A predominant portion of these international revenues and identifiable assets are based in German marks. The Company has significant loans to foreign affiliates, which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency transaction adjustments on these long-term advances to affiliates and the foreign currency translation adjustment of the Company's net investment in these affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. Since the Company manufactures its products in a number of locations around the world, it has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance its foreign currency transaction risk.

Selective foreign currency commitments and transaction exposures are partially hedged. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, it borrows in local currencies to reduce such exposure. The Company is also exposed to fluctuations in other currencies including: British pounds, French francs, Irish punts, Japanese yen, Mexican pesos, Spanish pesetas, Malaysian ringgit, and Brazilian reals. The fair value of the foreign currency contracts outstanding has been immaterial each of the last two years and the transition period.

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

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize interest costs. Thirty percent of the Company's long-term debt is fixed and an additional $15 million is effectively fixed through interest rate swaps as outlined below.

As of 12/31/00:

Interest Rate Sensitivity:

Principal (Notional) Amount by Expected Maturity

Year Ending In thousands		2001	2002	2003	2004	2005	Thereafter	Total	Fair Value 12/31/00

Liabilities:
Long-term Debt
Fixed Rate		$—	$11,000	$13,250	$7,584	$1,833	$5,000	$38,667	$39,394
Avg. Interest Rate	7.01%
Variable Rate		$90	$11,545	$40,369	$30,308	$233	$11,486	$94,031	$94,031
Avg. Interest Rate	7.28%
Interest Rate Derivative Financial Instruments Related to Debt:
Interest Rate Swaps
Pay Variable/Receive Fixed		$—	$10,000	$5,000	$—	$—	$—	$15,000	$(401)
Avg. Pay Rate	7.49%
Avg. Receive Rate	6.93%

Exchange Rate Sensitivity:

Principal (Notional) Amount by Expected Maturity

Year Ending In thousands	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value 12/31/00

Liabilities:
Long-term Debt
Fixed Rate—US Dollar	$—	$11,000	$13,250	$7,584	$1,833	$5,000	$38,667	$39,394
Variable Rate—US Dollar	$—	$5,601	$22,268	$16,712	$22	$9,500	$54,103	$54,103
Variable Rate—German Mark	$—	$4,309	$16,852	$12,602	$—	$1,986	$35,749	$35,749
Variable Rate—Other	$90	$1,635	$1,249	$994	$211	$—	$4,179	$4,179

As of 12/31/99:

Interest Rate Sensitivity:

Principal (Notional) Amount by Expected Maturity

Year Ending In thousands		2000	2001	2002	2003	2004	Thereafter	Total	Fair Value 12/31/99

Liabilities:
Long-term Debt
Fixed Rate		$—	$11,666	$10,708	$12,084	$6,709	$6,833	$48,000	$47,836
Avg. Interest Rate	6.99%
Variable Rate		$94	$714	$6,183	$23,141	$17,406	$11,939	$59,477	$59,477
Avg. Interest Rate	4.72%
Interest Rate Derivative Financial Instruments Related to Debt:
Interest Rate Swaps
Pay Variable/Receive Fixed		$20,000	$—	$5,000	$5,000	$—	$—	$30,000	$(230)
Avg. Pay Rate	7.02%
Avg. Receive Rate	6.48%

Exchange Rate Sensitivity:

Principal (Notional) Amount by Expected Maturity

Year Ending In thousands	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value 12/31/99

Liabilities:
Long-term Debt
Fixed Rate—US Dollar	$—	$11,666	$10,708	$12,084	$6,709	$6,833	$48,000	$47,836
Variable Rate—US Dollar	$—	$209	$2,639	$9,477	$7,197	$9,733	$29,255	$29,255
Variable Rate—Euro	$94	$505	$3,543	$13,665	$10,209	$2,206	$30,222	$30,222

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data for the Company are on the following pages 38 through 67.

INDEX TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS:

Page
Combined Consolidated Statements of Income for the year ended December 31, 2000; six months ended December 31, 1999, and years ended July 3, 1999; and June 27, 1998	38
Combined Consolidated Balance Sheets as of December 31, 2000; and December 31, 1999	39
Combined Consolidated Statements of Cash Flows for the year ended December 31, 2000; six months ended December 31, 1999; and years ended July 3, 1999; and June 27, 1998	40
Combined Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000; six months ended December 31, 1999, and years ended July 3, 1999; and June 27, 1998	41-42
Notes to the Combined Consolidated Financial Statements	43
Management's Responsibility for Financial Reporting	66
Report of Independent Certified Public Accountants	67

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF INCOME

		Six Months Ended December 31, 1999	Fiscal Years Ended
	Year Ended December 31, 2000
In thousands, except share data			July 3, 1999	June 27, 1998
Net sales	$857,479	$421,641	$904,969	$763,311
Cost of sales	720,503	357,083	770,653	632,679

Gross profit	136,976	64,558	134,316	130,632
Operating expenses:
Selling, general and administrative	79,442	37,301	83,217	70,372
Research and development	35,179	16,463	34,221	36,418
Restructuring and other charges (credits)	(3,796)	—	8,777	3,468

Total operating expenses	110,825	53,764	126,215	110,258

Operating income	26,151	10,794	8,101	20,374

Non-operating (income) expenses:
Interest expense	7,660	2,875	7,858	8,347
Interest income	(1,778)	(731)	(547)	(560)
Royalty income	(2,504)	(227)	(837)	(122)
Gain on sale of equity investments	(352)	(18,458)	(5,498)	(4,598)
Other (income) expenses, net	(514)	198	(2,568)	(1,872)

Total non-operating (income) expenses	2,512	(16,343)	(1,592)	1,195

Income before taxes on income	23,639	27,137	9,693	19,179
Taxes on income	7,593	9,579	1,533	5,053

Income before minority interest and equity earnings	16,046	17,558	8,160	14,126
Minority interest in net losses of subsidiaries	1,175	893	3,214	381
Equity in (losses) earnings of affiliated companies	1,235	590	(782)	(1,498)

Income before cumulative effect of change in accounting principle	18,456	19,041	10,592	13,009
Cumulative effect of change in accounting principle	—	(1,010)	—	—

Net income	$18,456	$18,031	$10,592	$13,009

Per share of common stock:
Basic EPS
Income before cumulative effect of change in accounting principle	$1.81	$1.88	$1.05	$1.30
Cumulative effect of change in accounting principle	—	(0.10)	—	—

Net income	$1.81	$1.78	$1.05	$1.30

Diluted EPS
Income before cumulative effect of change in accounting principle	$1.81	$1.87	$1.04	$1.29
Cumulative effect of change in accounting principle	—	(0.10)	—	—

Net income	$1.81	$1.77	$1.04	$1.29

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED BALANCE SHEETS

In thousands	December 31, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$4,599	$4,153
Accounts receivable, less allowance of $1,837 and $2,449	83,219	80,605
Inventories	55,933	50,392
Recoverable customer tooling	11,969	22,526
Prepaid expenses	12,522	3,664
Deferred income taxes	4,499	2,594

Total current assets	172,741	163,934

Property, plant and equipment:
Land	8,626	8,781
Buildings	76,134	78,656
Machinery, equipment and software	221,881	202,368
Capital projects in progress	39,059	33,405

	345,700	323,210
Less accumulated depreciation	133,566	124,824

Net property, plant and equipment	212,134	198,386
Investments in and advances to affiliates	39,967	28,815
Other assets	39,178	37,728

Total assets	$464,020	$428,863

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,163	$92,098
Current maturities of long-term debt	90	94
Accruals:
Compensation	12,810	11,816
Taxes	7,379	9,168
Restructuring reserve	3,231	9,098
Other	16,307	16,401

Total current liabilities	128,980	138,675

Long-term debt, less current maturities	132,608	107,383
Postretirement plans	37,440	32,032
Deferred income taxes and other	28,858	26,027

Total liabilities	327,886	304,117

Minority interest	1,353	951
Shareholders' equity:
Series preferred stock: 1,000,000 shares authorized and unissued	—	—
Preferred stock, 7 1/2% cumulative, $10 par; shares authorized 250,000, issued 53,112	531	531
Common stocks:
Class A, $.10 par; shares authorized 30,000,000, issued 6,095,199 and 5,994,910	610	599
Class B, $.10 par; shares authorized 15,000,000, issued 4,098,314 and 4,158,502	410	416
Donnelly Export Corporation, $.01 par; shares authorized 600,000, issued 374,705 and 380,212	4	4
Additional paid-in capital	33,336	32,706
Accumulated other comprehensive loss	(14,683)	(11,191)
Retained earnings	114,573	100,730

Total shareholders' equity	134,781	123,795

Total liabilities and shareholders' equity	$464,020	$428,863

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months Ended December 31, 1999	Fiscal Years Ended
	Year Ended December 31, 2000
In thousands			July 3, 1999	June 27, 1998
OPERATING ACTIVITIES
Net income	$18,456	$18,031	$10,592	$13,009
Adjustments to reconcile net income to net cash from (for) operating activities:
Depreciation and amortization	26,327	12,674	22,847	22,600
Gain on sale of equity investments	(352)	(18,458)	(5,498)	(4,598)
Deferred pension cost and postretirement benefits	5,408	2,559	6,462	5,670
Change in deferred income taxes	5,031	(533)	1,603	3,416
Minority interest loss	(736)	(1,306)	(4,902)	(841)
Equity in (earnings) losses of affiliated companies	(1,235)	(590)	782	1,498
Restructuring charges (credits)	(3,796)	—	8,777	3,468
Cumulative effect of change in accounting principle	—	1,010	—	—
Changes in operating assets and liabilities:
Sale (repayment) of accounts receivable	(369)	(3,095)	2,402	(2,695)
Accounts receivable	(7,442)	(10,356)	13,479	(24,643)
Inventories	(6,622)	(7,208)	384	(4,366)
Prepaid expenses and other current assets	2,517	3,635	(2,968)	3,868
Accounts payable and other current liabilities	(2,221)	(789)	24,564	(475)
Other	(3,081)	(3,769)	3,592	(966)

Net cash from (for) operating activities	31,885	(8,195)	82,116	14,945

INVESTING ACTIVITIES
Capital expenditures	(43,318)	(21,670)	(57,807)	(46,164)
Investments in and advances to affiliates	(13,162)	(9,657)	(6,957)	(1,045)
Proceeds from sale of property and equipment	829	297	723	677
Proceeds from sale of equity investments	759	24,227	8,636	11,067
Proceeds from affiliate stock redemption	324	—	—	—
Proceeds from sale-lease back	—	—	—	7,521
Cash increase due to consolidation of subsidiary	25	576	—	—
Other	(1,136)	506	(1,028)	(856)

Net cash for investing activities	(55,679)	(5,721)	(56,433)	(28,800)

FINANCING ACTIVITIES
Proceeds from long-term debt	34,261	19,342	—	13,798
Repayments on long-term debt	(7,236)	(3,500)	(28,767)	(429)
Investments and advances from minority partner	1,500	—	4,482	—
Redemption of minority interest in subsidiary	(946)	—	—	—
Common stock issuance	1,003	832	533	2,128
Dividends paid	(4,108)	(2,048)	(4,076)	(4,031)
Other	—	—	—	(218)

Net cash from (for) financing activities	24,474	14,626	(27,828)	11,248

Effect of foreign exchange rate changes on cash	(234)	(92)	(70)	(333)
Effect of December 1999 cash flow activity for certain subsidiaries (See Note 2)	—	122	—	—
Increase (decrease) in cash and cash equivalents	446	740	(2,215)	(2,940)
Cash and cash equivalents, beginning of year	4,153	3,413	5,628	8,568

Cash and cash equivalents, end of year	$4,599	$4,153	$3,413	$5,628

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock
In thousands, except share data	Preferred stock	Class A	Class B	Donnelly Export Corporation	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance, June 28, 1997	$531	$541	$446	$4	$28,765	$69,578	$(6,038)	$93,827
Conversion of Class B to Class A Shares		11	(11)
Common stock issued under employee benefit plans		20			2,107			2,127
Change in investment in affiliate					41			41
Income tax benefit arising from employee stock option plans					355			355
Cash dividends declared:
Preferred stock—$0.75 per share						(40)		(40)
Common stock:
Class A—$0.40 per share						(2,229)		(2,229)
Class B—$0.40 per share						(1,763)		(1,763)
Net income						13,009
Other comprehensive income:
Foreign currency translation adjustment							261
Foreign currency transaction adjustments on long-term advances to affiliates							(2,306)
Total comprehensive income								10,964

Balance, June 27, 1998	531	572	435	4	31,268	78,555	(8,083)	103,282
Conversion of Class B to Class A Shares		19	(19)
Common stock issued under employee benefit plans		6			527			533
Income tax benefit arising from employee stock option plans					74			74
Cash dividends declared:
Preferred stock—$0.75 per share						(40)		(40)
Common stock:
Class A—$0.40 per share						(2,344)		(2,344)
Class B—$0.40 per share						(1,692)		(1,692)
Net income						10,592
Other comprehensive income:
Foreign currency translation adjustment							943
Foreign currency transaction adjustments on long-term advances to affiliates							(3,017)
Total comprehensive income								8,518

Balance, July 3, 1999	$531	$597	$416	$4	$31,869	$85,071	$(10,157)	$108,331

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

		Common Stock
In thousands, except share data	Preferred stock	Class A	Class B	Donnelly Export Corporation	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance, July 3, 1999	$531	$597	$416	$4	$31,869	$85,071	$(10,157)	$108,331
Subsidiary common stock issued					368			368
Common stock issued under employee benefit plans		2			464			466
Income tax benefit arising from employee stock option plans					5			5
Cash dividends declared:
Preferred stock—$0.38 per share						(20)		(20)
Common stock:
Class A—$0.20 per share						(1,196)		(1,196)
Class B—$0.20 per share						(832)		(832)
Subsidiaries year end change (See Note 2)						(324)		(324)
Net income						18,031
Other comprehensive income:
Foreign currency translation adjustment							448
Foreign currency transaction adjustments on long-term advances to affiliates							(1,482)
Total comprehensive income								16,997

Balance, December 31, 1999	531	599	416	4	32,706	100,730	(11,191)	123,795
Conversion of Class B to Class A Shares		6	(6)
Subsidiary common stock issued					654			654
Common stock issued under employee benefit plans		5			344			349
Redemption of minority shares					(368)	(505)		(873)
Cash dividends declared:
Preferred stock—$0.75 per share						(40)		(40)
Common stock:
Class A—$0.40 per share						(2,423)		(2,423)
Class B—$0.40 per share						(1,645)		(1,645)
Net income						18,456
Other comprehensive income:
Foreign currency translation adjustment							67
Foreign currency transaction adjustments on long-term advances to affiliates							(3,559)
Total comprehensive income								14,964

Balance, December 31, 2000	$531	$610	$410	$4	$33,336	$114,573	$(14,683)	$134,781

The accompanying notes are an integral part of these statements.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The combined consolidated financial statements include the accounts of Donnelly Corporation, Donnelly Export Corporation, and all majority owned or controlled subsidiaries (collectively "the Company"), after all significant inter-company balances, transactions and shareholdings have been eliminated and adjustments for minority interests have been made. All other investments in 20% to 50% owned, non-controlled companies are accounted for using the equity method of accounting. Investments in affiliates representing less than 20% ownership are accounted for under the cost method. Cost in excess of net assets of acquired companies is amortized on a straight-line basis over a period of 15 to 25 years.

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

FOREIGN CURRENCY TRANSLATION

The Company's primary foreign investments are in Germany, Ireland, Spain, France, Mexico, China, Brazil and Malaysia. Except for the Company's subsidiary in Mexico, whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end rates and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year. Translation gains and losses are reported as a separate component of shareholders' equity and are included in accumulated other comprehensive income. For the subsidiary in Mexico, transaction and translation gains or losses are reflected in net income for all accounts other than inter-company balances of a long-term investment nature for which the translation gains or losses are reported as a separate component of shareholders' equity. Foreign currency transaction gains and losses included in other income are not material.

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

PRE-PRODUCTION COSTS

Recoverable customer tooling represents costs recoverable from customers at the time of tool completion and approval or which are recovered in the program's piece price over a period of three years or over the program's useful life. Balances recoverable over a period greater than one year are classified as long-term assets.

Design and development costs for products to be sold under long-term supply agreements are expensed as incurred unless a contractual guarantee exists. If a guarantee exists, these costs are recognized as an asset and are recoverable at the time of design or program approval or recovered in the program's piece price over a period of three years or over the program's useful life. The balance of these costs capitalized as of December 31, 2000, and December 31, 1999, is immaterial.

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

Certain costs associated with software developed for internal use are capitalized in capital projects in progress and, once placed in service, are transferred to machinery, equipment and software and amortized over the expected useful lives of the software.

LONG-LIVED ASSETS

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, a current charge to income is recognized.

WARRANTY RESERVES

The Company accrues for warranty claims when events exist that make the loss probable and the loss can be reasonably estimated. Adjustments are made to established reserves when changes in management's estimates and industry conditions occur.

INCOME TAXES

Deferred income taxes reflect the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities and operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income taxes are not provided on cumulative undistributed earnings of foreign subsidiaries and affiliates because they are intended to be permanently reinvested. Deferred tax liabilities and assets are adjusted in the period of an enacted change in tax laws or rates and the effect is included in income from continuing operations.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of shares of Donnelly Corporation common stock outstanding, retroactively adjusted for stock dividends and stock splits. Diluted earnings per share is computed including the effect of dilutive stock options.

STOCK INCENTIVE PLANS

The Company follows the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for its stock incentive plans for certain key employees and directors. Under APB No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds the related exercise price. The Company's policy is to grant options at the prevailing market price and, accordingly, no compensation expense has been recognized in the accompanying financial statements. The pro forma effects had the Company followed the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 are included in Note 13.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of all financial instruments where the carrying value differs from the fair value, primarily long-term, fixed-rate debt, interest rate swaps and foreign exchange currency contracts. These estimates are based upon quoted amounts, the current rates available for similar financial instruments or calculations discounting expected cash flows at rates currently offered to the Company for debt of the same maturity. The carrying value of the Company's variable rate debt and all other financial instruments approximates their fair value.

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

2.  FISCAL YEAR END CHANGE

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. The years ended December 31, 2000; July 3, 1999; and June 27, 1998; consisted of 52, 53 and 52 weeks, respectively. The six-month periods ended December 31, 1999, and January 2, 1999, consisted of 26 and 27 weeks, respectively. The six-month period ended December 31, 1999, is referred to as the "transition period." All year and quarter references relate to the Company's fiscal years and fiscal quarters, unless otherwise stated.

During the transition period, the Company changed the fiscal year ends of its German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. The Company's results of operations for the transition period include the results of these subsidiaries for the six months ended November 30, 1999. The results of operations for the period of December 1 to December 31, 1999, for these subsidiaries were charged to retained earnings in order to report only six months of operating results in the transition period. Cash flow activity for this same period is reflected as a single line item in the Combined Consolidated Statement of Cash Flows.

Unaudited financial information for the comparable twelve-month and six-month periods ended December 31, 1999, and January 2, 1999, respectively, is presented in the table below and includes any normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation.

COMBINED CONSOLIDATED STATEMENTS OF INCOME

	Calendar Year Ended		Six Months Ended
In thousands, except share data	December 31, 2000	(Unaudited) December 31, 1999	December 31, 1999	(Unaudited) January 2, 1999
Net sales	$857,479	$897,914	$421,641	$428,696
Cost of sales	720,503	760,890	357,083	366,846

Gross profit	136,976	137,024	64,558	61,850
Operating expenses:
Selling, general and administrative	79,442	79,933	37,301	40,585
Research and development	35,179	31,617	16,463	19,067
Restructuring and other charges	(3,796)	8,777	—	—

Total operating expenses	110,825	120,327	53,764	59,652

Operating income	26,151	16,697	10,794	2,198
Non-operating (income) expenses:
Interest expense	7,660	6,551	2,875	4,182
Interest income	(1,778)	(925)	(731)	(352)
Royalty income	(2,504)	(800)	(227)	(266)
Gain on sale of equity investments	(352)	(23,588)	(18,458)	(368)
Other (income) expenses, net	(514)	(2,096)	198	(273)

Total non-operating (income) expenses	2,512	(20,858)	(16,343)	2,923

Income (loss) before taxes on income	23,639	37,555	27,137	(725)
Taxes on income (credit)	7,593	11,766	9,579	(654)

Income (loss) before minority interest and equity earnings	16,046	25,789	17,558	(71)
Minority interest in net (income) losses of subsidiaries	1,175	4,149	893	(42)
Equity in income (losses) of affiliated companies	1,235	234	590	(426)

Income (losses) before cumulative effect of change in accounting principle	18,456	30,172	19,041	(539)
Cumulative effect of change in accounting principle	—	(1,010)	(1,010)	—

Net income (loss)	$18,456	$29,162	$18,031	$(539)

Per share of common stock:
Basic EPS
Income (loss) before cumulative effect of change in accounting principle	$1.81	$2.98	$1.88	$(0.06)
Cumulative effect of change in accounting principle	—	(0.10)	(0.10)	—

Net income (loss)	$1.81	$2.88	$1.78	$(0.06)

Average common shares outstanding	10,167,999	10,119,385	10,139,473	10,082,230

3.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

In February 2001, the Company acquired all of the outstanding equity of Donnelly Electronics, Inc. ("Donnelly Electronics"), not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of the Company's Class A Common Stock. Due to the acquisition of the remaining interest, the Company will begin consolidating Donnelly Electronics' financial statements beginning in March 2001. As of December 31, 2000, the Company owned 18.2% of the common stock of Donnelly Electronics, held $9 million of 7% non-voting preferred stock in Donnelly Electronics, and had a 7% promissory note of $15.2 million. The entity, formed in the first quarter of 1997, designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as electrochromic rearview mirrors and electronic compass systems, and pursues business with other automotive suppliers as well as other non-automotive customers.

In October 2000, the Company acquired its partner's 50% interest in its Brazilian joint venture for $1.6 million and began consolidating the financial statements of its now wholly-owned subsidiary, Donnelly do Brazil, LTDA ("Donnelly do Brazil"). The 50-50 joint venture was formed in 1998 to produce interior and exterior mirrors for the South American automotive industry and began producing replacement parts for distribution within the South American market in 1999. Donnelly do Brazil is in the process of launching new programs for the Brazilian market. Equity in the results of the Company's Brazilian joint venture are no longer included in equity in earnings (losses) of affiliated companies after October 2000 due to the Company's acquisition of the remaining interest in this venture and subsequent consolidation of the financial statements of this subsidiary.

In 2000, the Company purchased the remaining minority interest in Donnelly Hohe España, S.A., for approximately $1.9 million.

In 1999, the Company's partner in its Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. ("Shunde Donnelly Zhen Hua") joint venture, agreed to sell its portion of the joint venture to Ganxiang Automobile Mirror Company ("Ganxiang"), the largest automotive mirror supplier in China. Shunde Donnelly Zhen Hua manufactures interior and exterior mirror systems for automakers in China. Subsequently, in the fourth quarter of calendar 1999, the Company formed an additional joint venture with Ganxiang; Shanghai Donnelly Ganxiang Automotive Systems Co. Ltd. ("Shanghai Donnelly Ganxiang") for the manufacture, sale and distribution of outside mirrors primarily for the Chinese automotive market. The Company's investment in Shanghai Donnelly Ganxiang consisted of technology and a transfer to Ganxiang of a 5% interest of its Shunde Donnelly Zhen Hua joint venture. As a result of these transactions, the Company holds a 25% interest in both of these joint ventures.

In September 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation ("Lear"), its partner in the joint venture, resulting in a pre-tax gain of $14.1 million, or $0.82 per share, after-tax, which was recognized in the third quarter of calendar 1999. In consideration for its interest in Lear Donnelly, the Company received a Lear Donnelly product line and other net proceeds of $28.4 million, which consisted of $24.2 million in cash as well as certain assets, net of liabilities assumed. The Company's equity in the financial results of Lear Donnelly is no longer included in the Company's financial statements after September 1999.

At the time of the sale, the value of the product line transferred to the Company and other related issues remained in negotiation or arbitration for determination of final valuation. Management recorded an estimate at the time of the sale for the expected outcome of these negotiations based on the best information available. In December 1999, the Company completed the final negotiation of these issues, which included the purchase of another product line for cash of $2.4 million. The final negotiated settlement resulted in an additional pre-tax gain to the Company of $4.4 million, or $0.29 per share, after-tax, which was recognized in the fourth quarter of calendar 1999.

In April 1999, the Company formed Schott-Donnelly LLC Smart Glass Solutions ("Schott Donnelly"), a 50-50 joint venture with Schott North America Manufacturing, Inc. ("Schott"), a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. The joint venture is seeking to develop electrochromic glass for automotive and architectural applications. The Company contributed certain assets and liabilities upon the formation of the joint venture and received $2 million in cash, which was recorded as a pre-tax gain. In accordance with the LLC operating agreement, losses generated by the joint venture will be allocated to Schott until Schott has contributed $9.5 million.

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

In the second and third quarters of 1999, the Company sold its remaining interest in VISION Group plc ("VISION Group") for $8.6 million and recognized a combined pre-tax gain of approximately $5.5 million, or $0.35 per share, after-tax. The Company's equity in the financial results of VISION Group have not been included in the Company's financial statements after November 1, 1998.

In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation ("Optics") into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. The Company accounts for its investment in AIG on the cost method; therefore, the financial results of Optics have not been included in the Company's financial statements after December 1, 1998.

In the second quarter of 1998, the Company sold its 50% interest in Applied Films Corporation ("AFC") during an initial public offering. The Company received $7.9 million, net of taxes and related out of pocket fees, and recognized a pre-tax gain of approximately $4.6 million, or $0.22 per share, after-tax. The Company's equity in the financial results of AFC is no longer included in the Company's financial statements after November 1997.

The Company has advanced 80 million German marks to Donnelly Hohe, valued at $38.5 million at December 31, 2000, under subordinated loan agreements. Amounts advanced to Donnelly Hohe under the subordinated loan agreements provide for 10% interest per annum with no principal payments due until maturity. Outstanding loan maturities range from October 1, 2001, to October 1, 2002. These advances are eliminated as inter-company transactions in the consolidation of Donnelly Hohe with the Company's financial statements. The Company has the option to purchase the remaining minority ownership interest in Donnelly Hohe through various options. The minority partners also have an option to require the Company to buy their interests at any time based upon a predetermined formula, which is currently valued at less than $2 million.

4.  NATURE OF OPERATIONS

The Company is a technology-driven, customer-focused, growth-oriented, global supplier to the automotive and information display industries through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear vision systems, modular window systems and handle products, which incorporate increasing electronic capabilities.

The Company has been managed primarily on a geographical basis. For 2000, the Company had two reportable segments: North American Operations ("NAO") and European Operations ("EO"). The operating segments were managed separately as they each represented regional operational components, which offered the Company's product lines in different geographic markets. While each reportable segment offers all of the Company's automotive product lines, the majority of the Company's net sales from modular windows and handle products originate from NAO. NAO sales also include touch screen sales, which are supplied to the information display industry. Operating financial information is available and is utilized regularly by the Company's corporate management team to assess each segment's performance. The corporate management team, which establishes the overall strategy and policy standards for the Company, has included the Company's chief executive officer, chief operating officers and senior executives in administration, finance, operations and technology. The chief operating officer of each segment, each of whom was a member of the corporate management team, has been responsible for the management of profitability and cash flow for each respective segment's operations.

The NAO segment includes all of the Company's majority-owned North American operations, which includes non-automotive businesses. This represents a change to the previous segment definition that was based on a combination of geographic location and the product markets they served. This change was made in accordance with the guidance provided in SFAS No. 131 as a result of changes in the manner in which the Company has managed the business. During 2000, the Company also changed the way in which it allocated corporate expenses to the various segments. Due to these changes, data for all prior periods has been restated to conform to the current segment definitions and allocation methods.

During 2001, the Company will be transitioning to a new corporate organization structure that will focus its worldwide business into two main operating groups: Electronic Systems and Exterior Systems. Each of these operating groups will be represented by a group president who will be a member of the corporate management team. The Company will be re-evaluating its segment definitions over the course of 2001 as it transitions to this new corporate organization structure.

The accounting polices of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Revenues are attributed to segments based on the location of where the sales originate. The Company evaluates performance based on segment profit, which is defined as earnings before interest, taxes, depreciation and amortization, excluding significant special gains, losses and restructuring charges. Due to the Company's corporate headquarters being located in the United States, certain estimates are made for allocations to NAO of centralized corporate costs incurred in support of NAO. Centralized European overhead costs are included in EO. The Company accounts for inter-segment sales and transfers at current market prices and inter-segment services at cost.

A summary of the Company's operations by its business segments follows:

In thousands	NAO	EO	Other Segments*	Inter-segment Eliminations	Total Segments
Year ended December 31, 2000:
Revenues	$579,588	$267,483	$20,813	$(10,405)	$857,479
Segment profit	55,027	9,394	279	—	64,700
Depreciation and amortization	15,832	9,482	393	—	25,707
Identifiable assets	253,163	149,539	53,912	(16,893)	439,721
Investment in equity affiliates	—	—	4,376	—	4,376
Capital expenditures	30,814	11,047	875	—	42,736
Year ended December 31, 1999 (Unaudited):
Revenues	$556,202	$276,369	$71,472	$(6,129)	$897,914
Segment profit	57,697	9,263	(2,982)	—	63,978
Six months ended December 31, 1999:
Revenues	$263,458	$135,633	$25,990	$(3,440)	$421,641
Segment profit	24,913	6,998	(1,203)	—	30,708
Depreciation and amortization	7,014	5,211	66	—	12,291
Identifiable assets	235,934	142,947	39,125	(12,077)	405,929
Investment in equity affiliates	—	—	2,903	—	2,903
Capital expenditures	15,607	5,184	733	—	21,524
Six months ended January 2, 1999 (Unaudited):
Revenues	$254,786	$139,978	$35,595	$(1,663)	$428,696
Segment profit	20,772	5,128	(775)	—	25,125
Fiscal year ended July 3, 1999:
Revenues	$547,531	$280,714	$81,077	$(4,353)	$904,969
Segment profit	53,557	7,394	(2,555)	—	58,396
Depreciation and amortization	12,799	9,796	(387)	—	22,208
Identifiable assets	211,351	139,324	33,192	(9,612)	374,255
Investment in equity affiliates	—	—	11,291	—	11,291
Capital expenditures	38,871	13,598	3,068	—	55,537
Fiscal year ended June 27, 1998:
Revenues	$477,518	$261,635	$27,628	$(3,470)	$763,311
Segment profit	45,768	12,058	4,504	—	62,330
Depreciation and amortization	12,389	10,321	(682)	—	22,028
Identifiable assets	202,784	146,342	20,277	(5,423)	363,980
Investment in equity affiliates	—	—	16,730	—	16,730
Capital expenditures	28,531	14,257	1,552	—	44,340

* Other Segments category includes the Company's automotive joint ventures.

	Years Ended		Six Months Ended		Fiscal Years Ended
In thousands	December 31, 2000	(Unaudited) December 31, 1999	December 31, 1999	(Unaudited) January 2, 1999	July 3, 1999	June 27, 1998
Segment profit from reportable segments	$64,421	$66,960	$31,911	$25,900	$60,951	$57,826
Segment profit from other segments	279	(2,982)	(1,203)	(775)	(2,555)	4,504
Interest, net	(5,882)	(5,626)	(2,144)	(3,830)	(7,311)	(7,787)
Depreciation and amortization	(26,327)	(22,395)	(12,674)	(13,125)	(22,847)	(22,600)
Restructuring and other (charges) credits	3,796	(8,777)	—	—	(8,777)	(3,468)
Gain on sale of equity investments	352	23,588	18,458	368	5,498	4,598
Gain on formation of joint venture	—	2,000	—	—	2,000	—
Corporate and other expenses*	(13,000)	(15,213)	(7,211)	(9,263)	(17,266)	(13,894)

Income before taxes on income	$23,639	$37,555	$27,137	$(725)	$9,693	$19,179

* Corporate and other expenses category includes centralized corporate functions such as advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

In thousands	December 31, 2000	December 31, 1999
Identifiable Assets:
Total assets of reportable segments	$402,702	$378,881
Total assets of other segments	53,912	39,125
Elimination of intersegment receivables	(16,893)	(12,077)
Corporate and other assets*	24,298	22,934

Total Consolidated Assets	$464,020	$428,863

* Corporate and other assets category includes tax-related assets, fixed assets related to centralized corporate and advanced research functions, consisting primarily of buildings and equipment, capitalized costs and financial assets.

The following summarizes the Company's sales by product line:

		Six Months Ended December 31, 1999	Fiscal Years Ended
	Year Ended December 31, 2000
In thousands			July 3, 1999	June 27, 1998
Mirror systems and components	$434,493	$203,534	$414,981	$355,823
Modular window systems	328,140	161,594	335,345	286,470
Interior lighting and trim	11,503	21,806	73,626	42,175
Handle products	45,871	19,273	57,318	51,251
Other products	37,472	15,434	23,699	27,592

	$857,479	$421,641	$904,969	$763,311

Sales to major automobile manufacturers as a percentage of the Company's net sales follows:

			Fiscal Years Ended
		Six Months Ended December 31, 1999
	Year Ended December 31, 2000
			July 3, 1999	June 27, 1998
Ford	27%	28%	24%	27%
DaimlerChrysler	19	21	21	20
General Motors	7	8	6	5
Honda	7	7	7	8
BMW	7	6	6	7
Volkswagen	7	6	6	6

	74%	76%	70%	73%

A summary of the Company's operations by geographic area follows and does not include sales of joint ventures in which the Company holds a non-controlling ownership interest:

			Fiscal Years Ended
	Year Ended December 31, 2000	Six Months Ended December 31, 1999
In thousands			July 3, 1999	June 27, 1998
Revenues:
North American:
United States	$464,321	$223,791	$482,062	$420,544
Export:
Americas	115,511	53,754	122,513	76,433
Asia	8,994	4,853	6,847	3,313
Europe	45	488	1,355	2,002
Other	461	140	386	350

	589,332	283,026	613,163	502,642
Germany	137,443	79,329	177,196	173,857
Ireland	71,664	30,431	61,682	43,245
Other Foreign	59,040	28,855	52,928	43,567

	$857,479	$421,641	$904,969	$763,311

In thousands	December 31, 2000	December 31, 1999
Long-Lived Assets:
United States	$139,992	$125,750
Germany	41,797	44,437
Ireland	10,145	9,563
Other Foreign	22,994	19,400

	$214,928	$199,150

5.  RESTRUCTURING AND OTHER CHARGES

In February 1999, the Company announced a European restructuring plan ("the 1999 plan") based on a strategy to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a more customer focused structure, 2) consolidating two of the German manufacturing facilities, 3) implementing throughout Europe the Donnelly Production System, the Company's approach to lean manufacturing processes and

4) re-aligning sales and engineering functions throughout Europe. An $8.8 million pre-tax restructuring charge, or $3.5 million at net income, was recorded for the 1999 plan, including $1.4 million for the impairment of assets and $7.4 million for anticipated incremental cash expenditures for the severance and voluntary retirement programs for approximately 200 production, production support, sales and engineering employees. In May 1997, the Company had recorded a $10.0 million pre-tax restructuring charge, or $4.0 million at net income, for the elimination of redundant operations, as well as, outsourcing of inefficient operations in Europe ("the 1997 plan"). A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the 1997 plan. The Company included the remaining actions of the 1997 plan in the 1999 plan. As of December 31, 2000, the Company had terminated 197 employees under the combined plans. In addition, the Company has experienced a net reduction of approximately 76 employees through normal attrition.

The Company also funded approximately $3.1 million of capital expenditures for the construction of shipping and warehousing facilities associated with actions in support of the combined plans. These costs do not qualify as restructuring within the technical accounting guidelines and therefore were included in the Company's capital expenditures.

As required by the generally accepted accounting principles for restructuring charges, the Company reduced its restructuring reserve by $3.8 million pre-tax, or $1.6 million at net income, in the fourth quarter of 2000. The reduction is attributable to (i) savings associated with higher than anticipated voluntary employee attrition and (ii) continuing developments within the market and the operations, which have made the outcome uncertain for some aspects of the combined plans. The ending reserve balance of $3.2 million represents the costs associated with the remaining planned actions expected to be substantially completed during 2001. While the Company believes that further restructuring actions may be appropriate in Europe and it continues to evaluate these operations for improvements, the assessment of possible actions has not yet been completed.

Details of the European restructuring reserves are as follows:

In thousands	Severance and Benefits	Asset Impairment	Restructuring Total
1997 plan	$9,965	$—	$9,965
1999 plan	7,426	1,351	8,777
1998 reserve reduction	(1,117)	—	(1,117)
2000 reserve reduction	(3,448)	(348)	(3,796)
Amounts utilized	(8,172)	(530)	(8,702)
Impact of foreign currency changes	(1,775)	(121)	(1,896)

Accrued Restructuring Costs at December 31, 2000	$2,879	$352	$3,231

Other

In the fourth quarter of 1998, the Company recognized a $3.5 million pre-tax charge against operating income, or $2.3 million, after-tax, due to the cancellation of a customer order at Optics, relating to market dynamics in the digital imaging sector of the computer industry. The charge primarily consisted of a write-off of tooling and other current assets and severance of approximately 25 manufacturing and administrative personnel. The severance cash payments were completed in the second quarter of 1999. This business was merged into a new company in the second quarter of 1999, (see Note 3).

6.  INVENTORIES

Inventories consist of:

In thousands	December 31, 2000	December 31, 1999
Finished products and work in process	$18,124	$14,882
Raw materials	37,809	35,510

	$55,933	$50,392

7.  DEBT AND OTHER FINANCING ARRANGEMENTS

Debt consists of:

In thousands	December 31, 2000	December 31, 1999
Borrowings under revolving credit agreements at 7.28% and 4.72%	$78,031	$42,468
Senior Notes:
6.67%, due 2003, principal payable in semi-annual installments of $1,750	6,250	9,750
7.22%, due 2004, principal payable in semi-annual installments of $1,750	9,750	13,250
6.70%, due 2005, principal payable in semi-annual installments of $2,333	17,667	20,000
Industrial revenue bonds:
Adjustable rates (4.84% at December 31, 2000 and 4.73% at December 31, 1999) due in 2008-2010	9,500	9,500
8.13%, due in 2012	5,000	5,000
Other	6,500	7,509

Total	132,698	107,477
Less current maturities	90	94

	$132,608	$107,383

The Company has an unsecured $160 million multi-currency global revolving credit agreement which bears interest, at the election of the Company, at a floating rate under one of three alternative elections. A variable facility fee, currently at 0.125%, is paid on the credit line. This revolving credit agreement terminates in September 2002, at which time the Company may extend for one-year periods with the consent of all the participating banks.

The $9.5 million industrial revenue bonds are secured by letters of credit which expire in 2002. All industrial revenue bonds are collateralized by the purchased land, building and equipment. The senior notes are unsecured.

The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At December 31, 2000, the Company was in compliance with all related covenants. Retained earnings available for dividends at December 31, 2000, are $24 million.

Certain maturities are generally classified as long-term due to the intent to refinance these under the revolving credit agreement. Annual principal maturities consist of:

Year ending In thousands	Amount
2001	$90
2002	22,545
2003	53,619
2004	37,892
2005	2,066
2006 and thereafter	16,486

$132,698

Interest payments of $7.0 million, $4.1 million, $7.8 million and $8.6 million were made in 2000, the six-month period ended December 31, 1999, and years 1999 and 1998, respectively.

8.  ACCOUNTS RECEIVABLE SECURITIZATION

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. The agreement expires in December 2001, however, it is renewable for one-year periods at the option of the Company and with the consent of bank participants. The Company expects to extend the current agreement or replace it on comparable terms. At December 31, 2000, and December 31, 1999, a $38.5 million and $38.9 million interest, respectively, had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

9.  FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates and accordingly accounts for them on a hedging rather than trading basis. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material. At December 31, 2000, and December 31, 1999, the Company had interest rate swaps with an aggregate notional amount of $15 million and $30 million, respectively. These effectively converted $15 million and $30 million of the Company's variable interest rate debt to fixed rates at December 31, 2000, and December 31, 1999, respectively. The Company is currently paying a weighted-average fixed rate of 7.49%, calculated on the notional amounts. These swap agreements have varied expirations through 2003. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties, and thus are not a measure of the exposure to the Company through its use of these instruments. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

The Company entered into foreign exchange contracts to hedge against changes in foreign currency exchange rates for the benefit of its Irish subsidiaries. Foreign exchange contracts outstanding were $1.4 million and $2.0 million at December 31, 2000, and December 31, 1999, respectively. The foreign exchange contracts require the Company to exchange foreign currencies for Irish punts and generally mature within twelve months. Deferred gains and losses are included on a net basis in the Company's combined consolidated financial statements as either other assets or other liabilities and are recognized in income as part of a sale transaction when it is recognized.

The carrying value and estimated fair value of all financial instruments in which the fair value differs from carrying value at December 31, 2000, and December 31, 1999, are as follows:

	December 31, 2000		December 31, 1999
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term, fixed-rate debt	$38,667	$39,394	$48,000	$47,836
Derivatives:
Interest rate swaps	—	(401)	—	(230)
Foreign exchange contracts	—	172	—	(134)

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. SFAS No. 133 is effective for the Company on January 1, 2001. The Company does not expect the implementation of this new standard to have a material impact on its results of operations or financial position.

10.  BENEFIT PLANS

A.
Pension Benefits

The Company sponsors defined benefit pension plans covering substantially all domestic employees and employees at the Company's Donnelly Mirrors Limited facility in Ireland. Pension costs for the plans are funded in amounts that equal or exceed regulatory requirements. Plan assets are primarily corporate equity and debt securities.

Assumptions used in determining net periodic pension cost are as follows:

			Fiscal Years Ended
		Six Months Ended December 31, 1999
	Year Ended December 31, 2000
			July 3, 1999	June 27, 1998
Discount rate	8.00%	7.50%	7.00%	7.75%
Compensation increase	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	9.50%	9.50%	9.50%	9.50%
In thousands:
Service cost	$4,355	$2,371	$5,085	$4,284
Interest cost	7,069	3,343	6,459	5,881
Expected return on plan assets	(7,725)	(3,727)	(7,087)	(6,023)
Net amortization and deferral	(684)	(147)	(175)	84

Net periodic benefit cost	$3,015	$1,840	$4,282	$4,226

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status:

In thousands	Year Ended December 31, 2000	Six Months Ended December 31, 1999
Change in benefit obligation
Benefit obligation at beginning of period	$86,278	$91,314
Service cost	4,355	2,371
Interest cost	7,069	3,343
Plan participants' contributions	103	81
Actuarial losses (gains)	10,492	(9,850)
Foreign exchange rate changes	(592)	(121)
Benefits paid	(1,999)	(860)

Benefit obligation at end of period	$105,706	$86,278

Change in plan assets
Fair value of plan assets at beginning of period	$86,326	$82,811
Actual return on plan assets	685	4,533
Foreign exchange rate changes	(1,149)	(270)
Plan participants' contributions	168	81
Benefits paid	(2,087)	(829)

Fair value of plan assets at end of period	$83,943	$86,326

Funded status	$(21,763)	$48
Unrecognized net actuarial (gain)	(359)	(19,066)
Unrecognized transition obligation	38	123
Unrecognized prior service cost	(3,851)	(4,115)

Accrued benefit cost	$(25,935)	$(23,010)

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

Assumptions used in determining net periodic postretirement benefit cost are as follows:

			Fiscal Years Ended
		Six Months Ended December 31, 1999
	Year Ended December 31, 2000
			July 3, 1999	June 27, 1998
Discount rate	8.00%	7.50%	7.00%	7.75%
Health care cost trend(a)	7.00%	7.00%	8.00%	9.00%
In thousands
Service cost	$581	$318	$650	$504
Interest cost	1085	497	938	977
Amortization of transition obligation over 22 periods	360	180	360	360
Net other amortization	10	15	30	9

Net periodic benefit cost	$2,036	$1,010	$1,978	$1,850

(a)
Gradually declining to 6.5% in 2004 and remaining level thereafter.

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status:

In thousands	Year Ended December 31, 2000	Six Months Ended December 31, 1999
Change in benefit obligation
Benefit obligation at beginning of period	$13,185	$13,276
Service cost	581	318
Interest cost	1,085	497
Actuarial (gains) losses	1,065	(812)
Benefits paid	(200)	(94)

Benefit obligation at end of period	$15,716	$13,185

Funded status	$(15,716)	$(13,185)
Unrecognized net actuarial (gain) loss and prior service cost	(98)	(1,152)
Unrecognized transition obligation	5,221	5,581

Accrued benefit cost	$(10,593)	$(8,756)

The assumed health care cost trend rates have a significant effect on the amounts reported. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands	1% Increase	1% Decrease
Effect on service and interest cost components	$124	$(146)
Effect on postretirement benefit obligation	$845	$(934)

11.  TAXES ON INCOME

		Six Months Ended December 31, 1999	Fiscal Years Ended
	Year Ended December 31, 2000
In thousands			July 3, 1999	June 27, 1998
Income before taxes on income consists of:
Domestic	$21,432	$29,026	$27,877	$21,967
Foreign	2,207	(1,889)	(18,184)	(2,788)

	$23,639	$27,137	$9,693	$19,179

Tax expense (benefit) consists of:
Current:
Domestic	$406	$9,919	$1,243	$828
Foreign	1,899	289	1,840	79

	$2,305	$10,208	$3,083	$907

Deferred:
Domestic	$4,534	$1,156	$5,484	$5,025
Foreign	754	(1,785)	(7,034)	(879)

	5,288	(629)	(1,550)	4,146

	$7,593	$9,579	$1,533	$5,053

The difference between the Company's income tax provision and the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

			Fiscal Years Ended
		Six Months Ended December 31, 1999
	Year Ended December 31, 2000
			July 3, 1999	June 27, 1998
Income taxes at federal statutory rate	35%	35%	34%	35%
Impact of:
Tax asset adjustment for rate change	14	—	—	—
Available tax credits	(1)	—	(9)	(6)
Foreign subsidiary earnings	(7)	1	5	(2)
Export sale tax benefits	(11)	(2)	(14)	(4)
Other	2	1	—	3

Effective tax rate	32%	35%	16%	26%

Income taxes paid (in thousands)	$8,237	$10,584	$1,506	$2,164

The tax rate in Germany decreased by approximately 10 percentage points during the fourth quarter of 2000. As a result of this change, the related deferred tax assets and net income were reduced by $2.3 million.

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

In thousands	December 31, 2000	December 31, 1999
Fixed assets	$(18,680)	$(13,779)
Retirement plans	9,396	8,146
Postretirement benefits	3,778	3,065
Loss carryforwards	13,472	14,641
Accrued expenses and other	(10,141)	(9,481)
Valuation allowance	(889)	(850)

Net deferred tax asset (liability)	$(3,064)	$1,742

Deferred taxes are classified in the accompanying balance sheets as follows:

In thousands	December 31, 2000	December 31, 1999
Current income tax asset	$4,498	$2,594
Non-current income tax asset	12,306	13,366
Non-current income tax liability	(19,868)	(14,218)

Net deferred tax asset (liability)	$(3,064)	$1,742

At December 31, 2000, the Company has $45.5 million of consolidated net operating loss carryforwards, which do not expire.

12.  PREFERRED STOCK AND COMMON STOCK

Each share of 7 1/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders' meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at December 31, 2000. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. Additionally, there are 1,000,000 authorized shares of series preferred stock, no par value with none outstanding.

Each share of Class A Common Stock and Class B Common Stock is entitled to one vote and ten votes, respectively, at all shareholders' meetings. The holders of Class A Common Stock are entitled to elect one quarter of the members of the Board of Directors. The remaining directors are elected by the holders of Class B Common Stock and any preferred stock entitled to vote.

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

		Six Months Ended December 31, 1999	Fiscal Years Ended
	Year Ended December 31, 2000
In thousands, except per share data			July 3, 1999	June 27, 1998
Net income	$18,456	$18,031	$10,592	13,009
Less: Preferred stock dividends	(40)	(20)	(40)	(40)

Income available to common stockholders	$18,416	$18,011	$10,552	$12,969

Weighted-average shares	10,168	10,139	10,091	9,961
Plus: Effect of dilutive stock options	14	31	29	111

Adjusted weighted-average shares	10,182	10,170	10,120	10,072

Basic earnings per share	$1.81	$1.78	$1.05	$1.30

Diluted earnings per share	$1.81	$1.77	$1.04	$1.29

13.  STOCK PURCHASE AND OPTION PLANS

The Company's 1998 Employees' Stock Purchase Plan permits the purchase in an aggregate amount of up to 300,000 shares of Class A Common Stock. Eligible employees may purchase stock at market value, or 85% of market value up to a maximum of $25,000 per employee in any calendar year. The Company issued 31,038 shares in 2000, 16,287 shares in the six-month period ended December 31, 1999, and 14,182 shares in 1999 under this plan. The Company also issued 16,831 shares in 1999 and 18,963 shares in 1998 under a previous plan.

The Company's Stock Option Plans permit the granting of either non-qualified or incentive stock options to certain key employees and directors to purchase an aggregate amount of up to 975,000 shares of the Company's Class A Common Stock. The options granted under the 1987 and 1997 Employee Option Plans and Non-employee Director Stock Option Plan become exercisable twelve months after date of grant and expire ten years after the date of grant. The options granted under the 1998 Employee Stock Option Plan become exercisable in three equal annual installments, beginning twelve months after the date of grant and expire ten years after the date of grant. Although the plan administrator may establish the non-qualified option price at below market value at the date of grant, incentive stock options may be granted only at prices not less than the market value. At December 31, 2000, 579,629 options were available for grant.

A summary of the Company's stock option activity and related information follows:

In thousands, except per share data	Shares Under Option	Weighted- Average Exercise Price Per Share
Outstanding at June 28, 1997	523	$12.45

Exercisable at June 28, 1997	426	12.05

Granted in fiscal 1998	164	21.94
Exercised	(171)	10.64
Canceled	(18)	20.42

Outstanding at June 27, 1998	498	15.92

Exercisable at June 27, 1998	350	13.34

Granted in fiscal 1999	123	16.98
Exercised	(35)	9.75
Canceled	(23)	19.81

Outstanding at July 3, 1999	563	16.38

Exercisable at July 3, 1999	441	16.21

Granted in the six-month period ended December 31, 1999	161	15.44
Exercised	(2)	8.48
Canceled	(5)	16.97

Outstanding at December 31, 1999	717	16.19

Exercisable at December 31, 1999	559	16.40

Granted in fiscal 2000	87	12.40
Exercised	(9)	9.96
Canceled	(45)	16.48

Outstanding at December 31, 2000	750	15.80

Exercisable at December 31, 2000	580	$16.35

			Weighted-Average
	Number of Options		Option Price
					Remaining Contractual Life
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable
$8.48 - $14.938	333	250	$13.16	$13.41	5.25 yrs
$15.44 - $22.69	417	330	$17.92	$18.58	7.08 yrs

Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its stock awards using the fair value method consistent with SFAS No. 123 and had recognized compensation expense. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.15%, 6.52%, 6.07% and 5.45%; dividend yield of 2.9%, 2.6%, 2.5% and 2.06%; expected market price volatility factors of 0.319, 0.313, 0.316 and 0.311; and an expected option life of seven years, for 2000, the six-month period ended December 31, 1999, and the fiscal years ended July 3, 1999, and June 27, 1998, respectively.

The weighted-average, grant-date fair value of options were $3.80, $5.28, $5.76 and $7.53 for stock options granted in 2000, the six-month period ended December 31, 1999, and the fiscal years ended July 3, 1999; and June 27, 1998; respectively.

Pro forma information under SFAS No. 123 is as follows:

		Six Months Ended December 31, 1999	Fiscal Years Ended
	Year Ended December 31, 2000
In thousands, except per share data			July 3, 1999	June 27, 1998
Net income:
As reported	$18,456	$18,031	$10,592	$13,009
Pro forma	18,065	17,659	9,748	11,976
Basic net income per share of common stock:
As reported	$1.81	$1.78	$1.05	$1.30
Pro forma	1.77	1.74	0.96	1.20
Diluted net income per share of common stock:
As reported	$1.81	$1.77	$1.04	$1.29
Pro forma	1.77	1.73	0.96	1.19

14.  COMMITMENTS AND CONTINGENCIES

A. Litigation

On October 5, 2000, the Company filed a complaint against Reitter & Schefenacker USA Limited Partnership and Reitter & Schefenacker GmbH & Co., KG in the U.S. District Court for the Western District of Michigan. The complaint alleges that the defendants have infringed three of the Company's patents relating to interior rearview mirror assemblies incorporating lighting features. The complaint seeks unspecified damages and an injunction against further infringement. Defendant Reitter & Schefenacker USA Limited Partnership has filed an answer denying infringement and alleging that the patents at issue are invalid and/or unenforceable. Defendant Reitter & Schefenacker GmbH & Co., KG has not yet filed an answer but has stated that it intends to assert that it is not subject to the jurisdiction of the court.

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

B. Other

As of December 31, 2000, the Company had capital expenditure purchase commitments outstanding of approximately $11.2 million.

The Company provides a guarantee for $7.1 million in municipal funding for one of the Company's manufacturing facilities in Michigan.

15.  LEASES

Future minimum lease payments, excluding renewal options, consist of:

Year ending In thousands	Capital Leases	Operating Leases
2001	$168	$4,484
2002	50	3,316
2003	8	2,092
2004	—	1,464
2005	—	829
2006 and thereafter	—	101

Total minimum lease payments	226	$12,286

Less amount representing interest and other	(11)

Present value of net minimum lease payments	$215

The company has operating leases for office, warehouse, and manufacturing facilities and manufacturing equipment. Rental expense charged to operations amounted to approximately $4.5 million, $5.2 million, and $4.3 million for 2000, 1999, and 1998, respectively, and approximately $2.4 million for the six months ended December 31, 1999. In 1998, the company entered into an agreement for the sale and leaseback of newly installed injection molding equipment. The equipment was sold at cost and no gain or loss was recognized on the transaction. The lease has an effective 6.4% fixed interest rate and a 40% balloon for the Company's option to purchase the equipment after the full seven-year term and is classified as an operating lease.

16.  COMMON STOCK PRICE PER SHARE—UNAUDITED

The Company's common stock is traded on the New York Stock Exchange under the Symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

	Year Ended December 31, 2000		Six Months Ended December 31, 1999		Fiscal Year Ended July 3, 1999
Quarter	High	Low	High	Low	High	Low
First	$14.19	$11.75	$17.25	$14.00	$18.88	$14.13
Second	15.00	11.75	15.13	13.00	16.00	12.50
Third	15.90	12.25	—	—	15.25	12.13
Fourth	15.25	11.55	—	—	17.50	12.88

17.  QUARTERLY FINANCIAL DATA—UNAUDITED

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Year ended December 31, 2000:
Net sales	$237,404	$227,492	$192,684	$199,899	$857,479
Gross profit	41,280	38,794	25,328	31,574	136,976
Operating income (loss)	10,949	9,848	(2,387)	7,741	26,151
Net income	6,774	7,137	631	3,914	18,456
Basic net income per share	0.67	0.70	0.06	0.38	1.81
Diluted net income per share	0.67	0.70	0.06	0.38	1.81
Dividends declared per share of common stock	0.10	0.10	0.10	0.10	0.40
Six months ended December 31, 1999:
Net sales	$208,917	$212,724	—	—	$421,641
Gross profit	29,472	35,086	—	—	64,558
Operating income	2,824	7,970	—	—	10,794
Net income	9,923	8,108	—	—	18,031
Basic net income per share	0.98	0.80	—	—	1.78
Diluted net income per share	0.97	0.80	—	—	1.77
Dividends declared per share of common stock	0.10	0.10	—	—	0.20
Fiscal year ended July 3, 1999:
Net sales	$189,603	$239,093	$233,154	$243,119	$904,969
Gross profit	26,761	35,089	37,963	34,503	134,316
Operating income	(1,112)	3,310	(944)	6,847	8,101
Net income	(1,990)	1,451	3,820	7,311	10,592
Basic net income per share	(0.20)	0.14	0.38	0.72	1.05
Diluted net income per share	(0.20)	0.14	0.38	0.72	1.04
Dividends declared per share of common stock	0.10	0.10	0.10	0.10	0.40
Fiscal year ended June 27, 1998:
Net sales	$165,176	$194,800	$193,658	$209,677	$763,311
Gross profit	27,973	33,580	32,649	36,430	130,632
Operating income	3,090	6,378	6,674	4,232	20,374
Net income	986	5,169	3,373	3,481	13,009
Basic net income per share	0.10	0.52	0.34	0.35	1.30
Diluted net income per share	0.10	0.51	0.33	0.34	1.29
Dividends declared per share of common stock	0.10	0.10	0.10	0.10	0.40

See Management's Discussion and Analysis of Results of Operations and Financial Condition for discussion of the Company's results of operations and Notes 3, 5 and 11 for a discussion of the impact of certain transactions on the quarterly results of operations.

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

/s/ DWANE BAUMGARDNER

J. Dwane Baumgardner, Ph.D.
Chairman, Chief Executive Officer and President

/s/ SCOTT E. REED

Scott E. Reed
Group President—Electronic Systems, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

DONNELLY CORPORATION
HOLLAND, MICHIGAN

We have audited the combined consolidated balance sheets of Donnelly Corporation and subsidiaries as of December 31, 2000, and 1999, and the related combined consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2000, the six-month period ended December 31, 1999, and each of the two years for the periods ended July 3, 1999, and June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Donnelly Corporation and subsidiaries as of December 31, 2000, and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the six-month period ended December 31, 1999, and each of the two years for the periods ended July 3, 1999, and June 27, 1998, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the combined consolidated financial statements, the Company changed its method of accounting for start-up and organization costs effective July 4, 1999.

/s/ BDO SEIDMAN

BDO Seidman, LLP Grand Rapids, Michigan February 8, 2001, except Note 3, which is dated February 26, 2001

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant.  Information relating to the directors and director nominees of the Registrant contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 2001, and to be filed pursuant to Regulation 14A, is incorporated by reference.

Executive Officers of the Registrant.  Information relating to the executive officers of the Registrant is included under Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 2001, and the information within those sections is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Voting Securities and Principal Holders Thereof," "Nominees for Election as Directors" and "Securities Ownership of Management" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held May 11, 2001, and the information within those sections is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held May 11, 2001, and the information within that section is incorporated by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
DOCUMENTS FILED AS PART OF THIS REPORT

1.
Financial Statement Schedules. The following are included in Part IV of this report for the year ended December 31, 2000, six-month period ended December 31, 1999, and for the years ended July 3, 1999 and June 27, 1998, as applicable:

Page
Report of Independent Certified Public Accountants on Financial Statement Schedule	71
Schedule II, Valuation and Qualifying Accounts	72

  All other schedules are not submitted because they are not applicable or because the required information is included in the Combined Consolidated Financial Statements or notes thereto.

2.
Exhibits. Reference is made to the Exhibit Index, which is found on the last two pages of the body of this Form 10-K preceding the exhibits.

(b) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the year ended December 31, 2000.

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

DONNELLY CORPORATION
By:	/s/ J. DWANE BAUMGARDNER J. Dwane Baumgardner Chairman, Chief Executive Officer and President

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

/s/ J. DWANE BAUMGARDNER J. Dwane Baumgardner Chairman, Director, Chief Executive Officer and President	/s/ SCOTT E. REED Scott E. Reed Group President—Electronic Systems, Chief Financial Officer and Chief Accounting Officer
/s/ JOHN A. BORDEN John A. Borden Director	/s/ ARNOLD F. BROOKSTONE Arnold F. Brookstone Director
/s/ B. PATRICK DONNELLY III B. Patrick Donnelly III Director	/s/ JOAN E. DONNELLY Joan E. Donnelly Director
/s/ R. EUGENE GOODSON R. Eugene Goodson Director	/s/ THOMAS E. LEONARD Thomas E. Leonard Director
/s/ GERALD T. MCNEIVE JR. Gerald T. McNeive Jr. Director	/s/ RUDOLPH B. PRUDEN Rudolph B. Pruden Director
/s/ DONALD R. UHLMANN Donald R. Uhlmann Director

DATE: March 26, 2001
Donnelly Corporation
Annual Report—Form 10-K

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

DONNELLY CORPORATION
HOLLAND, MICHIGAN

The audits referred to in our report dated February 8, 2001, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which is included in Item 8 of this Form 10-K for the year ended December 31, 2000, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO SEIDMAN, LLP

BDO Seidman, LLP Grand Rapids, Michigan February 8, 2001

DONNELLY CORPORATION

SCHEDULE II

VALUATION AND QUALIYING ACCOUNTS

Changes in Reserve for uncollectible accounts and sales returns and allowances:

Period Ended In thousands	December 31, 2000	December 31, 1999	July 3, 1999
Balance at beginning of period	$2,449	$1,665	$1,095
Increase due to potentially uncollectible receivables	160	685	662
Increase due to consolidation of subsidiary		90
Decrease due to significant recoveries*	(491)
Decrease due to write-off of bad debts	(154)
Decrease due to merger of subsidiary into non-consolidated joint venture			(100)
Impact of foreign currency changes	(133)
Miscellaneous	6	9	8

Balance at end of period	$1,837	$2,449	$1,665

*
Significant recoveries related to process improvements in accounts receivable management which has substantially reduced exposure for overdue receivables.

ANNUAL REPORT—FORM 10-K

Exhibit Index

3.	Articles of Incorporation and Bylaws are incorporated by reference to Exhibit 3.1 and 3.2 of Registrant's Registration Statement on Form S-1, as amended, dated March 9, 1988, (Registration No. 33-17167) ("S-1 Registration Statement").
4.	A specimen stock certificate of the Class A Common Stock was filed as part of Form 10-K for the fiscal year ended June 28, 1997, as Exhibit 4 and is hereby incorporated herein by reference.
10.1	Multi Currency Revolving Credit Loan Agreement was filed as part of Form 10-QA for the quarter ended September 16, 1997, as Exhibit 10.1 and is hereby incorporated herein by reference. Amendment dated September 1999, to the Multi Currency Revolving Credit Loan Agreement dated as of September 16, 1997, as amended, by and among Donnelly Corporation, Donnelly Hohe GmbH & Co. KG, the borrowing subsidiaries party thereto, the banks named herein, and Bank One, Michigan, as agent for the banks was filed as part of Form 10-Q for the quarter ended October 2, 1999, as Exhibit 10.2 and is hereby incorporated herein by reference.
10.2	Nationwide Life Insurance Company Debt Agreement was filed as part of Form 10-K for the fiscal year ended July 1, 1995, as Exhibit 10.1 and is hereby incorporated herein by reference.
10.3	An English language summary of an Acquisition Agreement and related documents written in German between the Registrant, Donnelly GmbH, Donnelly Hohe GmbH & Co. KG ("Hohe") and other related parties, dated May 25, 1995, was filed as Exhibit 2 to a Form 8-K dated June 9, 1995, and is hereby incorporated herein by reference. An English language translation of an Amendment to the Acquisition Agreement was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 28, 1998, and is hereby incorporated herein by reference.
10.4	Nationwide Life Insurance Company Debt Agreement was filed as part of Form 10-K for the fiscal year ended July 2, 1994, as Exhibit 10.1 and is hereby incorporated herein by reference.
10.5	The Principal Mutual Debt Agreement was filed as part of Form 10-K for the fiscal year ended July 3, 1993, as Exhibit 10.2 and is hereby incorporated herein by reference.
10.6	The form of Indemnity Agreement between Registrant and each of its directors was filed as a part of a Registration Statement on Form S-1 (Registration No. 33-17167) as Exhibit 10.8, and the same is hereby incorporated herein by reference.
10.7	The Donnelly Corporation Stock Option Plan was filed as part of a Registration Statement on Form S-1 (Registration No. 33-17167) as Exhibit 10.9, and the same is hereby incorporated herein by reference.
10.8	The Donnelly Corporation 1987 Employees' Stock Purchase Plan, including amendments was originally filed as part of a Registration Statement on Form S-8 (Registration No. 33-34746) as Exhibit 28.1, and has been subsequently amended and filed as part of Form 10-Q for the quarter ended September 27, 1997, as Exhibit 10.2 and both such exhibits are hereby incorporated herein by reference.
10.9	The Donnelly Corporation Amended and Restated Non Employee Director's Stock Option Plan.
10.10	The Donnelly Corporation Executive Compensation Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.11 and is hereby incorporated by reference.
10.11	The Donnelly Corporation Amended and Restated Unfunded Deferred Director Fee Plan.
10.12	The Donnelly Corporation Pension Plan for Outside Directors was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.13 and is hereby incorporated by reference.
10.13	The Donnelly Corporation Supplemental Retirement Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.14 and is hereby incorporated by reference.

10.14	The Amended Donnelly Corporation Deferred Compensation Plan was filed as part of Form 10-Q for the quarter ended September 30, 2000, as Exhibit 10.1 and is hereby incorporated by reference.
10.15	Letter from Donnelly Corporation to Mr. Donn Viola dated July 12, 1996, as modified on July 22, 1996, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.17 and is hereby incorporated by reference.
10.16	Letter from Donnelly Corporation to Mr. Russell Scaffede dated September 15, 1995, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.18 and is hereby incorporated by reference.
10.17	An English language summary of the Security Pooling Agreement written in German between the Registrant and Donnelly Hohe GmbH & Co. KG dated September 15, 1995, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.19 and is hereby incorporated by reference.
10.18	Receivables Purchase Agreement among Donnelly Receivables Corporation, Falcon Asset Securitization Corporation and the First National Bank of Chicago dated as of November 14, 1996, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.20 and is hereby incorporated by reference.
10.19	The Donnelly Corporation 1997 Employee Stock Option Plan was filed as part of a Registration Statement on Form S-8 on November 25, 1997, (Registration No. 333-40987) as Exhibit 4, and the same is hereby incorporated by reference.
10.20	Amended and Restated Operating Agreement for Donnelly Electronics, L.L.C., dated January 1, 1998, was filed as part of Form 10-K for the fiscal year ended June 27, 1998, as Exhibit 10.21 and is hereby incorporated by reference.
10.21	Agreement by and between Donnelly Electronics, L.L.C. and Donnelly Corporation, dated January 1, 1998, was filed as part of Form 10-K for the fiscal year ended June 27, 1998, as Exhibit 10.22 and is hereby incorporated by reference.
10.22	Letter from Donnelly Corporation to Mr. Scott Reed dated August 17, 1998, was filed as part of Form 10-K for the fiscal year ended June 27, 1998, as Exhibit 10.21 and is hereby incorporated by reference.
10.23	The Donnelly Corporation 401(k) Retirement Savings Plan (January 1, 1999, Restatement) was filed as part of Form 10-Q for the quarter ended April 3, 1999, as Exhibit 10.2 and is hereby incorporated by reference.
10.24	Agreement and Plan of Merger among Applied Image Group, Inc., Optics Acquisition, Inc., Donnelly Optics Corporation and Bruno Glavich was filed as an Exhibit to Form 8-K/A dated January 4, 1999, and is incorporated herein by reference.
10.25	The Donnelly Corporation 1998 Employee Stock Option Plan was filed as Exhibit A to the Proxy Statement for the October 16, 1998, Annual Meeting of Shareholders and is hereby incorporated by reference.
10.26	The Donnelly Corporation 1998 Employees' Stock Purchase Plan was filed as Exhibit B to the Proxy Statement for the October 16, 1998, Annual Meeting of Shareholders and is hereby incorporated by reference.
10.27	Joint Venture Agreement by and among Schott Corporation, Schott North America Manufacturing, Inc., Schott Glass and Donnelly Corporation dated as of April 5, 1999, and exhibits thereto, including the Limited Liability Company Agreement of Schott-Donnelly LLC Smart Glass Solutions dated as of April 5, 1999, the Schott Technology License Agreement dated as of April 5, 1999, and the Donnelly Technology License Agreement dated as of April 5, 1999, was filed as part of Form 10-K for the transition period dated July 4, 1999, to December 31, 1999, as Exhibit 10.28 and is hereby incorporated by reference.

10.28	Redemption and Purchase Agreement dated September 1999, by and between Lear Corporation, Marlette JV Acquisition Corporation, Donnelly Corporation and Lear Donnelly Overhead Systems, LLC was filed as part of Form 10-Q for the quarter ended October 2, 1999, as Exhibit 10.1 and is hereby incorporated herein by reference.
10.29	Agreement dated December 16, 1999, between Lear Corporation and Donnelly Corporation regarding the purchase by Donnelly Corporation of the outstanding capital stock of Eurotrim was filed as part of Form 10-K for the transition period dated July 4, 1999, to December 31, 1999, as Exhibit 10.30 and is hereby incorporated by reference.
10.30	Amendment dated January 15, 2000, to the Multi Currency Revolving Credit Loan Agreement dated as of September 16, 1997, as amended, by and among Donnelly Corporation, Donnelly Hohe GmbH & Co. KG, the borrowing subsidiaries party thereto, the banks named therein, and Bank One, Michigan, as agent for the banks, was filed as part of Form 10-K for the transition period dated July 4, 1999 to December 31, 1999, as Exhibit 10.31 and is hereby incorporated by reference.
10.32	First amendment dated October 20, 2000, to the January 1, 1997, Donnelly Corporation Deferred Compensation Plan was filed as part of Form 10-Q for the quarter ended September 30, 2000, as Exhibit 10.1 and is hereby incorporated herein by reference.
10.33	Agreement and Plan of Merger among Donnelly Electronics, Inc., Donnelly Electronics Acquisition Corporation and Donnelly Corporation was filed as an Exhibit to Form 8-K dated March 13, 2001, and is incorporated herein by reference.
21	Schedule of Affiliates.
23	Consent of BDO Seidman, LLP, independent public accountants.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I.
  ITEM 1. BUSINESS
  FORWARD-LOOKING STATEMENTS
  ITEM 1(a) GENERAL DEVELOPMENT OF BUSINESS
  ITEM 1(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
  ITEM 1(c) NARRATIVE DESCRIPTION OF BUSINESS
  Automotive Rear-Vision Systems
  Modular Windows
  Handle Products
  Interior Lighting and Trim
  Non-Automotive Businesses
  Joint Ventures
  Repositioning Non-Core Businesses
  ITEM 1(d) INFORMATION ABOUT FOREIGN OPERATIONS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ADDITIONAL ITEM—EXECUTIVE OFFICERS OF THE REGISTRANT
  Senior Corporate and Executive Officers of Registrant.
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  FORWARD-LOOKING STATEMENTS
  OVERVIEW
  Mergers, Joint Ventures and Sale of Investments
  Restructuring
  RESULTS OF OPERATIONS
  Comparison of 2000 to calendar 1999
  North American Operations
  European Operations
  Company
  Comparison of the six-month periods ended December 31, 1999, and January 2, 1999
  North American Operations
  European Operations
  Company
  Comparison of 1999 to 1998
  North American Operations
  European Operations
  Company
  LIQUIDITY AND CAPITAL RESOURCES
  Recently Issued Accounting Standards
  Euro Conversion
  ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Interest Rate Sensitivity:
  Exchange Rate Sensitivity:
  Interest Rate Sensitivity:
  Exchange Rate Sensitivity:
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  INDEX TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS:
  DONNELLY CORPORATION AND SUBSIDIARIES
  COMBINED CONSOLIDATED STATEMENTS OF INCOME
  DONNELLY CORPORATION AND SUBSIDIARIES
  COMBINED CONSOLIDATED BALANCE SHEETS
  DONNELLY CORPORATION AND SUBSIDIARIES
  COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
  DONNELLY CORPORATION AND SUBSIDIARIES
  COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  DONNELLY CORPORATION AND SUBSIDIARIES
  COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
  NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS
  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  BASIS OF PRESENTATION
  USE OF ESTIMATES
  FOREIGN CURRENCY TRANSLATION
  REVENUE RECOGNITION
  CASH EQUIVALENTS
  INVENTORIES
  PRE-PRODUCTION COSTS
  PROPERTY, PLANT AND EQUIPMENT
  LONG-LIVED ASSETS
  WARRANTY RESERVES
  INCOME TAXES
  EARNINGS PER SHARE OF COMMON STOCK
  STOCK INCENTIVE PLANS
  FAIR VALUE OF FINANCIAL INSTRUMENTS
  COMPREHENSIVE INCOME
  CHANGE IN ACCOUNTING PRINCIPLE
  RECLASSIFICATIONS
  2. FISCAL YEAR END CHANGE
  COMBINED CONSOLIDATED STATEMENTS OF INCOME
  3. INVESTMENTS IN AND ADVANCES TO AFFILIATES
  4. NATURE OF OPERATIONS
  5. RESTRUCTURING AND OTHER CHARGES
  6. INVENTORIES
  7. DEBT AND OTHER FINANCING ARRANGEMENTS
  8. ACCOUNTS RECEIVABLE SECURITIZATION
  9. FINANCIAL INSTRUMENTS
  10. BENEFIT PLANS
  11. TAXES ON INCOME
  12. PREFERRED STOCK AND COMMON STOCK
  13. STOCK PURCHASE AND OPTION PLANS
  14. COMMITMENTS AND CONTINGENCIES
  A. Litigation
  B. Other
  15. LEASES
  16. COMMON STOCK PRICE PER SHARE—UNAUDITED
  17. QUARTERLY FINANCIAL DATA—UNAUDITED
  MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
DONNELLY CORPORATION SCHEDULE II VALUATION AND QUALIYING ACCOUNTS
  Changes in Reserve for uncollectible accounts and sales returns and allowances:
Exhibit Index