Form 10-Q
period 2001-03-31
DONNELLY CORP
filed 2001-05-15
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2001 Commission File Number 1-9716

DONNELLY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-0493110
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

49 West Third Street, Holland, Michigan	49423-2813
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(616) 786-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes     X           No

6,271,094 shares of Class A Common Stock and 4,098,314 shares of Class B Common Stock were outstanding as of April 30, 2001.

DONNELLY CORPORATION		Page
INDEX		Numbering

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Combined Consolidated Balance Sheets - March 31, 2001 and December 31, 2000	3
	Condensed Combined Consolidated Statements of Income - Three months ended March 31, 2001 and April 1, 2000	4
	Condensed Combined Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and April 1, 2000	5
	Notes to Condensed Combined Consolidated Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	11-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

PART I.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
In thousands	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 4,974	$ 4,599
Accounts receivable, less allowance of $1,775 and $1,837	85,011	83,219
Inventories	62,046	55,933
Prepaid expenses and other current assets	28,697	28,990
Total current assets	180,728	172,741
Property, plant and equipment	354,261	345,700
Less accumulated depreciation	137,248	133,566
Net property, plant and equipment	217,013	212,134
Investments in and advances to affiliates	35,433	39,967
Other assets	40,613	39,178
Total assets	$ 473,787	$ 464,020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 95,774	$ 89,163
Other current liabilities	42,080	39,817
Total current liabilities	137,854	128,980
Long-term debt, less current maturities	130,616	132,608
Deferred income taxes and other liabilities	68,681	66,298
Total liabilities	337,151	327,886
Minority interest	2,740	1,353
Shareholders' equity:
Preferred stock	531	531
Common stock	1,040	1,024
Other shareholders' equity	132,325	133,226
Total shareholders' equity	133,896	134,781
Total liabilities and shareholders' equity	$ 473,787	$ 464,020

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,	April 1,
In thousands, except share data	2001	2000
Net sales	$ 220,001	$ 237,404
Cost of sales	187,154	196,124
Gross profit	32,847	41,280
Operating expenses:
Selling, general and administrative	20,708	20,569
Research and development	9,444	9,762
Total operating expenses	30,152	30,331
Operating income	2,695	10,949
Non-operating (income) expenses:
Interest expense	2,104	1,783
Interest income	(450)	(459)
Royalty income	(726)	(247)
Other (income) expense, net	627	204
Total non-operating expenses	1,555	1,281
Income before taxes on income	1,140	9,668
Taxes on income (credit)	(72)	2,653
Income before minority interest and
equity earnings	1,212	7,015
Minority interest in net (income) losses of subsidiaries, net	(237)	(285)
Equity in earnings (losses) of affiliated companies, net	269	44
Net income	$ 1,244	$ 6,774

Per share of common stock:
Basic net income per share	$ 0.12	$ 0.67
Diluted net income per share	$ 0.12	$ 0.67
Cash dividends declared	$ 0.10	$ 0.10
Average common shares outstanding	10,255,270	10,153,601

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	April 1,
In thousands	2001	2000
Cash Flows From Operating Activities
Net income	$ 1,244	$ 6,774
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	7,876	7,404
(Gain) loss on sale of property and equipment	(18)	(20)
Deferred pension cost and postretirement benefits	1,648	1,485
Change in deferred income taxes	85	9
Minority interest loss	251	306
Equity in earnings (losses) of affiliated companies, net	(269)	(44)
Changes in operating assets and liabilities:
Refund of accounts receivable	(1,944)	2,901
Accounts receivable	3,117	(21,220)
Inventories	(4,328)	2,095
Prepaid expenses and other current assets	3,834	(44)
Accounts payable and other current liabilities	9,903	29,567
Other	1,229	(144)
Net cash from operating activities	22,628	29,069
Cash Flows From Investing Activities
Capital expenditures	(10,814)	(12,288)
Proceeds from sale of property and equipment	72	44
Investments in and advances to affiliates	(9,430)	(1,301)
Cash increase due to consolidation of subsidiary	(347)	-
Other	(1,120)	(197)
Net cash for investing activities	(21,639)	(13,742)
Cash Flows From Financing Activities
Net proceeds (repayments) from long-term debt	512	1,002
Investment and advances from minority interest	-	(16,781)
Redemption of minority interest in subsidiary	-	(946)
Common stock issuance	189	87
Dividends paid	(1,046)	(1,025)
Other Financing	(174)	-
Net cash from (for) financing activities	(519)	(17,663)
Effect of foreign exchange rate changes on cash	(95)	(104)
Increase (decrease) in cash and cash equivalents	375	(2,440)
Cash and cash equivalents, beginning of period	4,599	4,153
Cash and cash equivalents, end of period	$ 4,974	$ 1,713
Supplemental disclosures of cash flow information
Interest paid	$ 1,558	$ 695
Income taxes paid	224	1,230
Significant non-cash transactions:
Issuance of class A common stock to acquire business	2,250	-

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, should not be considered indicative of the results that may be expected for the year ending December 31, 2001. The combined consolidated balance sheet at December 31, 2000, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's report on Form 10-K report for the twelve months ended December 31, 2000.

2.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

In April 2001, the Company announced that it had signed a non-binding letter of intent with Eaton Corporation, a diversified industrial manufacturer, to sell certain assets of the Donnelly subsidiary, Donnelly Vision Systems Europe Ltd., located in Manorhamilton, Ireland, a manufacturer of mirrors and mirror actuators. Under the terms of the agreement, Eaton will assume control and responsibility for manufacturing the Company's actuator currently used on certain vehicles in Europe. The agreement should be finalized by the third quarter of 2001.

In February 2001, the Company acquired all of the outstanding equity of Donnelly Electronics, Inc. ("Donnelly Electronics"), not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of the Company's Class A Common Stock. Goodwill in the amount of $22.5 million was recorded as a result of the acquisition, which will be amortized over a period of 20 years. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics' financial statements beginning in March 2001. As of February 28, 2001, the Company owned 18.2% of the common stock of Donnelly Electronics, held $9 million of 7% non-voting preferred stock in Donnelly Electronics, and had a 7% promissory note in the amount of $22.6 million. The entity, formed in the first quarter of 1997, designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as electrochromic rearview mirrors and electronic compass systems, and produces products for other automotive suppliers as well as other non-automotive customers.

In October 2000, the Company acquired its partner's 50% interest in its Brazilian joint venture for $1.6 million and began consolidating the financial statements of its now wholly-owned subsidiary, Donnelly do Brasil, LTDA ("Donnelly do Brasil"). Equity in the results of the Company's Brazilian joint venture are no longer included in equity in earnings (losses) of affiliated companies after October 2000 due to the Company's acquisition of the remaining interest in this venture and subsequent consolidation of the financial statements of this subsidiary. The 50-50 joint venture was formed in 1998 to produce interior and exterior mirrors for the South American automotive industry and began producing replacement parts for distribution within the South American market in 1999. Donnelly do Brasil is in the process of launching new programs for the Brazilian market.

In July 2000, the Company purchased the remaining minority interest in Donnelly Hohe España, S.A., for $1.9 million. After this purchase the Company owns 29.8 % of the Spanish entity directly and owns the remainder through its German affiliate, Donnelly Hohe GmbH & Co. KG.

3.   NATURE OF OPERATIONS

The Company is a technology-driven, customer-focused, growth-oriented global supplier to the automotive and information display industries through manufacturing operations and various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear vision systems, modular window systems and handle products, which incorporate increasing electronic capabilities.

The Company has been managed primarily on a geographical basis. The Company has two reportable segments: North American Operations ("NAO") and European Operations ("EO"). The operating segments have been managed separately as they each represented regional operational components, which offer the Company's product lines in different geographic markets. While each reportable segment offers all of the Company's automotive product lines, the majority of the Company's net sales from modular windows and handle products originate from NAO. NAO sales also include touch screen sales, which are supplied to the information display industry. Operating financial information is available and is utilized regularly by the Company's corporate management team to assess each segment's performance. The corporate management team, which establishes the overall strategy and policy standards for the Company, has included the Company's chief executive officer, chief operating officers and senior executives in administration, finance, operations and technology. The chief operating officer of each segment has been responsible for the management of profitability and cash flow for each respective segment's operations.

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

During 2001, the Company is transitioning to a new corporate organization structure that will focus its worldwide business into two main operating groups: Electronic Systems and Exterior Systems. Each of the operating groups is represented by a group president who is a member of the corporate management team. The Company will be reevaluating its segment definitions over the course of 2001 as it transitions to this new corporate organizational structure.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1 of the Company's Form 10-K report for the twelve months ended December 31, 2000. Revenues are attributed to segments based on the location from which the sales originate. The Company evaluates performance based on segment profit, which is defined as earnings before interest, taxes, depreciation and amortization, excluding significant special gains, losses and restructuring charges. Due to the Company's corporate headquarters being located in the United States, certain estimates are made for allocations to NAO of centralized corporate costs incurred in support of NAO. Centralized European overhead costs are included in EO. The Company accounts for inter-segment sales and transfers at current market prices and inter-segment services at cost.

A summary of the Company's operations by business segments is as follows:

In thousands	NAO	EO	Other Segments*	Intersegment Eliminations	Total Segments
Three months ended March 31, 2001:
Revenues	$ 141,943	$ 78,798	$ 2,936	$ (3,676)	$ 220,001
Segment profit (loss)	9,484	5,624	(17)	--	15,091

Three months ended April 1, 2000:
Revenues	$ 155,842	$ 75,954	$ 7,974	$ (2,366)	$ 237,404
Segment profit (loss)	18,296	4,305	(92)	--	22,509

*	Other segments category includes the Company's majority owned Asian & South American operations and automotive joint ventures.

Reconciliation of the totals reported for the operating segments' profit to consolidated income before income taxes in the combined consolidated financial statements is shown below:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2001	2000
Segment profit from reportable segments	$ 15,108	$ 22,601
Segment profit from other segments	(17)	(92)
Interest, net	(1,654)	(1,324)
Depreciation and amortization	(7,876)	(7,404)
Corporate and other expenses*	(4,421)	(4,113)
Income before taxes on income	$ 1,140	$ 9,668

*

Corporate and other expenses category includes centralized corporate functions including those for advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

Additional disclosures regarding the Company's products and services, geographic areas, major customers and total assets are included in Note 4 [-] Nature of Operations, in the Company's Form 10-K report for the twelve months ended December 31, 2000.

4.   RESTRUCTURING CHARGES

In February 1999, the Company announced a European restructuring plan ("the 1999 plan") based on a strategy to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a more customer focused structure, 2) consolidating two of the German manufacturing facilities, 3) implementing the Donnelly Production System, the Company's approach to lean manufacturing processes, throughout Europe and 4) re-aligning sales and engineering functions throughout Europe. An $8.8 million pre-tax restructuring charge, or $3.5 million at net income, was recorded for the 1999 plan, including $1.4 million for the impairment of assets and $7.4 million for anticipated incremental cash expenditures for the severance and voluntary retirement programs for approximately 200 production, production support, sales and engineering employees. In May 1997, the Company had recorded a $10.0 million pre-tax restructuring charge, or $4.0 million at net income, for the elimination of redundant operations, as well as outsourcing of inefficient operations in Europe ("the 1997 plan"). A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the 1997 plan. The Company included the remaining actions of the 1997 plan in the 1999 plan. As of March 31, 2001, the Company had terminated 221 employees under the combined plans. In addition, the Company has not experienced further reductions of employees through normal attrition.

The Company also funded approximately $3.1 million of capital expenditures for the construction of shipping and warehousing facilities associated with actions in support of the combined plans. These costs do not qualify as restructuring within the technical accounting guidelines, and therefore, were included in the Company's capital expenditures.

As required by generally accepted accounting principles for restructuring charges, the Company reduced its restructuring reserve by $3.8 million pre-tax, or $1.6 million at net income, in the fourth quarter of 2000. The reduction is attributable to (i) savings associated with higher than anticipated voluntary employee attrition and (ii) continuing developments within the market and operations, which have made the outcome uncertain for some aspects of the combined plans. The ending reserve balance of $2.6 million represents the costs associated with the remaining planned actions expected to be substantially completed during 2001. While the Company believes that further restructuring actions may be appropriate in Europe and continues to evaluate these operations for improvements, the assessment of possible actions has not yet been completed.

Details of the European restructuring reserves are as follows:
(In thousands)	Severance and Benefits	Asset Impairment	Restructuring Total
1997 plan	$ 9,965	$ --	$ 9,965
1999 plan	7,426	1,351	8,777
1998 reserve reduction	(1,117)	--	(1,117)
2000 reserve reduction	(3,448)	(348)	(3,796)
Amounts utilized	(8,601)	(530)	(9,131)
Impact of foreign currency changes	(1,954)	(144)	(2,098)
Accrued Restructuring Costs at March 31, 2001	$ 2,271	$ 329	$ 2,600

5.   INVENTORIES

Inventories consist of:
	March 31,	December 31,
(In thousands)	2001	2000
Finished products and work in process	$ 19,544	$ 18,124
Raw materials	42,502	37,809
	$ 62,046	$ 55,933

6.   FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company has examined and updated its current derivative use policy, and identified hedge arrangements, along with their anticipated treatment on an ongoing basis under the provisions of SFAS No. 133. The implementation of this new standard as of January 1, 2001, did not have a material impact on the Company's results of operations or financial position.

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:
	Three Months Ended
	March 31,	April 1,
(In thousands, except per share data)	2001	2000
Net Income	$ 1,244	$ 6,774
Less: Preferred stock dividends	(10)	(10)
Income available to common shareholders	$ 1,234	$ 6,764

Weighted-average shares	10,255	10,154
Plus: Effect of dilutive stock options	16	9
Adjusted weighted-average shares	10,271	10,163

Basic earnings per share	$ 0.12	$ 0.67
Diluted earnings per share	$ 0.12	$ 0.67

Options to purchase 733,000 shares of common stock at various prices per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income consists of the following:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2001	2000
Net income	$ 1,244	$ 6,774
Other comprehensive income (loss)
Foreign currency translation
and transaction adjustments	(3,203)	2,043
Unrealized loss on interest rate swaps
and foreign exchange contracts	(220)	--

Comprehensive income (loss)	$ (2,179)	$ 8,817

Translation and transaction adjustments are recorded directly in a component of shareholders' equity in the accompanying Condensed Combined Consolidated Balance Sheets. These result from changes in the foreign currency translation adjustments of the Company's net investments in its foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates caused by fluctuations in exchange rates. The Company had total accumulated other comprehensive losses of $17.9 million and $14.7 million at March 31, 2001, and December 31, 2000, respectively.

9.   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. Reserves established for these potential liabilities are reviewed quarterly. An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. Although the Company maintains accruals for such claims when warranted, there can be no assurance that such accruals will continue to be adequate. The Company believes that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate. Adjustments are made to established reserves when changes in management's estimates and industry conditions occur.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION FIRST QUARTER REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

OVERVIEW

The Company is a technology-driven, customer-focused, growth-oriented, global supplier to the automotive and information display industries. The Company has been managed primarily on a geographic basis. The Company has two reportable segments: North American Operations ("NAO") and European Operations ("EO"). These have been managed separately as they each represent regional operational components, which offer the Company's product lines in different geographical markets. During 2001, the Company is transitioning to a global, product-based management structure, split into two main operating groups: Electronic Systems and Exterior Systems. The Company believes that this organizational evolution will help position it to achieve even stronger performance with its products in the global marketplace.

The Company's net sales and net income are subject to significant fluctuations attributable primarily to production schedules of the Company's major automotive customers. In addition, the Company has strong product content on light trucks, including minivans and sport utility vehicles, as compared to automobiles. These factors cause results to fluctuate from period to period and year to year. Investment in new product lines, acquisitions, and the formation and disposition of subsidiaries, joint ventures and alliances also affect the comparability of results on a period-to-period basis.

Acquisitions, Mergers, Joint Ventures and Sale of Investments

In April 2001, the Company announced that it has signed a non-binding letter of intent with Eaton Corporation, a diversified industrial manufacturer, to sell certain assets of the Donnelly subsidiary, Donnelly Vision Systems Europe Ltd., located in Manorhamilton, Ireland, a manufacturer of mirrors and mirror actuators. Under the terms of the agreement, Eaton will assume control and responsibility for manufacturing the Company's actuator currently used on certain vehicles in Europe. The agreement should be finalized during the third quarter of 2001.

In February 2001, the Company acquired all of the outstanding equity of Donnelly Electronics, Inc. ("Donnelly Electronics"), not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of the Company's Class A Common Stock. Goodwill in the amount of $22.5 million was recorded as a result of the acquisition, which will be amortized over a period of 20 years. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics' financial statements beginning in March 2001. As of February 28, 2001, the Company owned 18.2% of the common stock of Donnelly Electronics, held $9 million of 7% non-voting preferred stock in Donnelly Electronics, and had a 7% promissory note in the amount of $22.6 million. The entity, formed in the first quarter of 1997, designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as electrochromic rearview mirrors and electronic compass systems, and produces products for other automotive suppliers as well as other non-automotive customers.

In October 2000, the Company acquired its partner's 50% interest in its Brazilian joint venture for $1.6 million and began consolidating the financial statements of its now wholly-owned subsidiary, Donnelly do Brasil, LTDA ("Donnelly do Brasil"). Equity in the results of the Company's Brazilian joint venture are no longer included in equity in earnings (losses) of affiliated companies after October 2000 due to the Company's acquisition of the remaining interest in this venture and subsequent consolidation of the financial statements of this subsidiary. The 50-50 joint venture was formed in 1998 to produce interior and exterior mirrors for the South American automotive industry and began producing replacement parts for distribution within the South American market in 1999. Donnelly do Brasil is in the process of launching new programs for the Brazilian market.

In July 2000, the Company purchased the remaining minority interest in Donnelly Hohe España, S.A., for $1.9 million.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended March 31, 2001, and April 1, 2000

North American Operations ("NAO")

For the three-month period ended March 31, 2001, NAO net sales decreased 8.9%, or $13.9 million, compared to the same period in calendar 2000. North American car and light truck build for the three-month period decreased approximately 17% compared to the same period in 2000.

NAO gross profit margins were down for the three-month period ended March 31, 2001, compared to the same period in the previous calendar year. The decrease in gross profit margin is due primarily to a general deterioration in the automotive industry; irregular and reduced Original Equipment Manufacturer ("OEM") production schedules, higher launch costs associated with products and costs associated with the integration of Donnelly Electronics. The success of the Company in maintaining gross profit margins is dependent upon its ability to successfully launch newly booked business and to offset continued customer pricing pressures. In addition, the Company may experience changes in gross profit margins based on its mix of lower-margin and higher-margin products.

The Company's North American operating margins were below previous year levels for the three-month period ended March 31, 2001, compared to the same period in the previous calendar year. Lower gross profit margins combined with relatively constant operating expenses during the period, including increased research and development expenses due to the inclusion of the results of Donnelly Electronics in March 2001 and the continued support of new programs which will launch during the second half of calendar 2001 were primarily responsible for the declines. Selling, general and administrative expenses remained relatively flat due largely to the benefits of the continued focus on cost reduction in North America. The Company anticipates that its acquisition of Donnelly Electronics will result in higher research and development expense both in absolute terms and as a percent of sales. However, the Company anticipates a favorable impact to both its operating and gross profit margins from this acquisition.

European Operations ("EO")

EO net sales increased 3.7% or $2.8 million for the three-month period ended March 31, 2001, compared to the same period in calendar 2000. The continued strengthening of the dollar compared to the euro reduced the reported sales level for Europe. Stated in local currencies, EO net sales increased approximately 10% for the three-month period ended March 31, 2001, compared to the same period in calendar 2000, respectively. The increase in net sales is primarily due to product launches begun in calendar 2000 running at full production volumes and delivering in 2001. Western European car production decreased by approximately 3% in the first three months of 2001 compared to the same period last year.

EO gross profit margins increased slightly during the three-month period ended March 31, 2001, compared to the same period in calendar 2000. This was due to the growth in manufacturing of electronic components in Europe and a change in the Company's estimated warranty reserves based on positive warranty experience.

EO operating income improved for the period ended March 31, 2001, compared to the same period in the previous year. The Company's ability to leverage costs against stronger sales and increased gross profit margins contributed to the improved operating margins during the three-month period.

Company

Net sales were $220.0 million for the three-month period ended March 31, 2001, compared to $237.4 million in the same period last year, representing a decrease of 7.3%. This decrease is due primarily to a general decline in the automotive industry. North American industry production declined 17% while average production among the three OEM's was down more than 20%. European sales increased due to relatively stronger production volumes in Europe, despite a vehicle production decrease in Europe of only 3% as compared to the same period in the prior year, as well as growth from new business. Unfavorable foreign exchange rates partially offset the increased sales in Europe.

Gross profit margin for the three-month period ended March 31, 2001, was 14.9% compared to 17.4% in the comparable period of last year. Reduced gross profit margins are primarily the result of increased costs associated with new product launches, irregular and reduced OEM production schedules and costs associated with the integration of Donnelly Electronics. Margin reductions were offset slightly by a change in the Company's estimated warranty reserves based on favorable warranty experience.

Selling, general and administrative expenses were $20.7 million, or 9.4% of net sales, for the three-month period ended March 31, 2001, compared to $20.6 million, or 8.7% of net sales for the three-month period ended April 1, 2000. These expenses remained relatively consistent with previous year levels due to management's focus on cost reduction both in North America and Europe.

Research and development expenses remained consistent with prior year levels, at $9.4 million, or 4.3% of net sales, for the three-month period ended March 31, 2001, compared to $9.8 million, or 4.1% of net sales in the comparable period of last year. The decrease in current year expenses is primarily due to continued focus on cost reductions throughout North America, despite the increased costs related to the acquisition of Donnelly Electronics. Additionally, the lower research and development expenses for the three months ended March 31, 2001, were due to timing of engineering related expenses.

Operating income was $2.7 million for the three-month period ended March 31, 2001, compared to $10.9 million for the same period last year. Operating income represented 1.2% of net sales for the three months ended March 31, 2001, compared to 4.6% for the comparable period in the prior year. This decrease is due to reduced sales and gross profit margins combined with consistent levels of operating expenses.

Interest expense was $2.1 million for the three-month period ended March 31, 2001, compared to $1.8 million for the same period last year. Interest expense increased slightly due to higher average debt levels partially offset by lower interest rates.

Other (income) expense, net was $0.6 million and $0.2 million for the three month periods ended March 31, 2001 and April 1, 2000, respectively, primarily due to an increase in foreign transaction losses and amortization of goodwill.

The Company's effective tax rate was approximately (6.3)% for the three-month period compared to 27.4% in the same respective period of 2000. The recorded tax benefit reflects a low effective tax rate combined with the realization of certain tax credits and export sale tax benefits.

The Company has recorded $12.4 million and $13.5 million of deferred tax assets on foreign non-expiring net operating loss carry-forwards at March 31, 2001, and December 31, 2000, respectively. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets are expected to be realized based on improvements from the restructuring initiative, and continuous improvement in overall operational earnings from the implementation of the Company's production system throughout Europe.

Minority interest in net (earnings) losses of subsidiaries, net was $0.2 million for the three-month period ended March 31, 2001, compared to $0.3 million for the same period last year.

Equity in earnings (losses) of affiliated companies, net for the first quarter of 2001 was $0.3 million, an improvement of $0.2 million as compared to the first quarter of 2000. The Company's Brazilian joint venture, while still operating at a loss, is no longer included as an equity investment and was consolidated with the Company as of October 2000, (See Note 2). The Company's joint ventures in China continue to be profitable.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.3 on March 31, 2001 and December 31, 2000. Working capital was $42.9 million on March 31, 2001, compared to $43.8 million at December 31, 2000. Net working capital increases associated with the Donnelly Electronics acquisition were more than offset by reductions in customer and other receivables.

At March 31, 2001, and December 31, 2000, $36.4 million and $38.5 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement are used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2001, however it is renewable for one-year periods. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures for the three months ended March 31, 2001, and April 1, 2000, were $10.8 million and $12.3 million, respectively, excluding funds expended for the acquisition of Donnelly Electronics. Capital spending was primarily to support new business orders, the ramp up of new electrochromic and electronic mirror products, information technology, the European turnaround plan and continuous improvement activities of the Company. Capital spending for the next twelve to eighteen months is expected to remain near current spending levels to support these programs, in addition to the implementation of new manufacturing, distribution and administrative information systems globally.

The Company announced significant restructuring plans in fiscal 1997 and 1999 to improve the overall profitability of EO (see Note 4). The remaining reserve balance for these plans was $2.6 million at March 31, 2001. The ending reserve balance of $2.6 million represents the costs associated with the remaining planned actions expected to be substantially completed during 2001. While the Company believes that further restructuring actions may be appropriate in Europe and continues to evaluate these operations for improvements, the assessment of possible actions has not yet been completed.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances, divestitures and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company. For the three-month period ended March 31, 2001, the Company made $9.4 million of investments in and advances to affiliates.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $73.8 million and $77.1 million as of March 31, 2001, and December 31, 2000, respectively.

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

 Recently Issued Accounting Standards

The Company implemented SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as described in Note 6. There have been no other recently issued accounting standards that are expected to have a material impact on the Company.

Euro Conversion

Effective January 1, 1999, eleven of fifteen member countries of the European Union established permanent rates of exchange between the members' national currency and a new common currency, the "euro." In this first phase, the euro is available for non-cash transactions in the monetary, capital, foreign exchange and inter-bank markets. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until the euro currency is issued in January 2002 and the participating members' national currency is withdrawn by July 2002. The Company's significant European operations are all located in member countries participating in this monetary union.

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

ITEM 3 (a)   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1 [-] Summary of Significant Accounting Policies, in the Notes to the Combined Consolidated Financial Statements, which are included in Item 8 of the Form 10-K report for the twelve months ended December 31, 2000. Additional information relating to financial instruments and debt is included in Note 9 - Financial Instruments and Note 7 - Debt and Other Financing Arrangements, which are also included in Item 8 of the Form 10-K report for the twelve months ended December 31, 2000.

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

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize interest costs. Thirty percent of the Company's long-term debt is fixed and an additional $15 million is effectively fixed through interest rate swaps.

See the Company's Form 10-K report for the twelve months ending December 31, 2000, Item 7 (a), for quantitative and qualitative disclosures about market risk as of December 31, 2000. There have been no material changes in the nature of the market risk exposures facing the Company since December 31, 2000.

PART II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

The litigation concerning Arteb S.A. and the complaint filed by Sekurit Saint-Gobain U.S.A., Inc. against the Company in the U.S. District Court for the Eastern District of Michigan, previously disclosed in the Company's Form 10-K report for the twelve months ended December 31, 2000, have each been settled without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

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

Item 2.	Exhibits and Reports on Form 8-K

(a)   EXHIBITS

Exhibit 10.1 Letter from Donnelly Corporation to Mr. Kevin L. Brown dated March 5, 2001.

Exhibit 10.2 Letter from Donnelly Corporation to Mr. Steven Crandall dated February 12, 2001.

(b)   REPORTS ON FORM 8K

The Registrant filed Form 8-K, dated February 27, 2001, in which the registrant disclosed, in Item 2, the acquisition of Donnelly Electronics, Inc., a Michigan Corporation, and subsequently an amended Form 8-K was filed on May 11, 2001 and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
DONNELLY CORPORATION

Date: May 15, 2001	/s/ J. DWANE BAUMGARDNER.
J. Dwane Baumgardner
Chairman, Chief Executive
Officer and President

Date: May 15, 2001	/s/ KEVIN L. BROWN
Kevin L. Brown
Senior Vice President and Chief
Financial Officer