Form 10-Q
period 2001-06-30
DONNELLY CORP
filed 2001-08-20
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarter ended June 30, 2001 Commission File Number 1-9716



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No ____


6,279,994 shares of Class A Common Stock and 4,098,314 shares of Class B Common Stock were outstanding as of July 31, 2001.

DONNELLY CORPORATION
INDEX


NOTE: On August 20, 2001, the Registrant announced that it will restate its financial statements for all periods beginning with fiscal 1998 to reflect a change in its accounting for its investments in Donnelly Electronics, Inc. and Donnelly Hohe GmbH & Co. K.G. See Note 1 and Note 10 to the accompanying Condensed Combined Consolidated Financial Statements. The results of prior periods as reflected in this Form 10-Q differ adversely from previously filed financial information. The accounting change did not have any material impact on the Registrant's net income for the quarter ended June 30, 2001, and is not expected to have a material impact on the Registrant's net income or cash flow in any future period.


                                                                          Page
                                                                       Numbering
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements (Unaudited)

                 Condensed Combined Consolidated Balance Sheets
                   -  June 30, 2001 and December 31, 2000 (as restated)        3
                 Condensed Combined Consolidated Statements of Income
                   -  Three and six months ended June 30, 2001 and
                      July 1, 2000 (as restated)                               4
                 Condensed Combined Consolidated Statements of Cash Flows
                   -  Six months ended June 30, 2001 and July 1, 2000
                      (as restated)                                            5
                 Notes to Condensed Combined Consolidated Financial
                 Statements                                                 6-11

    Item 2.    Management's Discussion and Analysis of Results of
               Operations and Financial Condition                          11-16

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk     16


PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                              17

    Item 4.    Submission of Matters to Vote of Security Holders              18

    Item 6.    Exhibits and Reports on Form 8-K                               18

    Signatures                                                                19

                                     PART I
ITEM 1.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                June 30,           December 31,
                                                                                  2001                 2000
In thousands                                                                                      (as restated)
-------------------------------------------------------------------------       ---------         -------------
ASSETS
Current assets:
Cash and cash equivalents                                                         $ 3,533             $ 4,599
Accounts receivable, less allowance of $1,735 and $1,837                           83,954              82,802
Inventories                                                                        61,947              55,933
Prepaid expenses and other current assets                                          29,961              28,990
                                                                                ---------           ---------
        Total current assets                                                      179,395             172,324
                                                                                ---------           ---------
Property, plant and equipment                                                     356,347             345,700
Less accumulated depreciation                                                     142,478             133,566
                                                                                ---------           ---------
        Net property, plant and equipment                                         213,869             212,134
Investments in and advances to affiliates                                           7,578              24,483
Other assets                                                                       23,617              15,055
                                                                                ---------           ---------
        Total assets                                                            $ 424,459           $ 423,996
                                                                                =========           =========
LIABILITIES  AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                 $ 91,747            $ 89,163
Other current liabilities                                                          45,283              39,817
                                                                                ---------           ---------
        Total current liabilities                                                 137,030             128,980
                                                                                ---------           ---------
Long-term debt, less current maturities                                           117,117             132,608
Deferred income taxes and other liabilities                                        52,039              46,430
                                                                                ---------           ---------
        Total liabilities                                                         306,186             308,018
                                                                                ---------           ---------
Minority interest                                                                   2,872               1,353

Shareholders' equity:
Preferred stock                                                                       531                 531
Common stock                                                                        1,041               1,024
Other shareholders' equity                                                        113,829             113,070
                                                                                ---------           ---------
        Total shareholders' equity                                                115,401             114,625
                                                                                ---------           ---------
        Total liabilities and shareholders' equity                              $ 424,459           $ 423,996
                                                                                =========           =========

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          Three Months Ended                 Six Months Ended
                                                                     -------------------------------    ----------------------------
                                                                       June 30,          July 1,          June 30,        July 1,
                                                                        2001              2000             2001            2000
In thousands, except share data                                                      (as restated)                     (as restated)
------------------------------------------------------------------   --------------  ---------------    -------------  -------------
Net sales                                                             $ 227,276         $ 227,492         $ 447,277       $ 464,896
Cost of sales                                                           189,646           188,698           376,800         384,822
                                                                     --------------  ---------------    -------------  -------------
        Gross profit                                                     37,630            38,794            70,477          80,074
Operating expenses:
Selling, general and administrative                                      20,110            21,301            41,070          42,182
Research and development                                                 10,535             7,829            19,979          17,591
                                                                     --------------  ---------------    -------------  -------------
Total operating expenses                                                 30,645            29,130            61,049          59,773
                                                                     --------------  ---------------    -------------  -------------
        Operating income                                                  6,985             9,664             9,428          20,301
                                                                     --------------  ---------------    -------------  -------------
Non-operating (income) expenses:
Interest expense                                                          1,683             2,025             3,787           3,808
Interest income                                                            (418)             (390)             (536)           (582)
Royalty income                                                             (723)             (950)           (1,449)         (1,197)
Other (income) expense, net                                                 487              (26)               966             126
                                                                     --------------  ---------------    -------------  -------------
Total non-operating expenses                                              1,029               659             2,768           2,155
                                                                     --------------  ---------------    -------------  -------------
        Income before taxes on income                                     5,956             9,005             6,660          18,146
Taxes on income                                                           1,101             2,409               916           4,971
                                                                     --------------  ---------------    -------------  -------------
        Income before minority interest and equity earnings               4,855             6,596             5,744          13,175
Minority interest in (income) losses of subsidiaries, net                  (131)              (63)             (117)           (136)
Equity in earnings (losses) of affiliated companies, net                    316            (1,003)             (657)         (1,942)
                                                                     --------------  ---------------    -------------  -------------
Net income                                                              $ 5,040           $ 5,530           $ 4,970        $ 11,097
                                                                     ==============  ===============    =============  =============
Per share of common stock:
               Basic net income per share                                $ 0.49            $ 0.54            $ 0.48          $ 1.09
               Diluted net income per share                              $ 0.48            $ 0.54            $ 0.48          $ 1.09
               Cash dividends declared                                   $ 0.10            $ 0.10            $ 0.20          $ 0.20
               Average common shares outstanding                     10,369,569        10,162,983        10,312,735      10,158,266

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Six Months Ended
                                                                                  June 30,             July 1,
                                                                                    2001                2000
In thousands                                                                                        (as restated)
----------------------------------------------------------------------------      -----------        ------------
Cash Flows From Operating Activities
Net income                                                                           $ 4,970           $ 11,097
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization                                                         16,048             15,861
Gain on sale of property and equipment                                                   (22)                (5)
Deferred pension cost and postretirement benefits                                      3,365              3,035
Change in deferred income taxes                                                           94               (586)
Minority interest in income (losses) of subsidiaries, net                                (26)               (56)
Equity in losses of affiliated companies, net                                            657              1,942

Changes in operating assets and liabilities, net of acquisitions:
(Refund) sales of accounts receivable                                                 (1,524)             2,292
Accounts receivable                                                                    1,848            (16,671)
Inventories                                                                           (4,925)            (1,565)
Prepaid expenses and other current assets                                              5,477             (2,429)
Accounts payable and other current liabilities                                        10,464             19,875
Other                                                                                  4,304                287
                                                                                  ------------      ------------
        Net cash from operating activities                                            40,730             33,077
                                                                                  ------------      ------------
Cash Flows From Investing Activities
Capital expenditures                                                                 (17,649)           (23,330)
Proceeds from sale of property and equipment                                             131                518
Investments in and advances to affiliates                                             (9,075)            (4,028)

Other                                                                                 (1,371)              (716)
                                                                                  ------------      ------------
        Net cash for investing activities                                            (27,964)           (27,556)
                                                                                  ------------      ------------
Cash Flows From Financing Activities
Net proceeds from long-term debt                                                       4,017                  -
Repayments on  long-term debt                                                        (15,672)            (3,575)

Redemption of minority interest in subsidiary                                              -               (946)
Common stock issuance                                                                    278                172
Dividends paid                                                                        (2,093)            (2,052)
Other financing                                                                         (185)                 -
                                                                                  ------------      ------------
        Net cash for financing activities                                            (13,655)            (6,401)
                                                                                  ------------      ------------
Effect of foreign exchange rate changes on cash                                         (177)              (159)
Increase (decrease) in cash and cash equivalents                                      (1,066)            (1,039)
Cash and cash equivalents, beginning of period                                         4,599              4,153
                                                                                  ------------      ------------
Cash and cash equivalents, end of period                                             $ 3,533            $ 3,114
                                                                                  ============      ============
Supplemental disclosures of cash flow information
        Interest paid                                                                $ 4,163            $ 3,253
        Income taxes paid                                                                392              6,510
Significant non-cash transactions:
        Issuance of class A common stock to acquire business                           2,250                  -

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND RESTATEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, should not be considered indicative of the results that may be expected for the year ending December 31, 2001.

On August 20, 2001, the Company announced that it would restate its historical financial statements to revise the accounting treatment of certain investments in and advances to affiliates. During a detailed review of the accounting treatment of its less than wholly owned affiliates, the Company determined that certain revisions to the accounting treatment of its investments in Donnelly Electronics, Inc. ("Donnelly Electronics") and Donnelly Hohe Gmbh & Co. KG ("Hohe") were necessary.

The investment in Donnelly Electronics had been accounted for under the cost method since initial investment in the first quarter of fiscal 1997, and was subsequently consolidated upon the Company's acquisition of the remaining outstanding common stock on February 28, 2001. Prior to consolidation, Donnelly Electronics incurred operating losses, which were not reflected in the net income of the Company under the cost method of accounting. Upon further review, it was determined that this investment should have been accounted for in accordance with the equity method prior to February 28, 2001. Under the equity method, substantially all of the operating losses incurred by Donnelly Electronics prior to consolidation has been included in the Company's restated net income.

The investment in Hohe had initially been accounted for under the equity method since its acquisition in April 1995 and was subsequently consolidated beginning in October 1996. Hohe incurred operating losses through fiscal 2000, of which the Company absorbed 66 2/3% based upon its ownership percentage. Upon further review of the accounting treatment of this investment, it was determined that the Company should have included 100% of the losses in its net income during this period as the minority partner's equity basis had been exhausted at the initial investment date, and subsequent funding has been provided by the Company.

In the accompanying financial statements and notes, the Income Statements for the three and six month periods ended July 1, 2000 and the Balance Sheet as of December 31, 2000 reflect the restated amounts. Also refer to Note 10.

2.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

On February 28, 2001, the Company acquired all of the outstanding common stock of Donnelly Electronics, not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of shares of the Company's Class A Common Stock. The acquisition has been accounted for under the purchase method of accounting, and the goodwill and intangibles recorded on a preliminary basis as a result of the acquisition are being amortized over 20 years. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics' financial statements beginning in March 2001. Prior to the acquisition of the remaining interest, the Company owned 18.2% of the common stock of Donnelly Electronics and had advanced funds for its operations. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as Electrochromic rearview mirrors and electronic compass systems, and also produces products for other automotive suppliers and non-automotive customers.

The pro-forma impact of the acquisition and summarized financial information of Donnelly Electronics have not been provided since the impact on revenues is not material and substantially all of the losses of Donnelly Electronics have been reflected in the Company's financial statements as described in Note 1.

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

A summary of the Company's operations by business segments is as follows:

                                                                                   Other          Intersegment          Total
In thousands                                      NAO               EO           Segments*        Eliminations         Segments
-----------------------------------------    ---------------  ---------------  ---------------  -----------------  -----------------
Three months ended June 30, 2001:
Revenues                                       $ 158,460         $ 70,603          $ 4,068         $  (5,855)          $ 227,276
Segment profit (loss)                             15,115            1,843             (151)               --              16,807

Six months ended June 30, 2001:
Revenues                                       $ 300,403        $ 149,401          $ 7,004          $ (9,531)          $ 447,277
Segment profit (loss)                             23,682            7,467             (169)               --              30,980

Three months ended July 1, 2000 (as restated):
Revenues                                       $ 153,128         $ 70,761          $ 7,220          $ (3,617)          $ 227,492
Segment profit                                    17,651            3,602              302                --              21,555

Six months ended July 1, 2000 (as restated):
Revenues                                       $ 308,970        $ 146,715         $ 15,193          $ (5,982)          $ 464,896
Segment profit                                    34,819            7,907              210                --              42,936


* Other segments category includes the Company's majority owned Asian & South American operations, and automotive joint ventures. Profit (loss) of other segments as reported does not include the losses of Donnelly Electronics, which have been recognized under the equity method of accounting through February 28, 2001. The losses, net of tax, attributable to Donnelly Electronics under the equity method of accounting for the six months ended June 30, 2001, is $(1,461) and for the three and six months ended July 1, 2000, are $(1,224) and $(2,383) respectively.

Reconciliation of the totals reported for the operating segments' profit to consolidated income before income taxes in the combined consolidated financial statements is shown below:

                                                           Three Months Ended                    Six Months Ended
                                                      June 30,            July 1,           June 30,           July 1,
(In thousands)                                          2001                2000              2001              2000
                                                                       (as restated)                        (as restated)
--------------------------------------------      ------------------  ----------------- ----------------- ------------------
Segment profit from reportable segments                   $ 16,958           $ 21,253          $ 31,149           $ 42,726
Segment profit (loss) from other segments                     (151)               302              (169)               210
Interest, net                                               (1,265)            (1,635)           (3,251)            (3,226)
Depreciation and amortization                               (8,068)            (8,197)          (16,048)           (15,861)
Corporate and other expenses*                               (1,518)            (2,718)           (5,021)            (5,703)
                                                  ------------------  ----------------- ----------------- ------------------
Income before taxes on income                              $ 5,956           $  9,005          $  6,660           $ 18,146
                                                  ==================  ================= ================= ==================

* Corporate and other expenses category includes centralized corporate functions including those for advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.


4.   RESTRUCTURING CHARGES

European Restructuring

On July 9, 2001, the Company announced a European restructuring initiative ("the 2001 plan") to further enhance the efficiency and profitability of its European operations through a combination of margin improvements and overhead reductions. Objectives of the 2001 plan will be achieved through outsourcing of "non-core" operations including work currently performed in the Company's Tool Shop and Zinc Diecasting operations. Personnel cutbacks will also be made in the Paint Shop and in Manufacturing Overhead. The total cost of the plan is estimated at $2.1 million pre-tax, or $1.4 million at net income, related to termination benefits for approximately 125 production, engineering and support personnel. Costs will be recognized as specific actions are defined and approved beginning in the third quarter of 2001. The plan is anticipated to be completed in 2002. While the Company believes that further restructuring actions may be appropriate in Europe and continues to evaluate these operations for improvements, the assessment of possible actions has not yet been completed.

The Company has substantially completed two earlier restructuring plans to improve the operating efficiency and profitability of its European exterior mirror business. In February 1999, the Company announced a restructuring plan ("the 1999 plan") based on a strategy to consolidate and streamline manufacturing operations in Germany. An $8.8 million pre-tax restructuring charge, or $4.7 million at net income, was recorded for the 1999 plan, including $1.4 million for impairment of assets and $7.4 million for anticipated incremental cash expenditures related to the severance and voluntary retirement programs for approximately 200 production, sales, engineering and support personnel.

In May 1997, the Company announced a plan ("the 1997 plan") for the elimination of redundant operations and outsourcing of inefficient operations throughout Europe, which resulted in a $10.0 million pre-tax restructuring charge, or $5.3 million at net income. A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the 1997 plan. Remaining actions of the 1997 plan were included in the 1999 plan.

As required by generally accepted accounting principles for restructuring charges, the Company reduced its total restructuring reserve by $3.8 million pre-tax, or $2.4 million at net income, in the fourth quarter of 2000. The reduction was attributable to (1) higher than anticipated voluntary employee attrition and (2) changing circumstances within the market and operations, which made the outcome of some aspects of the plans uncertain.

Details of the European restructuring reserves are as follows:

                                                           Severance and      Asset Impairment       Restructuring
(In thousands)                                               Benefits                                    Total
------------------------------------------------------   ------------------   ------------------   ------------------
1997 plan                                                      9,965                 --                  9,965
1999 plan                                                      7,426                1,351                8,777
     1998 reserve reduction                                   (1,117)                --                 (1,117)
     2000 reserve reduction                                   (3,448)               (348)               (3,796)
     Amounts utilized                                         (9,201)               (530)               (9,731)
     Impact of foreign currency changes                       (2,032)               (154)               (2,186)
                                                         ------------------   ------------------   ------------------
Accrued Restructuring Costs at June 30, 2001                   1,593                 319                 1,912
                                                         ==================   ==================   ==================

As of June 30, 2001, the Company has experienced a reduction of 224 employees under the combined plans. The Company also funded approximately $3.1 million of capital expenditures to support the 1999 and 1997 plans, which were included in the Company's capital expenditures. These costs do not qualify as restructuring under current accounting guidelines.

North American Restructuring

On July 9, 2001 the Company announced a North American overhead reduction plan to enhance its competitive position and improve overall corporate profitability while maintaining focus on customers and products. The total cost of the plan is estimated at $3.0 million pre-tax, or $2.0 million at net income, related primarily to severance benefits for 100 administrative and support personnel. Completion of the plan is anticipated during the third quarter of 2001.

5.   INVENTORIES

Inventories consist of:

                                                            June 30, December 31,
(In thousands)                                          2001                2000
------------------------------------------------  ------------------  -----------------

Finished products and work in process........     $    25,779          $    18,124
Raw materials................................          36,168               37,809
                                                  ------------------  -----------------
                                                  $    61,947          $    55,933
                                                  ==================  =================

6.   FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction and, if so, the type of hedge transaction. The Company has examined and updated its current derivative use policy, and identified hedge arrangements, along with their anticipated treatment on an ongoing basis under the provisions of SFAS No. 133. The implementation of this new standard as of January 1, 2001, did not have a material impact on the Company's results of operations or financial position.

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                          Three Months Ended                Six Months Ended
                                                    ----------------------------------------------------------------
                                                      June 30,        July 1,         June 30,         July 1,
                                                        2001           2000             2001             2000
(In thousands, except per share data)                              (as restated)                    (as restated)
---------------------------------------------       ------------  --------------  ---------------  -----------------
Net Income...................................        $   5,040      $  5,530        $  4,970          $ 11,097
Less:  Preferred stock dividends.............              (10)          (10)            (20)              (20)
                                                    ------------  --------------  ---------------  -----------------
Income available to common shareholders......        $   5,030      $  5,520        $  4,950          $ 11,077
                                                    ============  ==============  ===============  =================
Weighted-average shares - basic..............           10,370        10,163          10,313            10,158
Plus:  Effect of dilutive stock options......               29            24              22                17
                                                    ------------  --------------  ---------------  -----------------
Adjusted weighted-average shares - diluted...           10,399        10,187          10,335            10,175
                                                    ============  ==============  ===============  =================

Basic earnings per share.....................        $    0.49      $   0.54        $   0.48          $   1.09
                                                    ============  ==============  ===============  =================
Diluted earnings per share...................        $    0.48      $   0.54        $   0.48          $   1.09
                                                    ============  ==============  ===============  =================

Options to purchase 592,183 shares of common stock at various prices per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income consists of the following:

                                                         Three Months Ended                   Six Months Ended
                                                  ----------------------------------   ----------------------------------
                                                     June 30,            July 1,          June 30,          July 1,
                                                       2001               2000              2001             2000
(In thousands)                                                        (as restated)                      (as restated)
------------------------------------------------  ---------------   ----------------   --------------   -----------------
Net income......................................  $    5,040            $  5,530          $  4,970         $ 11,097
Other comprehensive income (loss):
         Foreign currency translation
         and transaction adjustments............      (1,108)               (263)           (4,311)          (2,306)
         Unrealized loss on interest rate
         swaps and foreign exchange contracts...          --                  --              (220)              --
                                                  ---------------   ----------------   --------------   -----------------
Comprehensive income (loss).....................  $    3,932            $  5,267          $    439         $  8,791
                                                  ===============   ================   ==============   =================

Translation and transaction adjustments are recorded directly in a component of shareholders' equity in the accompanying Condensed Combined Consolidated Balance Sheets. These result from changes in the foreign currency translation adjustments of the Company's net investments in its foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates caused by fluctuations in exchange rates. The Company had total accumulated other comprehensive losses of $19.2 million and $14.7 million at June 30, 2001, and December 31, 2000, respectively.

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

10. RESTATEMENT OF FINANCIAL STATEMENTS

As described in Note 1, the Company's financial statements for the relevant periods have been restated to properly reflect financial position and net income. The following tables detail the effects of the restatement (in thousands, except per share data):

                                                      Three Months Ended                  Six Months Ended
Income Statement Data                                    July 1, 2000                       July 1, 2000
------------------------------------------------------------------------------------------------------------------
                                                As Previously     As Restated      As Previously     As Restated
                                                  Reported                            Reported
                                               -------------------------------------------------------------------
Net sales                                           $227,492          $227,492         $464,896          $464,896
Gross profit                                          38,794            38,794           80,074            80,074
Net income                                             7,137             5,530           13,911            11,097
Basic and diluted net income per share               $  0.70           $  0.54          $  1.37           $  1.09

Balance Sheet Data                                   As of December 31, 2000
-------------------------------------------------------------------------------
                                                  As Previously     As Restated
                                                    Reported
                                             ------------------------------------
Current assets                                      $172,741          $172,324
Total assets                                         464,020           423,996
Current liabilities                                  128,980           128,980
Total liabilities and minority interest              329,239           309,371
Shareholders' equity                                 134,781           114,625


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION SECOND QUARTER REPORT FOR THE SIX MONTHS ENDED JUNE 30, 2001


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

In this Item 2, references to the results of operations for the three and six month periods ended July 1, 2000 and to balances as of December 31, 2000 relate to restated amounts for certain investments in and advances to affiliates. See Notes 1 and 10 of the Notes to the accompanying Condensed Combined Consolidated Financial Statements.


OVERVIEW

The Company is a technology-driven, customer-focused, growth-oriented, global supplier to the automotive and information display industries. The Company has been managed primarily on a geographic basis. The Company has two reportable segments: North American Operations ("NAO") and European Operations ("EO "). These have been managed separately as they each represent regional operational components, which offer the Company's product lines in different geographical markets. During 2001, the Company is transitioning to a global, product-based management structure, split into two main operating groups: Electronic Systems and Exterior Systems. The Company believes that this organizational evolution will help position it to achieve even stronger performance with its products in the global marketplace.

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

Acquisitions, Mergers, Joint Ventures and Sale of Investments

In June 2001, the Schott-Donnelly LLC Smart Glass Solutions ("Schott-Donnelly"), a 50-50 joint venture with Schott, a German based specialty glass producer, decided to liquidate. The liquidation is not expected to have a material effect on the Company's revenue or net income and is expected to be completed during the third quarter of 2001.

In April 2001, the Company announced that it has signed a non-binding letter of intent with Eaton Corporation, a diversified industrial manufacturer, to sell certain assets of the Donnelly subsidiary, Donnelly Vision Systems Europe Ltd., located in Manorhamilton, Ireland, a manufacturer of mirrors and mirror actuators. Under the terms of the agreement, Eaton will assume control and responsibility for manufacturing the Company's actuator currently used for exterior mirrors on certain vehicles in Europe. It is anticipated that the transaction will be finalized during the third quarter of 2001.

In February 2001, the Company acquired all of the outstanding common stock of Donnelly Electronics not then owned by the Company, see Note 2, "Investments In and Advances to Unconsolidated Affiliates", for further discussion and analysis.

RESULTS OF OPERATIONS

Comparison of the three- and six-month periods ended June 30, 2001, and July 1, 2000 North American Operations ("NAO") For the three- and six-month period s ended June 30, 2001, NAO net sales increased 3.5%, and decreased 2.8%, respectively, compared to the same periods in 2000. Despite decreases in the North American car and light truck build of 10% and 13% for the three and six-month periods, respectively, NAO net sales continued to remain strong due to new programs launched in 2000.

NAO gross profit margins remained relatively flat for the three-month period ended June 30, 2001, compared to the same period in the previous year. Yield issues on certain products offset gains from plant improvement initiatives. Gross profit margins were down for the current six-month period compared to the same period in 2000. The decrease in gross profit margin is due primarily to a general deterioration in the automotive industry; irregular and reduced Original Equipment Manufacturer ("OEM") production schedules; higher launch costs associated with products and continued costs associated with the integration of Donnelly Electronics. The success of the Company in maintaining gross profit margins is dependent upon its ability to successfully launch newly booked business and to offset continued customer pricing pressures. In addition, the Company may experience changes in gross profit margins based on its mix of lower-margin and higher-margin products.

NAO operating margins were below previous year levels for both the three- and six-month periods. Relatively flat gross profit margins for the three-month period and slightly lower gross profit margins for the six-month period, combined with an overall increase in operating expenses (including increased research and development expenses due to the integration of Donnelly Electronics) and continued support of new programs, were primarily responsible for the declines. Selling, general and administrative expenses remained relatively flat due largely to the benefits of continued focus on cost reduction in North America. The Company anticipates that its acquisition of Donnelly Electronics will result in higher research and development expense both in absolute terms and as a percent of sales. However, in the future, the Company anticipates a favorable impact to both its operating and gross profit margins from this acquisition.

European Operations ("EO")

EO net sales remained relatively flat for the three-month period and increased by 1.8% for the six-month period ended June 30, 2001, compared to the same periods in 2000. The continued strengthening of the dollar compared to the euro reduced the reported sales level for Europe. Stated in local currencies, EO net sales increased approximately 7.2% and 8.6% for the three- and six-month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The increase in net sales is primarily due to product launches begun in 2000 running at full production volumes in 2001, combined with a relatively stable car build in Western Europe compared to the prior year.

EO gross profit margins and operating income decreased during the three- and six-month periods ended June 30, 2001 compared to the same periods in 2000. Unfavorable changes in product mix were only partially offset by positive warranty experience and continued efforts to reduce costs.

Company

Net sales were $227.3 million and $447.3 for the three- and six-month periods ended June 30, 2001, respectively, compared to $227.5 million and $464.9 in the same periods last year, representing decreases of 0.1% and 3.8%. This decrease is due primarily to a general decline in the automotive industry. North American industry production declined 13% for the six-month period; however; this decline was largely offse t by stronger sales related to new programs launched in 2000. European sales remained flat as relatively stronger production volumes were offset by unfavorable foreign exchange rates.

Gross profit margin was 16.6% and 15.8% for the three- and six-month periods ended June 30, 2001, respectively, compared to 17.1% and 17.2%, for the same periods last year. Reduced gross profit margins are primarily the result of irregular and reduced OEM production schedules, increased costs associated with new product launches, and costs associated with the integration of Donnelly Electronics. Margin reductions were offset slightly by a change in the Company's estimated warranty reserves based on favorable warranty experience.

Selling, general and administrative expenses were $20.1 million and $41.1 million, or 8.9% and 9.2% of net sales, for the three- and six-month periods ended June 30, 2001, compared to $21.3 million and $42.2 million, or 9.4% and 9.1% of net sales, for the same periods last year. These expenses remained consistent for most of the current six-month period but began to decline during the three-month period due to a continued focus on cost reductions in North America and Europe.

Research and development expenses increased from prior year levels, at $10.5 million and $20.0 million, or 4.6% and 4.5% of net sales, for the three- and six-month periods ended June 30, 2001, compared to $7.8 million and $17.6 million, or 3.4% and 3.8% of net sales, respectively, in the comparable periods of last year. The increase in current year expenses is primarily attributable to the acquisition of Donnelly Electronics as well as continued support of new programs, including Electrochromic Mirrors and Camera Vision.

Operating income was $7.0 million and $9.4 million for the three- and six-month periods ended June 30, 2001, compared to $9.7 million and $20.3 million for the same periods last year. Operating income represented 2.1% of net sales for the six months ended June 30, 2001, compared to 4.4% for the comparable period in the prior year. This decrease is due to reduced gross profit margins combined with increased research and development costs which were only partially offset by lower selling, general, and administrative expenses during the period.

Interest expense was $1.7 million and $3.8 million for the three- and six-month periods ended June 30, 2001, compared to $2.0 million and $3.8 million for the same periods last year. The decrease for the three-month period is the result of reduced levels of debt and lower interest rates.

Other (income), net was $(0.7) million and $(1.0) million for the three- and six-month periods ended June 30, 2001, compared to $(1.4) million and $(1.7) million, respectively, for the comparable periods last year, primarily due to an increase in foreign transaction losses.

The Company's effective tax rate was approximately 18.5% and 13.8% for the three- and six-month periods compared to 27% in both the respective periods of 2000. The low effective tax rate reflects the realization of certain tax credits and export sale tax benefits recognized for refunds on prior year amended filings.

Equity  in  earnings  (losses)  of  affiliated  companies,  net  for  the  first six-months of 2001 was $(0.7) million, an improvement of $1.3 million as compared to the first six months of 2000. The improvements relate to the Company's investment in Donnelly Electronics and its Brazilian joint venture. While both are still operating at losses, these entities are no longer treated as equity investments but were consolidated with the Company as of October 2000 for the Brazilian joint venture and as of March 2001 for Donnelly Electronics. The Company's joint ventures in China continue to be profitable. The Company is committed to improving shareholder value with a strategic plan focused on the following key areas: developing core automotive products, primarily by increasing dollar content per vehicle through the expansion of market share of existing products; introduction of new technologies and products and increasing volume through penetration into new and emerging markets; improving the overall operating performance of the Company's European Operations; extending the
Company's   capabilities   in   value-added   electronics   technologies;    and
repositioning   non-core   businesses,   as   appropriate,   through  merger  or
divestiture.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the revised accounting, as discussed above, and restated financial statements will not have a material impact on the Company's liquidity or capital resource availability.

The Company's current ratio was 1.3 at June 30, 2001 and December 31, 2000. Working capital was $42.4 million at June 30, 2001, compared to $43.3 million at December 31, 2000. Increased current assets were more than offset by increased accrued liabilities, primarily related to health insurance benefits.

At June 30, 2001, and December 31, 2000, $37.0 million and $38.5 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement are used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2001, however it is renewable for one-year periods. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures for the six months ended June 30, 2001, and July 1, 2000, were $17.6 million and $23.3 million, respectively, excluding funds expended for the acquisition of Donnelly Electronics. Capital spending was primarily to support new business orders, the ramp up of new electrochromic and electronic mirror products, information technology, the 1999 and 1997 European Restructurings and continuous improvement activities of the Company. Reduced capital spending is the result of continued efforts by management to improve profitability and cash flows.

The Company announced significant restructuring plans in fiscal 1997 and 1999 to improve the overall profitability of EO (see Note 4). The remaining reserve balance for these plans was $1.9 million at June 30, 2001. In July 2001, the Company announced restructuring plans in Europe and North America intended to streamline operations, reduce overhead and improve profitability (See Note 4). The total cost of the 2001 European and North American plans is estimated at $3.4 million (at net income), primarily related to termination benefits. On-going annual savings from the combined plans is estimated at $7 - $10 million, primarily through reduced salaries, wages and benefits and reduced discretionary expenditures, partially offset by outsourcing costs.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances, divestitures and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company. For the six-month period ended June 30, 2001, the Company made $9.1 million of cash investments in and advances to affiliates.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $67.2 million and $77.1 million as of June 30, 2001, and December 31, 2000, respectively.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria, and that upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill and other intangible assets is $11.3 million. Amortization expense during the six-month period ended June 30, 2001 was $0.4 million. Currently, the Company is assessing but has not yet determined how adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

The Company created an internal, pan-European, cross-functional team, as well as internal teams at each operation affected by the change, to address operational implementation issues and investigate strategic opportunities due to the introduction of the euro. The Company has established action plans that are currently being implemented to address the euro's impact on information systems, currency exchange risk, taxation, contracts, competition and pricing. The Company anticipates benefiting from the introduction of the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe and increased efficiency in centralized European cash management. The Company has commenced conversion of its European operations from national currency to the euro. The change in functional currency is proceeding as planned and is expected to be completed in 2001.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1 - Summary of Significant Accounting Policies, in the Notes to the Combined Consolidated Financial Statements, which are included in Item 8 of the Form 10-K report for the year ended December 31, 2000. Additional information relating to financial instruments and debt is included in
Note 9 - Financial Instruments and Note 7 - Debt and Other Financing Arrangements, which are also included in Item 8 of the Form 10-K report for the year ended December 31, 2000.

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

See the Company's Form 10-K report for the year ended December 31, 2000;  Item 7
(a), for quantitative and qualitative disclosures about market risk as of December 31, 2000. There have been no material changes in the nature of the market risk exposures facing the Company since December 31, 2000.

PART II.      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS


On May 23, 2001, Schefenacker Vision Systems USA, Inc. ("Schefenacker") filed a lawsuit in St. Clair County Circuit Court of Michigan against the Company and two Company employees formerly employed by Schefenacker. Schefenacker seeks unspecified damages and injunctive relief and alleges misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contractual relations and unfair competition. An answer was filed on behalf of all defendants on June 27, 2001, in which the defendants denied all liability and asserted several affirmative defenses.

On October 5, 2000, the Company filed a complaint against Reitter & Schefenacker USA Limited Partnership and Reitter & Schefenacker GmbH Co., KG in the U.S. District Court for the Western District of Michigan. The complaint alleges that the defendants have infringed three of the Company's patents relating to interior rearview mirror assemblies incorporating lighting features. The complaint seeks unspecified damages and an injunction against further infringement. Defendant Reitter & Schefenacker USA Limited Partnership has filed an answer denying infringement and alleging that the patents at issue are invalid and/or unenforceable. Defendant Reitter & Schefenacker GmbH & Co., KG has not yet filed an answer but has filed a motion to dismiss based on a lack of personal jurisdiction. Trial is currently scheduled for October 2002. Neither the outcome of this suit nor the amount of any potential recovery or any potential liability can be ascertained at present.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Shareholders' Meeting held May 11, 2001, the shareholders voted on one proposal presented in the Company's 2001 definitive proxy statement. All Nominees for director were elected, each to serve until the 2002 annual meeting of shareholders, by the following votes:

Class A Common Stock                For            Withheld
--------------------                ---            --------
John A. Borden                   5,443,894           12,359
R. Eugene Goodson                5,447,612           8,641
Donald R. Uhlmann                5,448,273           7,980

Class B Common Stock                For            Withheld
--------------------                ---            --------
Dwane Baumgardner                26,865,210           --
Arnold F. Brookstone             26,865,210           --
B. Patrick Donnelly, III         26,865,210           --
Joan E. Donnelly                 26,865,210           --
Thomas E. Leonard                26,865,210           --
Gerald T. McNeive Jr.            26,865,210           --
Rudolph B. Pruden                26,865,210           --




Item 6.           Exhibits and Reports on Form 8-K

(a)   EXHIBITS

Exhibit 10.1 Letter from Donnelly Corporation to Mr. Kevin L. Brown dated March 5, 2001.

Exhibit 10.2 Letter from Donnelly Corporation to Mr. Steve Crandall dated February 12, 2001.

(b)   REPORTS ON FORM 8-K

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

                                                DONNELLY CORPORATION



Date:    August 20, 2001                        /s/ J. Dwane Baumgardner
                                                J. Dwane Baumgardner
                                                Chairman, Chief Executive
                                                Officer and President

Date:    August 20, 2001                        /s/ Kevin L. Brown
                                                Kevin L. Brown
                                                Senior Vice President and Chief
                                                Financial Officer