Form 10-K/A
period 2000-12-30
DONNELLY CORP
filed 2001-09-28
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ________, to _____________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of shareholders, held May 11, 2001, are incorporated by reference into Part III of this report.

Restatement
On August 20, 2001, the Registrant announced that it would restate its financial statements for all periods beginning with fiscal 1998 to reflect a change in its accounting for its investments in Donnelly Electronics, Inc. and Donnelly Hohe GmbH & Co. K.G. See Note 1 and Note 18 to the accompanying Combined Consolidated Financial Statements. The results of prior periods as reflected in this Form 10-K/A differ adversely from previously filed financial information.

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

The continued introduction of new advanced technologies is part of the Company's strategy. Over the past five years, the Company has introduced many new mirror technologies including various lighting, electronic and mechanical features that improve the overall safety and functionality of the vehicle's mirror system. The Company received a major order for business integrating advanced electronic features into interior rearview mirrors (both base prismatic and EC mirrors) to support General Motors' OnStar(R) system. The first commercial versions of this telematics system were launched during the second half of 2000. Management believes that the Company is the only company to integrate electronics into both prismatic and EC mirrors. Both kinds of mirrors may also include additional electronic features such as compass and temperature displays and precision interior map lighting. In November 1999, the Company introduced the Solid Polymer Matrix ("SPM(TM)") technology to produce EC automatic-dimming rearview mirrors that the Company believes are more durable than competing products available on the market. A recent product offering is the Company's SmartRelease(TM) trunk release system, which uses advanced electronic sensors to detect heat and motion and automatically opens the trunk if it senses a person trapped inside. The Company has received an order from General Motors for the Company's SmartRelease(TM) system, which will debut on the 2002 Chevrolet Impala and Monte Carlo. General Motors has announced that automatic emergency trunk release systems will be included on all of their vehicles with trunks by 2003. The Company believes that the SmartRelease(TM) system will be added to other customers' vehicle lines during 2002 and 2003. In modular windows, the Company has most recently developed flush surface window systems involving various bonding and encapsulation systems that allow for greater design flexibility and reduced cost to the automotive vehicle manufacturers. In addition, the Company recently commercialized technology for an integrated sliding window system popular in the light truck market segment. Continued emphasis on effective research and product development is a key part of the Company's strategy for future growth. The Company believes that its technological and product development capabilities will enable it to provide sophisticated integrated modules and systems and to perform the increased responsibilities automotive suppliers are expected to manage.

The global market position of the Company's automotive products has been enhanced through various operations in the emerging markets of Asia and South America. In Asia, the Company operates four joint ventures for the manufacture and sale of the Company's automotive products into the Asian and Australian markets; Varitronix EC (Malaysia) Sdn. Bhd. ("Varitronix EC") for EC mirror cells; Shanghai Donnelly Fu Hua Window Systems Company Ltd. ("Shanghai Donnelly Fu Hua") for window systems; Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. ("Shunde Donnelly Zhen Hua"); and Shanghai Donnelly Ganxiang Automotive Systems Co. Ltd. ("Shanghai Donnelly Ganxiang") for exterior mirror products. In South America, the Company operates Donnelly do Brasil LTDA. ("Donnelly do Brasil") for the manufacture and sale of interior, exterior and EC mirror products into this market. These operations provide the Company with key entries into emerging automotive markets, which are expected to have a combined overall rate of increase in industry automotive production greater than the markets in North America and Europe. See Item 1 (c) "Narrative Description of Business--Joint Ventures" for additional information concerning the Company's joint ventures.

As part of the Company's commitment to focus on its core businesses in recent years, the Company has executed actions to reposition its non-core businesses. Through these actions, the Company was able to generate positive cash flow and net gains to the Company, resulting in a strong return to shareholders for the investments made to develop these businesses. Refer to the section; Repositioning Non-Core Businesses, included in this report after Joint Ventures, for a more detailed discussion of these actions. The Company continually assesses its strengths and weaknesses in relation to the direction of the respective industries represented by the Company's various investments.

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

3. Extending the Company's Electronics Capabilities:

New applications in electronics continue to play an increasing role in the Company's future. As vehicles become more electronically sophisticated, auto manufacturers are looking for opportunities to package value-added features into new areas of the car. In response to this continued market development, in 1996, the Company invested in a new venture, Donnelly Electronics, Inc. ("Donnelly Electronics"), located in Holly, Michigan, which specializes in the design and manufacture of circuit board assemblies for a variety of electronics products and sub-assemblies. In February 2001, the Company acquired all of the outstanding stock of Donnelly Electronics not currently owned by the Company. In addition, in the first quarter of 2000, the Company purchased assets in Ireland, which will be operated by Donnelly Electronics, for the manufacture of electronic components in Europe. See Item 1 (c) "Narrative Description of Business--Joint Ventures" for a more detailed discussion of this venture. The Company believes that electronics represent a significant growth area for the Company.

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

The Company is in the process of developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to replace interior and exterior mirror systems. Although not yet commercialized, the development of this technology is part of the Company's strategy to be a technology leader in the market for automotive rear-vision systems. This sophisticated camera system made its debut on the General Motors' Precept concept vehicle and represents the most technologically advanced rear-vision product that the Company has ever produced. The Company has been engaged in a research program with certain key customers for the development and commercialization of this technology. The Company has also begun displaying its VideoMirror(TM) line of electronic vision systems for vehicles that utilize advanced image processing and display technology to give drivers better views of their vehicles' interiors and exteriors.

A recent  product  offering  is the  Company's  SmartRelease(TM)  trunk  release system, which uses electronic sensors to detect heat and motion and automatically open the trunk if it senses a person trapped inside. The SmartRelease(TM) will debut on the 2002 Chevrolet Impala and Monte Carlo. This technology marks an evolution in the auto industry's efforts to help make vehicles a safer environment. General Motors has announced that an automatic emergency trunk release system will be included on all of their vehicles with trunks by 2003. The SmartRelease(TM) system is more sophisticated than the manual emergency trunk release handles that the Company developed and currently supplies to auto-makers. The electronic sensors require very little movement on the part of a person trapped in a trunk to activate. The Company believes that it will secure additional orders of other key customers during 2001 and 2002 to also utilize the SmartRelease(TM) trunk release system.

The Company's net sales are subject to fluctuations in industry car and light truck build, primarily for North America and Europe. North American industry build has been particularly strong in calendar years 1998, 1999 and 2000. Adjusted for car and light truck build at standard industry volumes and the impact of the acquisition of Donnelly Hohe, the Company believes that new booked orders will be consistent with historical growth levels. In addition, the Company expects door handle product sales to increase due to the withdrawal of one of its major competitors from the market. Future booked sales for outside mirrors and inside mirror products with strong value-added content, handle products and products with innovative electronic capabilities, are expected to provide the main growth for the Company in the foreseeable future. Many of these new programs, such as Onstar(R), have begun to be launched during late calendar 2000 and many more will be launching over the next 18 months. See Item 1 (b) "Financial Information About Industry Segments" and Item 1 (c) "Narrative Description of Business" for a more thorough discussion about the Company's product and market segmentation.

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

ITEM 1 (b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has been managed primarily on a geographical basis. For 2000, the Company had two reportable segments: North American Operations ("NAO") and European Operations ("EO"). During 2001, the Company will be transitioning to a new corporate organization structure that will focus its worldwide business into two main operating groups: Electronic Systems and Exterior Systems. The Company believes that this organizational evolution will help position itself to achieve even stronger performance with its products in the global marketplace. See Note 4 to the combined Consolidated Financial Statements under Item 8 of this report for additional information regarding the Company's operating segments.

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

In late 1999, the Company introduced the SPM(TM) technology to produce EC automatic-dimming rearview mirrors that the Company believes are more durable than competing products available on the market. Over time, the Company expects that most or all of its EC mirror products will be based on SPM(TM) technology. EC mirrors using the SPM(TM) technology began appearing on production vehicles in North America and Europe in 2000.

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

Camera Vision. The Company is in the process of developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to replace interior and exterior mirror systems. Although not yet commercialized, the development of this technology is part of the Company's strategy to be a technology leader in the market for automotive rear-vision systems. This sophisticated camera system made its debut on the General Motors' Precept concept vehicle and represents the most technology advanced rear-vision product that the Company has ever produced. The Company has been engaged in a research program with certain key customers for the development and commercialization of this technology. The Company has also begun displaying its VideoMirror(TM) line of electronic vision systems for vehicles that utilize advanced image processing and display technology to give drivers better views of their vehicles' interiors and exteriors. The two principal products being marketed within the VideoMirror(TM) line are BabyVue(TM) and ReversAid(TM). BabyVue(TM) is an in-cabin camera vision system, which allows the driver a view of reverse-facing infants. ReversAid(TM) is an exterior camera vision system, which uses a discreet camera mounted on the rear of the vehicle to provide an enhanced view of what is behind the vehicle when it is in reverse. The ReversAid(TM) system can also be modified to become TowChek(TM) to assist drivers backing up to hitch without the assistance of a second person. The VideoMirror(TM) system was selected as one of the thirty "Best of CES," which recognizes the best new products on display at the Consumer Electronics Show held in January 2001 in Las Vegas. Both of the systems have begun to be marketed online at www.donnelly.com. This technology is part of the Company's strategy to be a technology leader in the market for automotive rear-vision systems.

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

Handle Products

The Company produces a wide variety of interior and exterior door and liftgate handle products for Ford, Honda, Mazda, Nissan and Porsche. This product line was established based on the Company's capabilities in color-matched painting and plastic injection molding. The Company supplies various types of handle products including plastic, diecast and chrome-plated door handles as well as products with value-added electronic features. The Company expects to benefit from the recent withdrawal of a major competitor from the North American marketplace. Concurrently, acknowledgement by our customers as a leading designer and manufacturer of body colored hardware has lead to new business with General Motors, Honda and Mazda. Handle products are synergistic to the Company's complete exterior rearview mirror product line, and are marketed by combining the Company's capabilities in design, painting and added features, such as electronics for both product lines. The Company also began to supply a "passive entry" door handle for a future luxury vehicle, which involves a sophisticated system to detect and identify the owner of a vehicle as he/she approaches and automatically opens the door. These products, when combined with the SmartRelease(TM) trunk release product, indicate a growing sophistication in the door closure market and represents increased growth opportunities. The Company believes that the market for all types of electronic door closure mechanisms will increase over the next decade.

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

Joint Ventures

Donnelly Electronics. Donnelly Electronics was formed in the first quarter of 1997, with a partner offering expertise in automotive electronics technology. In February 2001, the Company acquired all of the outstanding equity of Donnelly Electronics, not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of the Company's Class A Common Stock. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics' financial statements beginning in March 2001. As of December 31, 2000, the Company owned 18.2% of the common stock of Donnelly Electronics (See
Note 1 to the Combined Consolidated Financial Statements). Donnelly Electronics, based in Holly, Michigan, designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as EC rearview mirrors and electronic compass systems. Donnelly Electronics pursues business with other automotive suppliers that are not competitors of the Company as well as other non-automotive customers. In addition, Donnelly Electronics will operate assets purchased by the Company in the first quarter of 2000, for the manufacture of electronic components in Europe.

Donnelly/Arteb LTDA ("Donnelly/Arteb"). In fiscal 1998, the Company formed Donnelly/Arteb, which is located near Sao Paulo, Brazil, a 50-50 joint venture with Industrias Arteb S.A., to produce interior and exterior mirrors for the South American automotive industry. Donnelly/Arteb began producing replacement parts for distribution within the South American market in 1999. In October 2000, the Company acquired its partner's 50% interest in Donnelly/Arteb for $1.6 million, subsequently changing its name to Donnelly do Brasil LTDA and began consolidating the financial statements of this now wholly-owned subsidiary. Donnelly do Brasil is in the process of launching new programs for the Brazilian market. Equity in the results of the Company's Brazilian joint venture are no longer included in equity in earnings (losses) of affiliated companies after October 2000 due to the Company's acquisition of the remaining interest in this venture and subsequent consolidation of the financial statements of this subsidiary.

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

Applied Image Group, Inc. ("AIG"). In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation ("Optics") into a wholly owned subsidiary of AIG, a New York corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. The Company accounts for its investment in AIG on the cost method; therefore, the financial results of Optics are no longer included in the Company's financial statements after December 1, 1998.

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

     In September 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC ("Lear Donnelly") to Lear Corporation, its partner in the joint venture, resulting in a pre-tax gain of $14.1 million, or $0.82 per share, after-tax, which was recognized in the third quarter of calendar 1999. In December 1999, the Company completed the final negotiation of certain issues related to the sale, resulting in an additional pre-tax gain to the Company of $4.4 million, or $0.29 per share, after-tax, which was recognized in the fourth quarter of calendar 1999. The Company's equity in the financial results of Lear Donnelly has not been included in the Company's financial statements after September 1999. For a more detailed discussion regarding the Company's sale of its investment in Lear Donnelly, see Note 3 to the Combined Consolidated Financial Statements under Item 8 of this Form 10-K report.

     In April 1999, the Company formed Schott Donnelly, a 50-50 joint venture with Schott, a wholly owned subsidiary of Schott Glas, which is based in Germany and is one of the world's leading producers of specialty glass products. See Item 1 (c) "Narrative Description of Business--Joint Ventures" for a more complete discussion regarding Schott Donnelly.

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

     In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics, into a wholly owned subsidiary of Applied Image Group, Inc. ("AIG"), a New York Corporation. See Item 1 (c) "Narrative Description of Business--Joint Ventures" for a more complete discussion regarding AIG. The Company accounts for its investment in AIG on the cost method; therefore, the financial results of Optics have not been included in the Company's financial statements after December 1, 1998.

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

WORKING CAPITAL

The Company's current ratio was 1.3 on December 31, 2000, compared to 1.2 at December 31, 1999. Working capital was $43.3 million at December 31, 2000, compared to $25.0 million at December 31, 1999. The increase in working capital is due to increased accounts receivable and inventories from new product launches, and reductions in payables and restructuring accruals.

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

Importance of Limited Number of Customers

In 2000, approximately 74% of the Company's net sales were to the following major automobile manufacturers:

         Ford ...........................................................    27%
         DaimlerChrysler.................................................    19
         General Motors..................................................     7
         Honda...........................................................     7
         BMW.............................................................     7
         Volkswagen......................................................     7
                                                                             --
         Total...........................................................    74%
                                                                             ==

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

The Company's United States workforce is non-union. The Company's workforces in Ireland, Mexico and France are unionized, as are the workforces of most companies in these countries. The Company's workforce in Germany is represented by a works council, which has employee representation. The workforces of most companies in Germany are required to be represented by works councils. The Company's workforce in Spain and Malaysia is non-union. The Company has no collective bargaining agreements in Ireland or Mexico, where non-economic terms of employment are governed by statute. The Company negotiates wages and benefits approximately annually with its German, Spanish and Irish workforces. In the third calendar quarter of 1999, the Company completed re-negotiation of a labor contract that is effective through 2003, covering the majority of its German workforce. This labor contract allows for greater work flexibility rules, broader productivity guidelines and a delay in certain wage increases until certain income profitability targets are accomplished. The Company negotiates wages approximately annually and benefits approximately bi-annually with its workforce in Mexico. The Company's French subsidiary is subject to the salary schedule and conditions collectively agreed to on a national and regional basis between employers and employees in the plastics industry. The Company is currently reducing its European workforce as part of its European restructuring plans. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for more information about the European restructuring.

ITEM 1 (d)    INFORMATION ABOUT FOREIGN OPERATIONS

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

The Company has established the Asian and the South American markets as the top two emerging market priorities. To support this, the Company also has various non-controlled joint ventures in Asia. As discussed in Item 1 (c) "Narrative Description of Business--Joint Ventures, " the Company has three joint ventures located in China: Shanghai Donnelly Fu Hua, Shunde Donnelly Zhen Hua and Shanghai Donnelly Ganxiang.

A summary of the Company's operations by geographic area is included in Note 4 to the Combined Consolidated Financial Statements under Item 8 of this Form 10-K/A report.


ITEM 2.      PROPERTIES

The Company, solely or through several joint ventures, owns or leases facilities which are located throughout North America, Europe, Asia and South America. The location, square footage and use of the most significant facilities at February 28, 2001, were as follows:

                                                          Combined
Location of Facility                                   Square Footage                        Use
--------------------                                   --------------                        ---
North American Operations:
Holland, Michigan (11)*                                     988,000        Manufacturing, Warehouse and Office
Grand Haven, Michigan                                       156,000        Manufacturing, Warehouse and Office
Newaygo, Michigan*                                          177,000        Manufacturing, Warehouse and Office
Norton Shores, Michigan*                                     24,000        Manufacturing and Office
Detroit, Michigan*                                            4,200        Sales and Marketing Office
Mt. Sterling, Kentucky                                       45,000        Manufacturing, Warehouse and Office
Monterrey, Mexico                                           132,000        Manufacturing, Warehouse and Office

Tucson, Arizona (2)**                                        11,000        Manufacturing, Warehouse and Office
Tokyo, Japan *                                                  200        Sales and Marketing Office
European Operations:
Naas, Ireland                                                88,000        Manufacturing, Warehouse and Office
Manorhamilton, Ireland                                       25,000        Manufacturing, Warehouse and Office
Longford, Ireland*                                           37,000        Manufacturing, Warehouse and Office
Langres, France*                                             40,000        Manufacturing, Warehouse and Office
Nanterre, France*                                             2,000        Sales and Marketing Office
Collenberg, Germany (2)*                                    228,000        Manufacturing, Warehouse and Office
Dorfprozelten, Germany*                                     357,000        Manufacturing, Warehouse and Office
Schleiz, Germany (2)*                                        95,000        Manufacturing, Warehouse and Office
Barcelona, Spain                                             66,000        Manufacturing, Warehouse and Office
Palmela, Portugal                                            62,000        Warehouse and Office
Goteborg, Sweden *                                            3,100        Sales, Marketing and Design Office

Other Segments:
Holly, Michigan **                                           35,000        Manufacturing, Warehouse and Office
Shunde, China **                                             82,000        Manufacturing, Warehouse and Office
Shanghai, China **                                          120,000        Manufacturing, Warehouse and Office
Yantai, China**                                             143,000        Manufacturing, Warehouse and Office
Penang, Malaysia **                                          23,300        Manufacturing and Office
Sao Bernardo do Compo, Brazil                                14,000        Manufacturing and Office

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

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

Senior Corporate and Executive Officers of Registrant.

The Senior Corporate and Executive Officers of the Company as of December 31, 2000 are as follows:

                                                                                                                  Year First
                                                                                                                    Elected
                                                                                                                   Executive
Name                                     Age         Positions and Offices Held                                     Officer
------------------------------------------------------------------------------------------------------------------------------
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

                                    PART II.

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
             HOLDER MATTERS


The Company's common stock is traded on the New York Stock Exchange under the symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

     Year ended December 31, 2000
     -------------------------------------------------------------
     Fiscal                                           Dividends
     Quarter             High             Low         Declared
     -------------------------------------------------------------
     First             $14.19           $11.75          $.10
     Second             15.00            11.75           .10
     Third              15.90            12.25           .10
     Fourth             15.25            11.55           .10
     -------------------------------------------------------------

     Six months ended December 31, 1999
     Fiscal                                           Dividends
     Quarter             High             Low         Declared
     -------------------------------------------------------------
     First             $17.25           $14.00          $.10
     Second             15.13            13.00           .10
     -------------------------------------------------------------

     Fiscal year ended July 3, 1999
     -------------------------------------------------------------
     Fiscal                                           Dividends
     Quarter             High             Low         Declared
     -------------------------------------------------------------
     First             $18.88           $14.13          $.10
     Second             16.00            12.50           .10
     Third              15.25            12.13           .10
     Fourth             17.50            12.88           .10
     -------------------------------------------------------------

As of February 28, 2001, the Company had approximately 764 holders of record of shares of Class A Common Stock.




ITEM 6.      SELECTED FINANCIAL DATA (as restated)

                                                                                       Fiscal Years
                                                                     --------------------------------------------------
In thousands, except per share data            2000        1999*        1999         1998         1997        1996
------------------------------------------- ------------ ----------- ------------ ------------ ----------- ------------
Net Sales                                     $ 857,479   $ 421,641    $ 904,969    $ 763,311   $ 671,297    $ 439,571
Income before taxes on income                    21,581      26,486        8,990       18,615      11,553       11,966
Net Income                                       11,123      15,296        4,989       11,577       7,429        8,295
Net income per common share - Basic                1.09        1.51         0.49         1.16        0.75         0.85
Net income per common share - Diluted
                                                   1.09        1.50         0.49         1.15        0.75         0.85
Dividends declared per common share                0.40        0.20         0.40         0.40        0.36         0.32
Total assets                                    423,996     401,822      373,414      365,915     350,231      269,204
Debt including current maturities               132,698     107,477       92,215      123,761     122,901      101,916
Preferred stock                                     531         531          531          531         531          531
Shareholders' equity (total)                    114,625     110,972       98,586       99,140      91,117       88,733
Restructuring and other charges (gain)          (3,796)          --        8,777        3,468       9,965        2,399

* For the transition period from July 4, 1999, to December 31, 1999. Net income includes ($1,010,000) for the cumulative effect of a change in accounting principle ($.10 at earnings per share).

The selected financial data for the Company for each of the five years has been derived from the combined consolidated financial statements of the Company, which have been audited by the Company's independent auditors, BDO Seidman, LLP. The data should be read in conjunction with the combined consolidated financial statements and related notes thereto, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Financial Statements and Supplementary Data" presented in Items 7 and 8 of this Form 10-K/A.

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

In this Item 7, references to the results of operations for all periods presented and to balances as of the dates presented relate to restated amounts for certain investments in and advances to affiliates. See Notes 1 and 18 of the Notes to the accompanying Combined Consolidated Financial Statements.

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

Unaudited financial information for the comparable twelve-month and six-month periods ended December 31, 1999, and January 2, 1999, respectively, is presented in Note 2 to the Combined Consolidated Financial Statements and includes any normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation.

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

Mergers, Joint Ventures and Sale of Investments

In February 2001, the Company acquired all of the outstanding equity of Donnelly Electronics, Inc. ("Donnelly Electronics"), not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of the Company's Class A Common Stock. As of December 31, 2000, the Company owned 18.2% of the common stock of Donnelly Electronics, held $9 million of 7% non-voting preferred stock in Donnelly Electronics, and had a 7% promissory note of $15.2 million. Due to the complete funding of Donnelly Electronics by Donnelly Corporation, 100% of the operating losses incurred by Donnelly Electronics have been recognized under the equity method of accounting prior to consolidation. The entity, formed in the first quarter of 1997, designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as electrochromic rearview mirrors and electronic compass systems, and also pursues business with other automotive suppliers as well as other non-automotive customers.

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

In 2000, the Company purchased the remaining minority interest in Donnelly Hohe Espana, S.A., for approximately $1.9 million.

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

As discussed above, in the fourth quarter of 2000, a $3.8 million pre-tax adjustment was made to the restructuring reserve, resulting in a $2.4 million increase in net income (see Note 5). In the first quarter of calendar 1999, an $8.8 million pre-tax restructuring charge, or $4.7 million reduction to net income, was recorded for the 1999 plan.

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

Selling, general and administrative expenses were $80.3 million and $19.5 million, or 9.3% and 9.7% of net sales, for the year and fourth quarter of 2000, compared to $80.4 million and $18.6 million, or 9.0% and 8.7% of net sales, for the comparable periods in calendar 1999, respectively. These expenses remained relatively flat with previous year levels due to management's focus on cost management in both North America and Europe, despite the continued investment in information technology. Lower exchange rates also contributed to the decrease in the expense for the year. The increase in expense for the fourth quarter is attributable to the previously announced increased investments in information technology and depreciation for recently introduced software for manufacturing, distribution and administration, as well as marketing expenses associated with new product initiatives related to electronics.

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

Operating income was $25.3 million in 2000 compared to $16.2 million in calendar 1999, or 3.0% and 1.8% of net sales, respectively. Adjusted for the impact of the restructuring charges, operating income deteriorated by $3.4 million, or from 2.8% of net sales for calendar 1999 to 2.5% of net sales for 2000 due to increased costs associated with new product launches and unfavorable foreign exchange rate fluctuations. This was partially offset by a positive contribution to operating income by the Company's Information Products subsidiary. For the fourth quarter of 2000, the Company reported operating income of $7.6 million or 3.8% of net sales ($3.8 million reflects the impact of the restructuring adjustment or 2.0% of net sales) as compared to $7.8 million or 3.7% of net sales for the comparable quarter of calendar 1999. The decline in operating income is primarily the result of unfavorable customer scheduling and increased product launch costs.

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

Interest income remained consistent at $0.4 million in 2000 and calendar 1999.

Royalty income was $2.5 million and $0.8 million for the year and fourth quarter of 2000, compared to $0.8 million and $0.1 million for the comparable periods of the prior year. Royalty income was higher in 2000 due to new licensing agreements on programs that began during 2000.

Other (income) expense, net, was ($0.6) million and ($0.4) million for the year and fourth quarter of 2000, compared to ($2.0) million and $0.2 million, respectively, for the comparable periods of the prior year. The decrease for the year is primarily due to the inclusion of a $2 million pre-tax gain in calendar 1999, which was recorded on the formation of the Schott Donnelly joint venture (see Note 3).

The Company's effective tax rate was approximately 33.1% in 2000 compared to 31.7% in calendar 1999. The effective tax rate in 2000 would have been substantially lower due to income tax benefits from North American export sales; however, as indicated below, significant German deferred tax assets were written down to reflect tax rate decreases enacted in the fourth quarter of 2000. The Company's effective tax rate also varies based on the level and mix in pre-tax earnings (losses) in countries with varying effective tax rates, availability of tax benefits and unusual pre-tax gains or losses.

The Company has recorded $17.2 million and $18.9 million of deferred tax assets primarily related to foreign non-expiring net operating loss carry-forwards at December 31, 2000, and December 31, 1999, respectively, and are substantially offset by related deferred tax liabilities. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets are expected to be realized based on the improvements from the restructuring initiative, and continuous improvement in overall operational earnings from the implementation of the Company's production system throughout Europe. Due to a reduction in the German tax rate during the fourth quarter of 2000, the related deferred tax assets and net income were reduced by $3.4 million.

Minority interest in net (income) loss of subsidiaries was ($0.1) million in 2000, compared to $1.4 million in calendar 1999. The previous year was impacted by the restructuring charge taken at the Company's German subsidiary in the first quarter of calendar 1999 and the consolidation of the financial statements of Varitronix EC starting in the second quarter of calendar 1999.

Equity in losses of affiliated companies totaled $3.2 million in 2000 compared to $2.9 million for the comparable period of the prior year. This increase is due primarily to losses incurred at Donnelly Electronics, which is offset by the Company's Brazilian joint venture which, while still operating at a loss, improved compared to the same period of the prior year as well as continued positive results from the Company's joint ventures in China. Equity in losses of the Company's Lear Donnelly joint venture, which impacted the first nine months of calendar 1999, are no longer included in the Company's financial statements after September 1999 due to the sale of the Company's interest in this joint venture. Equity in the results of the Company's Brazilian joint venture are no longer included in equity in earnings (losses) of affiliated companies after October 2000 due to the Company's acquisition of the remaining interest in this venture and subsequent consolidation of the financial statements of this subsidiary.

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

The Company believes that these strategic initiatives have established the foundation for the Company's ability to improve shareholder value. Excluding unusual and non-recurring items, the net income from operations for the twelve-month period ending December 31, 2000, was $11.9 million.

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

Selling, general and administrative expenses were $37.6 million, or 8.9% of net sales, for the six-month period ended December 31, 1999, compared to $40.8 million, or 9.5% of net sales, in the same period of the prior year. The 7.8% decrease is primarily a result of the Company's reduction of these expenses in both North America and Europe by focusing on best-in-class performance and the impact of the Optics merger effective December 1, 1998.

Research and development expenses were $16.5 million, or 3.9% of net sales, for the six-month period ended December 31, 1999, compared to $19.1 million, or 4.4% of net sales, in the same period of the prior year. These expenses were lower due to the formation of Schott Donnelly and the Optics merger.

Operating income was $10.5 million for the six-month period ended December 31, 1999, compared to $2.0 million for the same period of the prior year. Operating income for the respective quarters was $7.8 million, or 3.7% of net sales, compared to $3.2 million, or 1.3% of net sales. Operating income as a percent of net sales was stronger due to stronger gross profit margins, lower selling, general and administrative and research and development expenses.

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

Income tax expense for the six-month period ended December 31, 1999, was $9.4 million, on a pre-tax income of $26.5 million, for an effective tax rate of 35.7%. The Company's effective tax rate will vary based on the level and mix in pre-tax earnings in countries with varying effective tax rates, availability of tax benefits and unusual pre-tax gains or losses.

The Company has recorded $17.2 million and $18.9 million of deferred tax assets primarily related to foreign non-expiring net operating loss carry-forward at December 31, 2000, and December 31, 1999, respectively, and are substantially offset by related deferred tax liabilities. A significant portion of the loss carry-forwards resulted from the European restructuring charges.

Minority interest in net (income) loss of subsidiaries was $0.4 million for the six-month period ended December 31, 1999, compared to ($0.2) million for the same period of the prior year. The change is primarily due to operating losses at Varitronix EC.

Equity in losses of affiliated companies improved to $1.1 million for the six-month period ended December 31, 1999, from $1.7 million in the same period in the prior year. This is primarily related to increased losses at Donnelly Electronics, partially offset by the sale of the Company's interest in VISION Group, which was incurring operating losses, and operational improvements at the Company's joint ventures in China and Lear Donnelly.

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

In the third quarter of 1999, an $8.8 million pre-tax restructuring charge, or $4.7 million at net income, was recorded for the 1999 European restructuring plan. The restructuring charge included $1.4 million for the impairment of assets and a reserve of $7.4 million for anticipated incremental cash expenditures for the severance and voluntary incentive programs for
approximately  200  production,   production  support,   sales  and  engineering
employees.

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

Operating income was $7.6 million in 1999 compared to $19.8 million in 1998, or 0.8% and 2.6% of net sales, respectively. Operating margins were lower in 1999 primarily due to the restructuring charge, costs associated with the 1999 European restructuring plan and higher growth in sales at NAO of lower margin products. Operating income in 1998 benefited from the favorable arbitration settlement, which offset costs on certain visor programs. However, 1998 was unfavorably impacted by the charge at Optics. Lear Donnelly did not have a material impact on the Company's operating margins for the twelve-month period.

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

The Company's effective tax rate was 16.2% in 1999, compared to 27.1% in 1998. The lower effective tax rate is the result of tax benefits recognized on domestic export sales and domestic U.S. research tax credits. While these items were equal to 1998 levels, the relative percent to the Company's lower pre-tax earnings was higher. In addition, local trade tax benefits in Germany favorably impacted the Company's effective tax rate. These benefits were partially offset by foreign operating losses at Varitronix EC for which no net operating loss carryforward can be utilized due to tax treatment relating to start-up companies in Malaysia.

Minority interest in net (income) loss of subsidiaries increased to $0.9 million in 1999, compared to ($0.2) million in 1998, primarily due to operating losses at Varitronix EC.

Equity in losses of affiliated companies increased to $3.4 million in 1999 compared to $1.8 million in 1998, primarily related to the operating losses incurred by Donnelly Electronics.

Net income was $5.0 million in 1999 compared to $11.6 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.3 on December 31, 2000, compared to 1.2 at December 31, 1999. Working capital was $43.3 million at December 31, 2000, compared to $25.0 million at December 31, 1999. The increase in working capital is due to increased accounts receivable and inventories from new product launches, and reductions in payables and restructuring accruals.

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

The Company's primary foreign investments are in Germany, Ireland, Spain, France, Mexico, China, Brazil and Malaysia. The Company is exposed to fluctuations in many currencies. The Company utilizes interest rate swaps and foreign exchange contracts, from time to time, to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss in the event of nonperformance by any party under these agreements and the effect of these transactions on the results of operations are not material. For a more detailed discussion of the Company's foreign currency transactions and exposures and interest rate risk, see ITEM 7 (a) - "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," filed with this Form 10-K report.

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

Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company has examined and updated its current derivative use policy and identified hedge arrangements, along with their anticipated treatment on an ongoing basis under the provisions of SFAS No. 133. The implementation of this new standard as of January 1, 2001 did not to have a material impact on the Company's results of operations or financial position.

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

The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2000, the net carrying amount of goodwill and other intangible assets is $7.5 million. Amortization expense during the year ended December 31, 2000 was $0.7 million. Currently, the Company is assessing but has not yet determined how adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1 to the Combined Consolidated Financial
Statements, under Item 8 of this Form 10-K report. Additional information relating to financial instruments and debt is included in Note 9, and Note 7 to the Combined Consolidated financial Statements, under Item 8 of this Form 10-K report. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

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

As of 12/31/00:
Interest Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

                                                                                                                      Fair Value
Year Ending       In thousands           2001       2002       2003       2004       2005      Thereafter   Total       12/31/00
-------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- -------------
Liabilities:
Long-term Debt
   Fixed Rate                          $    --    $11,000    $13,250    $ 7,584     $1,833     $  5,000    $38,667    $39,394
     Avg. Interest Rate         7.01%
   Variable Rate                       $    90    $11,545    $40,369    $30,308     $  233     $ 11,486    $94,031    $94,031
     Avg. Interest Rate         7.28%


Interest Rate Derivative Financial Instruments Related to Debt:
----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps
   Pay Variable/Receive Fixed          $      --    $10,000    $ 5,000  $      --   $     --  $       --    $15,000     $   (401)
     Avg. Pay Rate              7.49%
     Avg. Receive Rate          6.93%



Exchange Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

                                                                                                                      Fair Value
Year Ending       In thousands           2001       2002       2003       2004       2005      Thereafter   Total       12/31/00
-------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- -------------
Liabilities:
Long-term Debt
   Fixed Rate--US Dollar                $      --   $ 11,000    $13,250    $ 7,584    $ 1,833    $  5,000    $38,667      $39,394
   Variable Rate--US Dollar             $      --   $  5,601    $22,268    $16,712    $    22    $  9,500    $54,103      $54,103
   Variable Rate--German Mark           $      --   $  4,309    $16,852    $12,602    $    --    $  1,986    $35,749      $35,749
   Variable Rate--Other                 $      90   $  1,635    $ 1,249    $   994    $   211    $     --    $ 4,179      $ 4,179


As of 12/31/99:
Interest Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity
                                                                                                                      Fair Value
Year Ending       In thousands           2000       2001       2002       2003       2004      Thereafter   Total       12/31/99
-------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- -------------
Liabilities:
Long-term Debt
   Fixed Rate                              $  --    $11,666   $10,708     $12,084    $ 6,709     $ 6,833    $48,000      $47,836
     Avg. Interest Rate         6.99%
   Variable Rate                           $  94    $   714   $ 6,183     $23,141    $17,406     $11,939    $59,477      $59,477
     Avg. Interest Rate         4.72%


Interest Rate Derivative Financial Instruments Related to Debt:
----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps
   Pay Variable/Receive Fixed            $20,000   $     --   $ 5,000     $ 5,000   $     --    $     --    $30,000     $   (230)
     Avg. Pay Rate              7.02%
     Avg. Receive Rate          6.48%


Exchange Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity
                                                                                                                      Fair Value
Year Ending       In thousands           2000       2001       2002       2003       2004      Thereafter   Total       12/31/99
-------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------- ---------- -------------
Liabilities:
Long-term Debt
   Fixed Rate--US Dollar                 $     --    $11,666    $10,708    $12,084    $ 6,709     $ 6,833    $48,000      $47,836
   Variable Rate--US Dollar              $     --    $   209    $ 2,639    $ 9,477    $ 7,197     $ 9,733    $29,255      $29,255
   Variable Rate--Euro                   $     94    $   505    $ 3,543    $13,665    $10,209     $ 2,206    $30,222      $30,222

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data for the Company are on the following pages 31 through 55.

INDEX TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS:
-------------------------------------------------------

                                                                            Page
                                                                            ----
Combined Consolidated Statements of Income for the year ended
   December 31, 2000; six months ended December 31, 1999, and
   years ended July 3, 1999; and June 27, 1998 (as restated).............     32

Combined Consolidated Balance Sheets as of December 31, 2000;
   and December 31, 1999 (as restated)...................................     33

Combined Consolidated Statements of Cash Flows for the year ended
   December 31, 2000; six months ended December 31, 1999; and
   years ended July 3, 1999; and June 27, 1998 (as restated).............     34

Combined Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000; six months ended December 31, 1999, and years ended July 3, 1999; and June 27, 1998 (as restated)..............  35-36

Notes to the Combined Consolidated Financial Statements (as restated)....     37

Management's Responsibility for Financial Reporting .....................     59

Report of Independent Certified Public Accountants ......................     60

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF INCOME (as restated)

                                                                               Six Months
                                                            Year Ended            Ended                      Fiscal Years Ended
                                                                                                    --------------------------------
                                                            December 31,        December 31,          July 3,               June 27,
In thousands, except share data                                 2000               1999                1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $ 857,479          $ 421,641           $ 904,969             $ 763,311
Cost of sales                                                  720,503            357,083             770,653               632,679
                                                          --------------------------------------------------------------------------
               Gross profit                                    136,976             64,558             134,316               130,632
Operating expenses:
Selling, general and administrative                             80,266             37,563              83,698                70,906
Research and development                                        35,179             16,463              34,221                36,418
Restructuring and other charges (credits)                       (3,796)                --               8,777                 3,468
                                                          --------------------------------------------------------------------------
Total operating expenses                                       111,649             54,026             126,696               110,792
                                                          --------------------------------------------------------------------------
               Operating income                                 25,327             10,532               7,620                19,840
                                                          --------------------------------------------------------------------------
Non-operating (income) expenses:
Interest expense                                                 7,660              2,875               7,858                 8,347
Interest income                                                   (435)              (342)               (325)                 (530)
Royalty income                                                  (2,504)              (227)               (837)                 (122)
Gain on sale of equity investments                                (352)           (18,458)             (5,498)               (4,598)
Other (income) expenses, net                                      (623)               198              (2,568)               (1,872)
                                                          --------------------------------------------------------------------------
Total non-operating (income) expenses                            3,746            (15,954)             (1,370)                1,225
                                                          --------------------------------------------------------------------------
               Income before taxes on income                    21,581             26,486               8,990                18,615
Taxes on income                                                  7,137              9,447               1,458                 5,043
                                                          --------------------------------------------------------------------------
               Income before minority interest
                   and equity earnings                          14,444             17,039               7,532                13,572
Minority interest in net (income) losses of
  subsidiaries                                                    (129)               389                 893                  (163)
Equity in losses of affiliated companies                        (3,192)            (1,122)             (3,436)               (1,832)
                                                          --------------------------------------------------------------------------
Income before cumulative effect of change in
  accounting principle                                          11,123             16,306               4,989                11,577
Cumulative effect of change in accounting principle                 --             (1,010)                 --                    --
                                                          --------------------------------------------------------------------------
Net income                                                    $ 11,123           $ 15,296             $ 4,989              $ 11,577
                                                          ==========================================================================
Per share of common stock:

     Basic EPS
     Income before cumulative effect of
            change in accounting principle                      $ 1.09             $ 1.61              $ 0.49                $ 1.16
     Cumulative effect of change in accounting principle            --              (0.10)                 --                    --
                                                          --------------------------------------------------------------------------
     Net income                                                 $ 1.09             $ 1.51              $ 0.49                $ 1.16
                                                          ==========================================================================
     Diluted EPS
     Income before cumulative effect of
            change in accounting principle                      $ 1.09             $ 1.60              $ 0.49                $ 1.15
     Cumulative effect of change in accounting principle            --              (0.10)                 --                    --
                                                          --------------------------------------------------------------------------
     Net income                                                 $ 1.09             $ 1.50              $ 0.49                $ 1.15
                                                          ==========================================================================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS (as restated)
                                                                                December 31,                December 31,
In thousands, except share data                                                    2000                        1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                         $ 4,599                      $ 4,153
Accounts receivable, less allowance of $1,837 and $2,449                           82,802                       80,378
Inventories                                                                        55,933                       50,392
Recoverable customer tooling                                                       11,969                       22,526
Prepaid expenses                                                                   12,522                        3,664
Deferred income taxes                                                               4,499                        2,594
                                                                                ------------------------------------------
               Total current assets                                               172,324                      163,707
                                                                                ------------------------------------------
Property, plant and equipment:
Land                                                                                8,626                        8,781
Buildings                                                                          76,134                       78,656
Machinery, equipment and software                                                 221,881                      202,368
Capital projects in progress                                                       39,059                       33,405
                                                                                ------------------------------------------
                                                                                  345,700                      323,210
Less accumulated depreciation                                                     133,566                      124,824
                                                                                ------------------------------------------
               Net property, plant and equipment                                  212,134                      198,386
Investments in and advances to affiliates                                          24,483                       21,192
Other assets                                                                       15,055                       18,537
                                                                                ------------------------------------------
               Total assets                                                     $ 423,996                    $ 401,822
                                                                                ==========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                 $ 89,163                     $ 92,098
Current maturities of long-term debt                                                   90                           94
Accruals:
Compensation                                                                       12,810                       11,816
Taxes                                                                               7,379                        9,168
Restructuring reserve                                                               3,231                        9,098
Other                                                                              16,307                       16,401
                                                                                ------------------------------------------
               Total current liabilities                                          128,980                      138,675
                                                                                ------------------------------------------
Long-term debt, less current maturities                                           132,608                      107,383
Postretirement plans                                                               37,440                       32,032
Other non-current liabilities                                                       8,990                       11,809
                                                                                ------------------------------------------
               Total liabilities                                                  308,018                      289,899
                                                                                ------------------------------------------
Minority interest                                                                   1,353                          951
Shareholders' equity:
Series preferred stock: 1,000,000 shares authorized and unissued                       --                            --
Preferred stock, 7 1/2% cumulative, $10 par; shares authorized
    250,000, issued 53,112                                                            531                          531
Common stocks:
    Class A, $.10 par; shares authorized 30,000,000, issued
        6,095,199 and 5,994,910                                                       610                          599
    Class B, $.10 par; shares authorized 15,000,000, issued
        4,098,314 and 4,158,502                                                       410                          416
    Donnelly Export Corporation, $.01 par; shares authorized
        600,000, issued 374,705 and 380,212                                             4                            4

Additional paid-in capital                                                          33,336                       32,706
Accumulated other comprehensive loss                                               (14,683)                     (11,191)
Retained earnings                                                                   94,417                       87,907
                                                                                ------------------------------------------
               Total shareholders' equity                                          114,625                      110,972
                                                                                ------------------------------------------
               Total liabilities and shareholders' equity                        $ 423,996                    $ 401,822
                                                                                ==========================================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (as restated)

                                                                                        Six Months
                                                                        Year Ended        Ended               Fiscal Years Ended
                                                                                                       -----------------------------
                                                                       December 31,     December 31,       July 3,         June 27,
In thousands                                                              2000             1999             1999             1998
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $ 11,123        $ 15,296          $ 4,989          $ 11,577
Adjustments to reconcile net income to net cash from
  (for) operating activities:
Depreciation and amortization                                             27,042          12,936           23,328            23,134

Gain on sale of equity investments                                          (352)        (18,458)          (5,498)           (4,598)
Deferred pension cost and postretirement benefits                          5,408           2,559            6,462             5,670
Change in deferred income taxes                                            5,014          (1,079)            (160)            2,946
Minority interest in income (losses) of subsidiaries                         129            (389)            (893)              163
Equity in losses of affiliated companies                                   3,192           1,122            3,436             1,832

Restructuring charges (credits)                                           (3,796)             --            8,777             3,468
Cumulative effect of change in accounting principle                           --           1,010               --                --
Changes in operating assets and liabilities:
Sale (repayment) of accounts receivable                                     (369)         (3,095)           2,402            (2,695)
Accounts receivable                                                       (6,099)         (9,967)          13,701           (24,613)
Inventories                                                               (6,622)         (7,208)             384            (4,366)
Prepaid expenses and other current assets                                  2,517           3,635           (2,968)            3,868
Accounts payable and other current liabilities                            (2,221)           (789)          24,564              (475)
Other                                                                     (3,081)         (3,769)           3,592              (966)
                                                                       -------------------------------------------------------------
               Net cash from (for) operating activities                   31,885          (8,195)          82,116            14,945
                                                                       -------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                     (43,318)        (21,670)         (57,807)          (46,164)
Investments in and advances to affiliates                                (13,162)         (9,657)          (6,957)           (1,045)
Proceeds from sale of property and equipment                                 829             297              723               677
Proceeds from sale of equity investments                                     759          24,227            8,636            11,067
Proceeds from affiliate stock redemption                                     324              --               --                --
Proceeds from sale-lease back                                                 --              --               --             7,521

Cash increase due to consolidation of subsidiary                              25             576               --                --
Other                                                                     (1,136)            506           (1,028)             (856)
                                                                       -------------------------------------------------------------
               Net cash for investing activities                         (55,679)         (5,721)         (56,433)          (28,800)
                                                                       -------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                              34,261          19,342               --            13,798
Repayments on long-term debt                                              (7,236)         (3,500)         (28,767)             (429)
Investments and advances from minority partner                             1,500              --            4,482                --
Redemption of minority interest in subsidiary                               (946)             --               --                --
Common stock issance                                                       1,003             832              533             2,128
Dividends paid                                                            (4,108)         (2,048)          (4,076)           (4,031)
Other                                                                         --              --               --              (218)
                                                                       -------------------------------------------------------------
               Net cash from (for) financing activities                   24,474          14,626          (27,828)           11,248
                                                                       -------------------------------------------------------------
Effect of foreign exchange rate changes on cash                             (234)            (92)             (70)             (333)
Effect of December 1999 cash flow activity for certain
  subsidiaries (See Note 2)                                                   --             122               --                --
Increase (decrease) in cash and cash equivalents                             446             740           (2,215)           (2,940)
Cash and cash equivalents, beginning of year                               4,153           3,413            5,628             8,568
                                                                       -------------------------------------------------------------
Cash and cash equivalents, end of year                                   $ 4,599         $ 4,153          $ 3,413           $ 5,628
                                                                       =============================================================

The accompanying notes are an integral part of these statements

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (as restated)

                                                                  Common Stock
                                                           ----------------------------
                                                                                                              Accumulated    Total
                                                                              Donnelly   Additional              other       share-
                                                   Preferred   Class   Class    Export    paid-in   Retained  comprehensive holders'
In thousands, except share data                      stock       A       B    Corporation capital   earnings     income     equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 28, 1997 (as previously reported)       $ 531     $ 541    $ 446     $ 4    $ 28,765   $ 69,578   $ (6,038)  $ 93,827
Prior period adjustment (see Note 1 and Note 18)                                                       (2,710)               (2,710)
Balance, June 28, 1997 (as restated)                    531       541      446       4      28,765     66,868     (6,038)    91,117
Conversion of Class B to Class A                                   11      (11)
Shares Common stock issued under employee benefit
 plans                                                             20                        2,107                            2,127
Change in investment in affiliate                                                               41                               41
Income tax benefit arising from employee stock
 option plans                                                                                  355                              355
Cash dividends declared:
Preferred stock -- $.75 per share                                                                         (40)                  (40)
Common stock:
  Class A -- $.40 per share                                                                            (2,229)               (2,229)
  Class B -- $.40 per share                                                                            (1,763)               (1,763)
Net incoeme                                                                                            11,577
Other comprehensive income:
         Foreign currency translation adjustment                                                                     261
         Foreign currency transaction adjustments
             on long-term advances to affiliates                                                                  (2,306)
Total comprehensive income                                                                                                    9,532
                                                     -------------------------------------------------------------------------------
Balance, June 27, 1998                                  531       572      435       4      31,268     74,413     (8,083)    99,140

Conversion of Class B to Class A                                   19      (19)
Shares Common stock issued under employee benefit
 plans                                                              6                          527                              533
Income tax benefit arising from employee stock option
 plans                                                                                          74                               74
Cash dividends declared:
Preferred stock - $.75 per share                                                                          (40)                  (40)
Common stock:
         Class A - $.40 per share                                                                      (2,344)               (2,344)
         Class B - $.40 per share                                                                      (1,692)               (1,692)
Net income                                                                                              4,989
Othr comprehensive income:
         Foreign currency translation adjustment                                                                     943
         Foreign currency transaction adjustments on
             long-term advances to affiliates                                                                     (3,017)
Total comprehensive income                                                                                                    2,915
                                                     -------------------------------------------------------------------------------
Balance, July 3, 1999                                 $ 531     $ 597    $ 416     $ 4    $ 31,869   $ 75,326  $ (10,157)  $ 98,586

Continued on page 36

DONNELLY CORPORATION AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (as restated)

                                                                  Common Stock
                                                           ----------------------------
                                                                                                              Accumulated    Total
                                                                              Donnelly   Additional              other       share-
                                                   Preferred   Class   Class    Export    paid-in   Retained  comprehensive holders'
In thousands, except share data                      stock       A       B    Corporation capital   earnings     income     equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 3, 1999                                 $ 531     $ 597    $ 416    $ 4     $ 31,869   $ 75,326  $ (10,157)  $ 98,586
Subsidiary common stock issued                                                                 368                              368
Common stock issued under employee benefit plans                    2                          464                              466
Income tax benefit arising from employee stock
 option plans                                                                                    5                                5
Cash dividends declared:
Preferred stock - $.75 per share                                                                          (20)                  (20)
Common stock:
         Class A - $.20 per share                                                                      (1,196)               (1,196)
         Class B - $.20 per share                                                                        (832)                 (832)
Subsidiaries year end change (See note 2)                                                                (667)                 (667)
Net income                                                                                             15,296
Other comprehensive income:
         Foreign currency translation adjustment                                                                      448
         Foreign currency transaction adjustments on
           long-term advances to affiliates                                                                        (1,482)
Total comprehensive income                                                                                                   14,262
                                                     -------------------------------------------------------------------------------
Balance, December 31, 1999                              531       599      416      4       32,706     87,907     (11,191)  110,972

Conversion of Class B to Class A Shares                             6       (6)
Subsidiary common stock issued                                                                 654                              654
Common stock issued under employee benefit plans                    5                          344                              349
Redemption of minority shares                                                                 (368)      (505)                 (873)


Cash dividends declared:
Preferred stock - $.75 per share                                                                          (40)                  (40)
Common stock:
         Class A - $.40 per share                                                                      (2,423)               (2,423)
         Class B - $.40 per share                                                                      (1,645)               (1,645)
Net income                                                                                             11,123
Other comprehensive income:
         Foreign currency translation adjustment                                                                      67
         Foreign currency transaction adjustments on
             long-term advances to affiliates                                                                     (3,559)
Total comprehensive income                                                                                                    7,631
                                                    --------------------------------------------------------------------------------
Balance, December 31, 2000                            $ 531     $ 610    $ 410    $ 4     $ 33,336   $ 94,417   $(14,683)  $114,625
                                                    ================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND RESTATEMENT

The combined consolidated financial statements include the accounts of Donnelly Corporation, Donnelly Export Corporation, and all majority owned or controlled subsidiaries (collectively "the Company"), after all significant inter-company balances, transactions and shareholdings have been eliminated and adjustments for minority interests have been made. All other investments in non-controlled companies are accounted for using the cost method of the equity method of accounting as deemed appropriate. Cost in excess of net assets of acquired companies is amortized on a straight-line basis over a period of 20 years.

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

The investment in Donnelly Electronics had been accounted for under the cost method since initial investment in the first quarter of fiscal 1997, and was subsequently consolidated upon the Company's acquisition of the remaining outstanding common stock on February 28, 2001. Prior to consolidation, Donnelly Electronics incurred operating losses, which were not reflected in the operating results of the Company under the cost method of accounting. Upon further review, it was determined that this investment should have been accounted for in accordance with the equity method prior to February 28, 2001. Under the equity method, substantially all of the operating losses incurred by Donnelly Electronics prior to consolidation have been included in the Company's restated net income, due to depletion of the Donnelly Electronics' equity and substantial funding provided by the Company.

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

The accompanying financial statements and notes reflect the restated amounts. Also refer to Note 18.

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

                                                          Years
                                                     -----------------
         Buildings                                      10 to 50
         Machinery, equipment and software               3 to 15

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

COMBINED CONSOLIDATED STATEMENTS OF INCOME (as restated)

                                                            Calendar Year Ended                    Six Months Ended
                                                      --------------------------------    ----------------------------------
                                                                        (Unaudited)                           (Unaudited)
                                                      December 31,     December 31,        December 31,        January 2,
In thousands, except share data                           2000             1999                1999               1999
----------------------------------------------------------------------------------------------------------------------------
Net sales                                            $     857,479     $     897,914     $      421,641      $    428,696
Cost of sales                                              720,503           760,890            357,083           366,846
                                                    ------------------------------------------------------------------------
     Gross profit                                          136,976           137,024             64,558            61,850
Operating expenses:
Selling, general and administrative                         80,266            80,438             37,563            40,823
Research and development                                    35,179            31,617             16,463            19,067
Restructuring and other charges                             (3,796)            8,777                  0                 0
                                                    ------------------------------------------------------------------------
Total operating expenses                                   111,649           120,832             54,026            59,890
                                                    ------------------------------------------------------------------------
     Operating income                                       25,327            16,192             10,532             1,960
Non-operating (income) expenses:
Interest expense                                             7,660             6,551              2,875             4,182
Interest income                                               (435)             (379)              (342)             (287)
Royalty income                                              (2,504)             (800)              (227)             (266)
Gain on sale of equity investments                            (352)          (23,588)           (18,458)             (368)
Other (income) expenses, net                                  (623)           (2,096)               198              (273)
                                                    ------------------------------------------------------------------------
Total non-operating (income) expenses                        3,746           (20,312)           (15,954)            2,988
                                                    ------------------------------------------------------------------------
     Income (loss) before taxes on income                   21,581            36,504             26,486            (1,028)
Taxes on income (credit)                                     7,137            11,581              9,447              (676)
                                                    ------------------------------------------------------------------------
     Income (loss) before minority interest and
       equity earnings                                      14,444            24,923             17,039              (352)
Minority interest in net (income) losses of
  subsidiaries                                               (129)             1,428                389              (146)
Equity in loss of affiliated companies                     (3,192)            (2,890)            (1,122)           (1,669)
                                                    ------------------------------------------------------------------------
Income (loss) before cumulative effect of change
  in accounting principle                                   11,123             23,461            16,306            (2,167)
Cumulative effect of change in accounting principle         --                (1,010)            (1,010)               --
                                                    ------------------------------------------------------------------------
Net income (loss)                                    $      11,123     $      22,451     $       15,296      $     (2,167)
                                                    ========================================================================
Per share of common stock:
     Basic EPS
     Income (loss) before cumulative effect of
       change in accounting principle                $        1.09     $        2.32     $         1.61      $      (0.22)
     Cumulative effect of change in accounting
       principle                                                --             (0.10)             (0.10)               --
                                                    ----------------- ----------------  ------------------------------------
     Net income (loss)                               $        1.09     $        2.22     $          1.51     $      (0.22)
                                                    ================= ================  ====================================

     Average common shares outstanding                  10,167,999        10,119,385         10,139,473        10,082,230

3.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

On February 28, 2001, the Company acquired all of the outstanding common stock of Donnelly Electronics, not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of shares of the Company's Class A Common Stock. The acquisition has been accounted for under the purchase method of accounting, and the goodwill and intagibles recorded on a preliminary basis as a result of the acquisition are being amortized over 20 years. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics' financial statements beginning in March 2001. Prior to the acquisition of the remaining interest, the Company owned 18.2% of the common stock of Donnelly Electronics and had advanced funds for its operations. Due to the funding of Donnelly Electronics by Donnelly Corporation, 100% of the operating losses incurred by Donnelly Electronics have been recognized under the equity method of accounting prior to consolidation. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as Electrochromic rearview mirrors and electronic compass systems, and also produces products for other automotive suppliers and non-automotive customers.

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

In 2000, the Company purchased the remaining minority interest in Donnelly Hohe Espana, S.A., for approximately $1.9 million.

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

Summarized balance sheet and income statement information for the Company's non-consolidated affiliates accounted for using the equity method is shown below:

                                                                    6 months ended
In thousands                                               2000      Dec. 31, 1999    1999          1998
------------------------------------------------------ ------------- ------------- ------------- -------------
Summarized Balance Sheet Information
     Current assets                                           8,378         4,009        50,128        64,389
     Noncurrent assets                                        6,586         5,655        43,158        51,708
     Current liabilities                                     21,469         2,483        36,340        32,541
     Noncurrent liabilities                                     254        14,942        36,945        31,893
                                                       ------------- ------------- ------------- -------------
     Net equity (deficit)                                    (6,759)       (7,761)       20,001        51,663
                                                       ============= ============= ============= =============

Summarized Income Statement Information
     Net sales                                               19,427         6,849       225,430       103,825
     Costs and expenses                                      27,478         9,831       233,092       112,049
                                                       ------------- ------------- ------------- -------------
     Net loss                                                (8,051)       (2,982)       (7,662)       (8,224)
                                                       ============= ============= ============= =============

4.   NATURE OF OPERATIONS

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

A summary of the Company's operations by its business segments follows:

                                                                                        Other       Inter-segment      Total
In thousands (as restated)                                       NAO          EO      Segments*     Eliminations     Segments
---------------------------------------------------------- ------------ ------------ ------------- ---------------- ------------
Year ended December 31, 2000:
Revenues.........................................            $ 579,588    $ 267,483    $ 20,813    $   (10,405)       $ 857,479
Segment profit...................................               55,027        9,394         279             --           64,700
Depreciation and amortization....................               15,832       10,197         393             --           26,422
Identifiable assets..............................              253,163      136,105      38,011        (16,893)         410,386
Investment in equity affiliates..................                   --           --       4,376             --            4,376
Capital expenditures.............................               30,814       11,047         875             --           42,736

Year ended December 31, 1999 (unaudited):
Revenues.........................................            $ 556,202    $ 276,369    $ 71,472    $    (6,129)       $ 897,914
Segment profit...................................               57,697        9,263       (2,982)           --           63,978

Six months ended December 31, 1999:
Revenues.........................................            $ 263,458    $ 135,633    $ 25,990    $    (3,440)       $ 421,641
Segment profit...................................               24,913        6,998     (1,203)             --           30,708
Depreciation and amortization....................                7,014        5,473          66             --           12,553
Identifiable assets..............................              235,934      128,884      31,275        (12,077)         384,016
Investment in equity affiliates..................                   --           --       2,903             --            2,903
Capital expenditures.............................               15,607        5,184         733             --           21,524

Six months ended January 2, 1999 (unaudited):
Revenues.........................................            $ 254,786    $ 139,978    $ 35,595    $    (1,663)        $428,696
Segment profit...................................               20,772        5,128        (775)            --           25,125

Fiscal year ended July 3, 1999:
Revenues.........................................             $547,531     $280,714     $81,077    $    (4,353)        $904,969
Segment profit...................................               53,557        7,394     (2,555)             --           58,396
Depreciation and amortization....................               12,799       10,277       (387)             --           22,689
Identifiable assets..............................              211,351      129,193      28,326         (9,612)         359,258
Investment in equity affiliates..................                   --           --      11,291             --           11,291
Capital expenditures.............................               38,871       13,598       3,068             --           55,537

Fiscal year ended June 27, 1998:
Revenues.........................................             $477,518     $261,635    $ 27,628    $    (3,470)        $763,311
Segment profit...................................               45,768       12,058       4,504             --           62,330
Depreciation and amortization....................               12,389       10,855       (682)             --           22,562
Identifiable assets..............................              202,784      140,701      19,654         (5,423)         357,716
Investment in equity affiliates..................                   --           --      16,730             --           16,730
Capital expenditures.............................               28,531       14,257       1,552             --           44,340

*Other Segments category includes the Company's automotive joint ventures.

                                            Years Ended                     Six Months Ended            Fiscal Years Ended
                                 ----------------------------------- ------------------------------- -------------------------
                                                     (unaudited)                       (unaudited)
                                    December 31,     December 31,      December 31,    January 2,      July 3,     June 27,
In thousands (as restated)              2000             1999              1999           1999           1999        1998
------------------------------------------------------------------------------------------------------------------------------
Segment profit from reportable
segments.........................  $     64,421      $     66,960      $     31,911     $   25,900     $  60,951   $  57,826
Segment profit from other
segments.........................           279            (2,982)           (1,203)          (775)       (2,555)      4,504
Interest, net....................        (7,225)           (6,172)           (2,533)        (3,895)       (7,533)     (7,817)
Depreciation and amortization....       (27,042)          (22,900)          (12,936)       (13,363)      (23,328)    (23,134)
Restructuring and other
(charges) credits................         3,796            (8,777)               --             --        (8,777)     (3,468)
Gain on sale of equity
investments......................           352            23,588            18,458            368         5,498       4,598
Gain on formation of joint
venture..........................            --             2,000                --             --         2,000          --
Corporate and other expenses*....       (13,000)          (15,213)           (7,211)        (9,263)      (17,266)    (13,894)
                                 ---------------------------------------------------------------------------------------------
Income (loss) before taxes
   on income.....................  $     21,581      $     36,504      $     26,486     $   (1,028)    $   8,990   $  18,615
                                 =============================================================================================

* Corporate and other expenses category includes centralized corporate functions such as advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

                                                                                                December 31,     December 31,
In thousands (as restated)                                                                          2000             1999
--------------------------------------------------------------------------------------------------------------------------------
Identifiable Assets:
Total assets of reportable segments.....................................................         $  389,268       $  364,818
Total assets of other segments..........................................................             38,011           31,275
Elimination of intersegment receivables.................................................            (16,893)         (12,077)
Corporate and other assets*.............................................................             13,610           17,806
                                                                                               ---------------------------------
Total Consolidated Assets...............................................................         $  423,996       $  401,822
                                                                                               =================================

* Corporate and other assets category includes tax-related assets, fixed assets related to centralized corporate and advanced research functions, consisting primarily of buildings and equipment, capitalized costs and financial assets.

The following summarizes the Company's sales by product line:

                                                            Year         Six Months
                                                            Ended            Ended                    Fiscal Years Ended
                                                                                               ---------------------------------
                                                        December 31,       December 31,            July 3,         June 27,
In thousands                                                2000               1999                 1999             1998
--------------------------------------------------------------------------------------------------------------------------------
Mirror systems and components.....................        $ 434,493          $ 203,534           $  414,981       $  355,823
Modular window systems............................          328,140            161,594              335,345          286,470
Interior lighting and trim........................           11,503             21,806               73,626           42,175
Handle products...................................           45,871             19,273               57,318           51,251
Other products....................................           37,472             15,434               23,699           27,592
                                                      --------------------------------------------------------------------------
                                                          $ 857,479          $ 421,641           $  904,969       $  763,311
                                                      ==========================================================================

Sales to major automobile manufacturers as a percentage of the Company's net sales follows:

                                                                  Year           Six Months
                                                                  Ended            Ended              Fiscal Years Ended
                                                                                                -------------------------------
                                                               December 31,     December 31,        July 3,         June 27,
                                                                  2000              1999              1999            1998
                                                             ------------------------------------------------------------------
Ford ......................................................         27%               28%               24%               27%
DaimlerChrysler............................................         19                21                21                20
General Motors.............................................          7                 8                 6                 5
Honda......................................................          7                 7                 7                 8
BMW........................................................          7                 6                 6                 7
Volkswagen.................................................          7                 6                 6                 6
                                                             ------------------------------------------------------------------
                                                                    74%               76%               70%               73%
                                                             ==================================================================

A summary of the Company's operations by geographic area follows and does not include sales of joint ventures in which the Company holds a non-controlling ownership interest:

                                                                    Year          Six Months
                                                                    Ended            Ended            Fiscal Years Ended
                                                                                                 ------------------------------
                                                                December 31,     December 31,       July 3,        June 27,
In thousands                                                        2000             1999            1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
North American:
     United States..........................................    $   464,321       $   223,791     $  482,062     $  420,544
     Export:
         Americas...........................................        115,511            53,754        122,513         76,433
         Asia...............................................          8,994             4,853          6,847          3,313
         Europe.............................................             45               488          1,355          2,002
         Other..............................................            461               140            386            350
                                                              -----------------------------------------------------------------
                                                                $   589,332       $   283,026     $  613,163     $  502,642

Germany.....................................................        137,443            79,329        177,196        173,857
Ireland.....................................................         71,664            30,431         61,682         43,245
Other Foreign...............................................         59,040            28,855         52,928         43,567
                                                              -----------------------------------------------------------------
                                                                $   857,479       $   421,641     $  904,969     $  763,311
                                                              =================================================================

                                                                                              December 31,      December 31,
In thousands (as restated)                                                                        2000              1999
-------------------------------------------------------------------------------------------------------------------------------
Long-Lived Assets:
United States...........................................................................       $   139,992      $   125,750
Germany.................................................................................            45,370           48,393
Ireland.................................................................................            10,145            9,563
Other Foreign...........................................................................            22,994           19,400
                                                                                             ----------------------------------
                                                                                               $   218,501      $   203,106
                                                                                             ==================================

5.   RESTRUCTURING AND OTHER CHARGES

In February 1999, the Company announced a European restructuring plan ("the 1999 plan") based on a strategy to improve the overall operating efficiency and customer service of the European organization by 1) re-organizing certain manufacturing and customer service functions into a more customer focused structure, 2) consolidating two of the German manufacturing facilities, 3) implementing throughout Europe the Donnelly Production System, the Company's approach to lean manufacturing processes and 4) re-aligning sales and engineering functions throughout Europe. An $8.8 million pre-tax restructuring charge, or $4.7 million at net income, was recorded for the 1999 plan, including $1.4 million for the impairment of assets and $7.4 million for anticipated incremental cash expenditures for the severance and voluntary retirement programs for approximately 200 production, production support, sales and engineering employees. In May 1997, the Company had recorded a $10.0 million pre-tax restructuring charge, or $5.3 million at net income, for the elimination of redundant operations, as well as, outsourcing of inefficient operations in Europe ("the 1997 plan"). A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the 1997 plan. The Company included the remaining actions of the 1997 plan in the 1999 plan. As of December 31, 2000, the Company had terminated 197 employees under the combined plans. In addition, the Company has experienced a net reduction of approximately 76 employees through normal attrition.

The Company also funded approximately $3.1 million of capital expenditures for the construction of shipping and warehousing facilities associated with actions in support of the combined plans. These costs do not qualify as restructuring within the technical accounting guidelines and therefore were included in the Company's capital expenditures.

As required by the generally accepted accounting principles for restructuring charges, the Company reduced its restructuring reserve by $3.8 million pre-tax, or $2.4 million at net income, in the fourth quarter of 2000. The reduction is attributable to (i) savings associated with higher than anticipated voluntary employee attrition and (ii) continuing developments within the market and the operations, which have made the outcome uncertain for some aspects of the combined plans. The ending reserve balance of $3.2 million represents the costs associated with the remaining planned actions expected to be substantially completed during 2001. While the Company believes that further restructuring actions may be appropriate in Europe and it continues to evaluate these operations for improvements, the assessment of possible actions has not yet been completed.

Details of the European restructuring reserves are as follows:

                                                                        Severance and          Asset             Restructuring
In thousands                                                               Benefits         Impairment               Total
--------------------------------------------------------------------------------------------------------------------------------
1997 plan..............................................                    $   9,965         $     --             $   9,965
1999 plan..............................................                        7,426            1,351                 8,777
     1998 reserve reduction............................                       (1,117)              --                (1,117)
     2000 reserve reduction............................                       (3,448)            (348)               (3,796)
     Amounts utilized..................................                       (8,172)            (530)               (8,702)
     Impact of foreign currency changes................                       (1,775)            (121)               (1,896)
                                                                   -------------------------------------------------------------
Accrued Restructuring Costs at December 31, 2000                           $  2,879          $    352             $  3,231
                                                                   =============================================================

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

6.   INVENTORIES

Inventories consist of:

                                                                                              December 31,      December 31,
In thousands                                                                                      2000              1999
-------------------------------------------------------------------------------------------------------------------------------
Finished products and work in process.................................................           $ 18,124          $ 14,882
Raw materials.........................................................................             37,809            35,510
                                                                                            -----------------------------------
                                                                                                 $ 55,933          $ 50,392
                                                                                            ===================================

7.   DEBT AND OTHER FINANCING ARRANGEMENTS

Debt consists of:

                                                                                              December 31,      December 31,
In thousands                                                                                      2000              1999
-------------------------------------------------------------------------------------------------------------------------------
Borrowings under revolving credit agreements at 7.28% and 4.72 %......................           $ 78,031          $ 42,468
Senior Notes:
     6.67%, due 2003, principal payable in semi-annual installments of $1,750.........              6,250             9,750
     7.22%, due 2004, principal payable in semi-annual installments of $1,750.........              9,750            13,250
     6.70%, due 2005, principal payable in semi-annual installments of $2,333.........             17,667            20,000
Industrial revenue bonds:
     Adjustable  rates (4.84% at December 31,  2000 and 4.73% at December 31, 1999)
     due in 2008-2010.................................................................              9,500             9,500
     8.13%, due in 2012...............................................................              5,000             5,000
Other.................................................................................              6,500             7,509
                                                                                            -----------------------------------
Total.................................................................................            132,698           107,477
Less current maturities...............................................................                 90                94
                                                                                            -----------------------------------
                                                                                                $ 132,608         $ 107,383
                                                                                            ===================================

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

The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At December 31, 2000, the Company was in compliance with all related covenants. Retained earnings available for dividends at December 31, 2000, are $20.2 million.

Certain  maturities  are generally  classified as long-term due to the intent to
refinance  these  under  the  revolving  credit   agreement.   Annual  principal
maturities consist of:

                  Year ending               In thousands                                            Amount
                  ----------------------------------------------------------------------------------------
                  2001......................................................................... $       90
                  2002.........................................................................     22,545
                  2003.........................................................................     53,619
                  2004.........................................................................     37,892
                  2005.........................................................................      2,066
                  2006 and thereafter..........................................................     16,486
                                                                                                ----------
                                                                                                $  132,698
                                                                                                ==========

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

The carrying value and estimated fair value of all financial instruments in which the fair value differs from carrying value at December 31, 2000, and December 31, 1999, are as follows:

                                                                                December 31, 2000         December 31, 1999
                                                                             --------------------------------------------------
                                                                              Carrying       Fair       Carrying       Fair
In thousands                                                                    Value        Value        Value       Value
-------------------------------------------------------------------------------------------------------------------------------
Liabilities:
Long-term, fixed-rate debt.............................................       $38,667      $39,394      $48,000      $47,836
Derivatives:
Interest rate swaps....................................................            --         (401)          --         (230)
Foreign exchange contracts.............................................            --          172           --         (134)

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

Assumptions used in determining net periodic pension cost are as follows:

                                                                    Year          Six Months
                                                                    Ended            Ended                Fiscal Years Ended
                                                                                                     ------------------------------
                                                                December 31,     December 31,           July 3,        June 27,
                                                                    2000             1999                 1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
Discount rate............................................               8.00%             7.50%            7.00%            7.75%
Compensation increase....................................               5.00%             5.00%            5.00%            5.00%
Expected return on plan assets...........................               9.50%             9.50%            9.50%            9.50%
In thousands:
------------
Service cost.............................................       $      4,355      $      2,371        $  5,085          $  4,284
Interest cost............................................              7,069             3,343           6,459             5,881
Expected return on plan assets...........................             (7,725)           (3,727)         (7,087)           (6,023)
Net amortization and deferral............................               (684)             (147)           (175)               84
                                                              ---------------------------------------------------------------------
Net periodic benefit cost................................       $      3,015      $      1,840        $  4,282          $  4,226
                                                              =====================================================================

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status:

                                                                                                   Year          Six Months
                                                                                                  Ended            Ended
                                                                                               December 31,      December 31,
In thousands                                                                                       2000             1999
------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of period.............................................          $   86,278       $   91,314
Service cost..........................................................................               4,355            2,371
Interest cost.........................................................................               7,069            3,343
Plan participants' contributions......................................................                 103               81
Actuarial losses (gains)..............................................................              10,492           (9,850)
Foreign exchange rate changes.........................................................                (592)            (121)
Benefits paid.........................................................................              (1,999)            (860)
                                                                                              --------------------------------
Benefit obligation at end of period...................................................          $  105,706       $   86,278
                                                                                              ================================

Change in plan assets
Fair value of plan assets at beginning of period......................................          $   86,326       $   82,811
Actual return on plan assets..........................................................                 685            4,533
Foreign exchange rate changes.........................................................              (1,149)            (270)
Plan participants' contributions......................................................                 168               81
Benefits paid.........................................................................              (2,087)            (829)
                                                                                              --------------------------------
Fair value of plan assets at end of period............................................          $   83,943       $   86,326
                                                                                              ================================

Funded status.........................................................................          $  (21,763)      $       48
Unrecognized net actuarial (gain).....................................................                (359)         (19,066)
Unrecognized transition obligation....................................................                  38              123
Unrecognized prior service cost.......................................................              (3,851)          (4,115)
                                                                                              --------------------------------
Accrued benefit cost..................................................................          $  (25,935)      $  (23,010)
                                                                                              ================================

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

Assumptions used in determining net periodic postretirement benefit cost are as follows:

                                                                    Year          Six Months
                                                                    Ended            Ended            Fiscal Years Ended
                                                                                                  --------------------------
                                                                December 31,     December 31,       July 3,       June 27,
                                                                    2000             1999            1999          1998
----------------------------------------------------------------------------------------------------------------------------
Discount rate...............................................        8.00%           7.50%           7.00%          7.75%
Health care cost trend (a)..................................        7.00%           7.00%           8.00%          9.00%
In thousands:
   Service cost.............................................     $    581       $     318       $    650       $    504
   Interest cost............................................         1085             497            938            977
   Amortization of transition obligation over 22 periods....          360             180            360            360
   Net other amortization...................................           10              15             30              9
                                                              ---------------------------------------------------------------
   Net periodic benefit cost.............................        $  2,036       $   1,010       $  1,978       $  1,850
                                                              ===============================================================

(a) Gradually declining to 6.5% in 2004 and remaining level thereafter.

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status:

                                                                                                 Year           Six Months
                                                                                                Ended              Ended
                                                                                             December 31,       December 31,
In thousands                                                                                     2000              1999
-------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of period...........................................         $    13,185       $     13,276
Service cost........................................................................                 581                318
Interest cost.......................................................................               1,085                497
Actuarial (gains) losses............................................................               1,065               (812)
Benefits paid.......................................................................                (200)               (94)
                                                                                           ------------------------------------
Benefit obligation at end of period.................................................         $    15,716       $     13,185
                                                                                           ====================================

Funded status.......................................................................         $   (15,716)      $    (13,185)
Unrecognized net actuarial (gain) loss and prior service cost.......................                 (98)            (1,152)
Unrecognized transition obligation..................................................               5,221              5,581
                                                                                           ------------------------------------
Accrued benefit cost................................................................         $   (10,593)      $     (8,756)
                                                                                           ====================================

The assumed health care cost trend rates have a significant effect on the amounts reported. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands                                                                                   1% Increase      1% Decrease
---------------------------------------------------------------------------------------------------------------------------
Effect on service and interest cost components............................................       $   124        $  (146)
Effect on postretirement benefit obligation...............................................       $   845        $  (934)

11.  TAXES ON INCOME (as restated)

                                                                     Year          Six Months
                                                                    Ended             Ended            Fiscal Years Ended
                                                                                                  ------------------------------
                                                                 December 31,     December 31,       July 3,        June 27,
In thousands                                                         2000             1999             1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes on income consists of:
Domestic..................................................       $    20,089       $    28,637      $   27,655      $   21,937
Foreign...................................................             1,492            (2,151)        (18,665)         (3,322)
                                                               -----------------------------------------------------------------
                                                                 $    21,581       $    26,486      $    8,990      $   18,615
                                                               =================================================================
Tax expense (benefit) consists of:
Current:
Domestic..................................................       $       704       $     9,787      $    1,169      $      818
Foreign...................................................             1,457               908           1,839              79
                                                               -----------------------------------------------------------------
                                                                 $     2,161       $    10,695      $    3,008      $      897
                                                               -----------------------------------------------------------------

Deferred:
Domestic..................................................       $     3,781       $     1,156      $    5,484      $    5,025
Foreign...................................................             1,195            (2,404)         (7,034)           (879)
                                                               -----------------------------------------------------------------
                                                                       4,976            (1,248)         (1,550)          4,146
                                                               -----------------------------------------------------------------
                                                                 $     7,137       $     9,447      $    1,458      $    5,043
                                                               =================================================================
Deferred Tax Benefits Recorded on Equity Losses...........       $     2,281       $       882      $    1,367      $      172
                                                               =================================================================

The difference between the Company's income tax provision and the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

                                                            Year          Six Months
                                                            Ended            Ended                 Fiscal Years Ended
                                                                                              ------------------------------
                                                        December 31,     December 31,            July 3,        June 27,
                                                            2000             1999                 1999            1998
----------------------------------------------------------------------------------------------------------------------------
Income taxes at federal statutory rate...........                35%             35%                  34%           35%
Impact of:
     Tax asset adjustment for rate change........                15             --                    --            --
     Available tax credits.......................                (2)            --                   (10)           (6)
     Foreign subsidiary earnings.................                (7)             2                     5            (1)
     Export sale tax benefits....................               (11)            (2)                  (15)           (4)
     Other.......................................                 3              1                     2             3
                                                      ----------------------------------------------------------------------
Effective tax rate...............................               33%             36%                  16%            27%
                                                      ----------------------------------------------------------------------
Income taxes paid (in thousands).................     $       8,237     $   10,584            $    1,506      $   2,164
                                                      ======================================================================

The tax rate in Germany decreased by approximately 10 percentage points during the fourth quarter of 2000. As a result of this change, the related deferred tax assets and net income were reduced by $3.4 million.

Deferred income taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and those amounts as measured by income tax laws. The Company has grouped the non-current deferred tax assets with other assets on the accompanying balance sheets. The tax effects of temporary differences, which give rise to a significant portion of deferred tax assets (liabilities), are as follows:

                                                                                          December 31,          December 31,
In thousands                                                                                  2000                  1999
-------------------------------------------------------------------------------------------------------------------------------
Fixed assets....................................................................          $     (18,679)        $     (13,779)
Retirement plans................................................................                  9,396                 8,146
Postretirement benefits.........................................................                  3,778                 3,065
Loss carryforwards..............................................................                 22,652                21,525
Accrued expenses and other......................................................                (10,140)               (9,481)
Valuation allowance.............................................................                   (889)                 (850)
                                                                                      -------------------------------------------
Net deferred tax asset .........................................................          $       6,118         $       8,626
                                                                                      ===========================================

Deferred taxes are classified in the accompanying balance sheets as follows:


                                                                                          December 31,          December 31,
In thousands                                                                                  2000                  1999
---------------------------------------------------------------------------------------------------------------------------------
Current income tax asset........................................................          $        4,499        $       2,594
Non-current income tax asset....................................................                   1,619                6,032
                                                                                      -------------------------------------------
Net deferred tax asset..........................................................          $         6,118       $       8,626
                                                                                      ===========================================

At December 31, 2000, the Company has $56.1 million of consolidated net operating loss carryforwards which do not expire and $8.1 million of consolidated net operating loss carryforwards which expire in 2020. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets, which are largely offset by related liabilities, are also expected to be realized based on the improvements from the restructuring initiative, and continuous improvement in overall operational earnings from the implementation of the Company's production system throughout Europe.

12.  PREFERRED STOCK AND COMMON STOCK (as restated)

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

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                                        Year       Six Months Ended
                                                                       Ended                              Fiscal Years Ended
                                                                                                       --------------------------
                                                                    December 31,     December 31,        July 3,       June 27,
In thousands, except per share data                                     2000             1999             1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Net income....................................................      $  11,123          $ 15,296         $ 4,989      $ 11,577
 Less:  Preferred stock dividends.............................            (40)              (20)            (40)          (40)
                                                                  ----------------------------------------------------------------
Income available to common stockholders.......................      $  11,083           $ 15,276        $ 4,949      $ 11,537
                                                                  ================================================================

Weighted-average shares.......................................          10,168            10,139         10,091         9,961
 Plus:  Effect of dilutive stock options......................              14                31             29           111
                                                                  ----------------------------------------------------------------
 Adjusted weighted-average shares.............................          10,182            10,170         10,120        10,072
                                                                  ================================================================

Basic earnings per share......................................      $     1.09         $    1.51       $   0.49     $    1.16
                                                                  ================================================================
Diluted earnings per share....................................      $     1.09         $    1.50       $   0.49     $    1.15
                                                                  ================================================================

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

     A summary of the Company's stock option activity and related information follows:

                                                                                                               Weighted-
                                                                                                                Average
                                                                                          Shares Under      Exercise Price
In thousands, except per share data                                                         Option             Per Share
----------------------------------------------------------------------------------------------------------------------------
Outstanding at June 28, 1997                                                                  523            $     12.45
----------------------------------------------------------------------------------------------------------------------------
Exercisable at June 28, 1997                                                                  426                  12.05
----------------------------------------------------------------------------------------------------------------------------
Granted in fiscal 1998                                                                        164                  21.94
Exercised                                                                                    (171)                 10.64
Canceled                                                                                      (18)                 20.42
----------------------------------------------------------------------------------------------------------------------------
Outstanding at June 27, 1998                                                                  498                  15.92
----------------------------------------------------------------------------------------------------------------------------
Exercisable at June 27, 1998                                                                  350                  13.34
----------------------------------------------------------------------------------------------------------------------------
Granted in fiscal 1999                                                                        123                  16.98
Exercised                                                                                     (35)                  9.75
Canceled                                                                                      (23)                 19.81
----------------------------------------------------------------------------------------------------------------------------
Outstanding at July 3, 1999                                                                   563                  16.38
----------------------------------------------------------------------------------------------------------------------------
Exercisable at July 3, 1999                                                                   441                  16.21
----------------------------------------------------------------------------------------------------------------------------
Granted in the six-month period ended December 31, 1999                                       161                  15.44
Exercised                                                                                      (2)                  8.48
Canceled                                                                                       (5)                 16.97
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                                                              717                  16.19
----------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 1999                                                              559                  16.40
----------------------------------------------------------------------------------------------------------------------------
Granted in fiscal 2000                                                                         87                  12.40
Exercised                                                                                      (9)                  9.96
Canceled                                                                                      (45)                 16.48
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                                                              750                  15.80
----------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 2000                                                              580            $     16.35
----------------------------------------------------------------------------------------------------------------------------

                                                                                            Weighted-Average
                                                                          ------------------------------------------------------
                                             Number of Options                      Option Price                 Remaining
                                     -----------------------------------------------------------------------
Exercise Price Range                   Outstanding        Exercisable     Outstanding       Exercisable      Contractual Life
--------------------------------------------------------------------------------------------------------------------------------
          $8.48 - $14.938                  333                250              $13.16           $13.41            5.25yrs
          $15.44 - $22.69                  417                330              $17.92           $18.58            7.08yrs

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

Pro forma information under SFAS No. 123 is as follows:

                                                                     Year             Six Months
                                                                     Ended              Ended                Fiscal Years Ended
                                                                 December 31,          December 31       ---------------------------
                                                                     2000                1999               July 3,       June 27,
In thousands, except per share data                                                                          1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Net income:
   As reported..........................................          $ 11,123            $ 15,296             $  4,989      $ 11,577
   Pro forma............................................            10,732              14,924                4,145        10,544
Basic net income per share of common stock:
   As reported..........................................          $   1.09            $   1.51             $   0.49      $   1.16
   Pro forma............................................              1.05                1.47                 0.41          1.05
Diluted net income per share of common stock:
   As reported..........................................          $   1.09            $   1.50             $   0.49      $   1.15
   Pro forma............................................              1.05                1.46                 0.41          1.04

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

15.  LEASES

Future minimum lease payments, excluding renewal options, consist of:

                                                                                                  Capital          Operating
Year ending            In thousands                                                               Leases            Leases
------------------------------------------------------------------------------------------------------------------------------------
2001....................................................................................         $    168          $    4,484
2002....................................................................................               50               3,316
2003....................................................................................                8               2,092
2004....................................................................................               --               1,464
2005....................................................................................               --                 829
2006 and thereafter.....................................................................               --                 101
                                                                                                 ----------------------------
Total minimum lease payments............................................................              226          $   12,286
                                                                                                                   ==========
Less amount representing interest and other.............................................              (11)
                                                                                                 ---------
Present value of net minimum lease payments.............................................         $    215
                                                                                                 =========

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

16.  COMMON STOCK PRICE PER SHARE - UNAUDITED

The Company's common stock is traded on the New York Stock Exchange under the Symbol "DON." Market quotations regarding the range of high and low sales prices of the Company's common stock were as follows:

                                                     Year Ended                Six Months Ended            Fiscal Year Ended
                                                    December 31,                 December 31,                   July 3,
                                                        2000                         1999                         1999
---------------------------------------------------------------------------------------------------------------------------------
Quarter                                          High          Low            High          Low            High         Low
---------------------------------------------------------------------------------------------------------------------------------
First...................................      $   14.19    $    11.75        $ 17.25      $ 14.00        $ 18.88      $ 14.13
Second..................................          15.00         11.75          15.13        13.00          16.00        12.50
Third...................................          15.90         12.25             --           --          15.25        12.13
Fourth..................................          15.25         11.55             --           --          17.50        12.88
---------------------------------------------------------------------------------------------------------------------------------

17.  QUARTERLY FINANCIAL DATA--UNAUDITED AND RESTATED

                                                                     First        Second      Third      Fourth      Total
In thousands, except per share data                                 Quarter      Quarter     Quarter     Quarter     Year
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
Net sales.....................................................    $237,404      $227,492    $192,684    $199,899    $ 857,479
Gross profit..................................................      41,280        38,794      25,328      31,574      136,976
Operating income (loss).......................................      10,637         9,664      (2,586)      7,612       25,327
Net income....................................................       5,567         5,530      (1,680)      1,706       11,123
         Basic net income per share...........................        0.55          0.54       (0.17)       0.17         1.09
         Diluted net income per share.........................        0.55          0.54       (0.17)       0.17         1.09
Dividends declared per share of common stock..................        0.10          0.10        0.10        0.10         0.40

Six months ended December 31, 1999:
Net sales.....................................................    $208,917      $212,724          --          --    $ 421,641
Gross profit..................................................      29,472        35,086          --          --       64,558
Operating income..............................................       2,698         7,834          --          --       10,532
Net income....................................................       8,230         7,065          --          --       15,296
         Basic net income per share...........................        0.81          0.70          --          --         1.51
         Diluted net income per share.........................        0.81          0.69          --          --         1.50
Dividends declared per share of common stock..................        0.10          0.10          --          --         0.20

Fiscal year ended July 3, 1999:
Net sales.....................................................    $189,603      $239,093    $233,154    $243,119     $904,969
Gross profit..................................................      26,761        35,089      37,963      34,503      134,316
Operating income..............................................      (1,232)        3,192      (1,107)      6,767        7,620
Net income....................................................      (2,967)          800       1,081       6,075        4,989
       Basic net income per share.............................       (0.30)         0.08        0.11        0.60         0.49
       Diluted net income per share...........................       (0.30)         0.08        0.11        0.60         0.49
Dividends declared per share of common stock..................        0.10          0.10        0.10        0.10         0.40

Effective July 4, 1999, the Company changed its method of accounting for start-up and organization costs.

18.      RESTATEMENT OF FINANCIAL STATEMENTS

As described in Note 1, the Company's financial statements for the relevant periods have been restated to properly reflect financial position and net income. The following tables detail the effects of the restatement (in thousands, except per share data):

                                                           Year Ended                      Six Months Ended
Income Statement Data                                   December 31, 2000                 December 31, 1999
------------------------------------------------------------------------------------------------------------------
                                                  As Previously     As Restated      As Previously     As Restated
                                                     Reported                          Reported
                                                ------------------------------------------------------------------
Net sales                                           $857,479          $857,479         $421,641          $421,641
Gross profit                                         136,976           136,976           64,558            64,558
Net income                                            18,456            11,123           18,031            15,296
Basic  net income per share                          $  1.81           $  1.09          $  1.78           $  1.51
Diluted net income per share                         $  1.81           $  1.09          $  1.77           $  1.50

                                                     Fiscal Year Ended                  Fiscal Year Ended
Income Statement Data                                  July 3, 1999                       June 27, 1998
------------------------------------------------------------------------------------------------------------------
                                                 As Previously     As Restated      As Previously     As Restated
                                                    Reported                          Reported
                                                ------------------------------------------------------------------
Net sales                                           $904,969          $904,969         $763,311          $763,311
Gross profit                                         134,316           134,316          130,632           130,632
Net income                                            10,592             4,989           13,009            11,577
Basic net income per share                           $  1.05           $  0.49          $  1.30           $  1.16
Diluted net income per share                         $  1.04           $  0.49          $  1.29           $  1.15

Balance Sheet Data                                As of December 31, 2000            As of December 31, 1999
------------------------------------------------------------------------------------------------------------------
                                              As Previously     As Restated      As Previously     As Restated
                                                 Reported                           Reported
                                             ---------------------------------------------------------------------
Current assets                                      $172,741          $172,324         $163,934          $163,707
Total assets                                         464,020           423,996          428,863           401,822
Current liabilities                                  128,980           128,980          138,675           138,675
Total liabilities and minority interest              329,239           309,371          305,068           290,850
Shareholders' equity                                 134,781           114,625          123,795           110,972

The follow table details unauditied quarterly financial data as previously reported (refer to Note 17):

                                                                     First        Second      Third      Fourth      Total
In thousands, except per share data                                 Quarter      Quarter     Quarter     Quarter     Year
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
Net sales.....................................................    $237,404      $227,492    $192,684    $199,899    $ 857,479
Gross profit..................................................      41,280        38,794      25,328      31,574      136,976
Operating income (loss).......................................      10,949         9,848      (2,387)      7,741       26,151
Net income....................................................       6,774         7,137         631       3,914       18,456
         Basic net income per share...........................        0.67          0.70        0.06        0.38         1.81
         Diluted net income per share.........................        0.67          0.70        0.06        0.38         1.81
Dividends declared per share of common stock..................        0.10          0.10        0.10        0.10         0.40

Six months ended December 31, 1999:
Net sales.....................................................    $208,917      $212,724          --          --    $ 421,641
Gross profit..................................................      29,472        35,086          --          --       64,558
Operating income..............................................       2,824         7,970          --          --       10,794
Net income....................................................       9,923         8,108          --          --       18,031
         Basic net income per share...........................        0.98          0.80          --          --         1.78
         Diluted net income per share.........................        0.97          0.80          --          --         1.77
Dividends declared per share of common stock..................        0.10          0.10          --          --         0.20

Fiscal year ended July 3, 1999:
Net sales.....................................................    $189,603      $239,093    $233,154    $243,119     $904,969
Gross profit..................................................      26,761        35,089      37,963      34,503      134,316
Operating income..............................................      (1,112)        3,310        (944)      6,847        8,101
Net income....................................................      (1,990)        1,451       3,820       7,311       10,592
       Basic net income per share.............................       (0.20)         0.14        0.38        0.72         1.05
       Diluted net income per share...........................       (0.20)         0.14        0.38        0.72         1.04
Dividends declared per share of common stock..................        0.10          0.10        0.10        0.10         0.40

The above disclosures of restated net income includes tax benefits recorded of $2,737, $1,014, $1,443 and $182, respectively, primarily on equity losses of Donnelly Electronics.

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



/s/ KEVIN BROWN
Chief Financial Officer
and Chief Accounting Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

DONNELLY CORPORATION
HOLLAND, MICHIGAN

We have audited the combined consolidated balance sheets of Donnelly Corporation and subsidiaries as of December 31, 2000 and 1999, and the related combined consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2000, the six-month period ended December 31, 1999, and each of the two years for the periods ended July 3, 1999, and June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelly Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the six-month period ended December 31, 1999, and each of the two years for the periods ended July 3, 1999, and June 27, 1998, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 18, the combined consolidated financial statements have been restated to reflect the effect of a change in the accounting treatment for certain investments in and advances to affiliates. Also, as discussed in
Note 1 to the combined consolidated financial statements, the Company changed its method of accounting for start-up and organization costs effective July 4, 1999.

/s/ BDO SEIDMAN
BDO Seidman, LLP
Grand Rapids, Michigan
February 8, 2001, except Note 3, which is dated February 26, 2001 and Notes 1 and 18, which are dated August 20, 2001

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant. Information relating to the directors and director nominees of the Registrant contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders held May 11, 2001, and to be filed pursuant to Regulation 14A, is incorporated by reference.

Executive Officers of the Registrant. Information relating to the executive officers of the Registrant is included under Item 4 of this Form 10-K/A report.


ITEM 11.     EXECUTIVE COMPENSATION

Information relating to executive compensation is contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held May 11, 2001, and the information within those sections is incorporated by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Voting Securities and Principal Holders Thereof," "Nominees for Election as Directors" and "Securities Ownership of Management" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders held May 11, 2001, and the information within those sections is incorporated by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders held May 11, 2001, and the information within that section is incorporated by reference.


                                    PART IV.

ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed As Part Of This Report

1.   Financial Statements.  See Item 8.
2.   Financial  Statement  Schedules.

          (i) Donnelly Corporation. The following are included in Part IV of this report for the year ended December 31, 2000, six-month period ended December 31, 1999, and for the years ended July 3, 1999 and June 27, 1998, as applicable:

     Report of Independent Certified Public Accountants on
       Financial Statement Schedule (page 64)
     Schedule II, Valuation and Qualifying Accounts (page 65)

          (ii) Donnelly Electronics, Inc. Financial Statements for Donnelly Electronics, Inc. with the report thereon of BDO Seidman, LLP dated August 15, 2001. See pages 66 to 82.

     All other schedules are not submitted because they are not applicable or because the required information is included in the Combined Consolidated Financial Statements or notes thereto (as restated).

3. Exhibits. Reference is made to the Exhibit Index, which is found on the last two pages of the body of this Form 10-K/A Annual Report preceding the exhibits.

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

                                                DONNELLY CORPORATION



                                                By  /s/ J. DWANE BAUMGARDNER
                                                    J. Dwane Baumgardner
                                                    Chairman, Chief Executive
                                                    Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated. The persons named below each hereby appoint J. Dwane Baumgardner and Kevin Brown, and each of them severally, as his or her attorney in fact, to sign in his or her name and on his or her behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K/A.



/s/ J. DWANE BAUMGARDNER                            /s/ KEVIN BROWN
J. Dwane Baumgardner                                Kevin L. Brown
Chairman, Director,                                 Senior Vice President,
Chief Executive Officer                             Chief Financial Officer
and President                                       and Chief Accounting Officer



/s/ JOHN A. BORDEN*                                 /s/ ARNOLD F. BROOKSTONE*
Director                                            Director

/s/ B. PATRICK DONNELLY III*                        /s/ JOAN E. DONNELLY*
Director                                            Director

/s/ R. EUGENE GOODSON*                              /s/ THOMAS E. LEONARD*
Director                                            Director

/s/ GERALD T. MCNEIVE JR.*                          /s/ RUDOLPH B. PRUDEN*
Director                                            Director

/s/ DONALD R. UHLMANN*
Director


*By: /s/ J. Dwane Baumgardner
     Attorney-In-Fact


DATE:  September 28, 2001
Donnelly Corporation
Annual Report - Form 10-K/A

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULE


DONNELLY CORPORATION
HOLLAND, MICHIGAN


The audits referred to in our report dated February 8, 2001, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which is included in Item 8 of this Form 10-K/A for the year ended December 31, 2000, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO SEIDMAN, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
February 8, 2001

DONNELLY CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Changes in Reserve for Uncollectible Accounts and Sales Returns and Allowances:

                                                                   December 31,      December 31,        July 3,
In thousands           Period Ended                                   2000              1999              1999
----------------------------------------------------------------------------------------------------------------
Balance at beginnin of period...............................       $ 2,449           $ 1,665           $ 1,095
Increase due to potentially uncollectible receivables.......           160               685               662
Increase due to consolidation of subsidiary.................                              90
Decrease due to significant recoveries*.....................          (491)
Decrease due to write-off of bad debts......................          (154)
Decrease due to merger of subsidiary into
       non-consolidated joint venture.......................                                              (100)
Impact of foreign currency changes..........................          (133)
Miscellaneous...............................................             6                 9                 8
                                                                -----------------------------------------------
Balance at end of period....................................       $ 1,837           $ 2,449           $ 1,665
                                                                ===============================================

  * Significant recoveries related to process improvements in accounts receivable management which has substantially reduced exposure for overdue receivables.

                                                      Donnelly Electronics, Inc.






                                                            Financial Statements
                                                    Year Ended December 31, 2000
                                              Six Months Ended December 31, 1999
                                                        Year Ended June 26, 1999
                                            Year Ended June 27, 1998 (unaudited)

                                                      Donnelly Electronics, Inc.




                                                                        Contents



Independent Auditors'Report                                                   68



Financial Statements
         Balance Sheets                                                    69-70
         Statements of Operations                                             71
         Statements of Equity (Deficit)                                       72
         Statements of Cash Flows                                          73-74
         Notes to Financial Statement                                      75-82

Independent Auditors' Report


Donnelly Electronics, Inc.
Holly, Michigan

We have audited the accompanying balance sheets of Donnelly Electronics, Inc. as of December 31, 2000, December 31, 1999 and June 26, 1999, and the related statements of operations, equity (deficit) and cash flows for the year ended December 31, 2000, the six months ended December 31, 1999 and the year ended June 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donnelly Electronics, Inc. as of December 31, 2000, December 31, 1999 and June 26, 1999, and the results of its operations and cash flows for the year ended December 31, 2000, the six months ended December 31, 1999 and the year ended June 26, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP

Grand Rapids, Michigan
August 15, 2001

                                                 December 31,        December 31,           June 26,       June 27,
                                                         2000                1999               1999           1998
                                                                                                        (unaudited)
----------------------------------------------------------------------------------------------------------------------
Assets (Notes 6 and 9)

Current Assets
         Cash and cash equivalents               $          -       $     382,226      $      28,200   $    207,010
         Accounts receivable - trade                   945,667            385,429            377,013         30,071
         Accounts receivable - affiliate (Note 9)    3,563,062          1,732,370            795,823        226,057
         Inventories (Note 3)                        2,315,161          1,154,510            831,616        385,052
         Recoverable customer tooling                  775,212            157,863             72,292          1,916
         Prepaid expenses and other                      3,925             38,614             13,214         11,061
----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                 7,603,027          3,851,012          2,118,158        861,167
----------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
         Machinery and equipment                     7,033,586          5,663,919          2,882,918      2,055,000
         Tooling                                       128,137            361,953             64,853          2,134
         Leasehold improvements                        227,975            149,767             32,053         12,181
         Furniture and fixtures                         55,038             50,421             47,178         44,604
----------------------------------------------------------------------------------------------------------------------

                                                     7,444,736          6,226,060          3,027,002      2,113,919
         Less accumulated depreciation and
           amortization                              1,420,978            855,628            607,654        355,507
----------------------------------------------------------------------------------------------------------------------

Net Property, Plant and Equipment                    6,023,758          5,370,432          2,419,348      1,758,412
----------------------------------------------------------------------------------------------------------------------

Other Assets (Note 4)
         Recoverable customer tooling                  775,213            157,864             72,292          1,916
         Notes receivable - shareholders                70,385             24,000             24,000              -
         Deposits                                      491,810            260,236            335,439         55,000
----------------------------------------------------------------------------------------------------------------------

Total Other Assets                                   1,337,408            442,100            431,731         56,916
----------------------------------------------------------------------------------------------------------------------

Total Assets                                     $  14,964,193      $   9,663,544      $   4,969,237   $  2,676,495
----------------------------------------------------------------------------------------------------------------------

                                                      Donnelly Electronics, Inc.

                                                                  Balance Sheets

                                                December 31,     December 31,            June 26,        June 27,
                                                       2000             1999                1999            1998
                                                                                                      (unaudited)
--------------------------------------------------------------------------------------------------------------------
Liabilities and Equity (Deficit)

Current Liabilities
         Checks issued in advance of deposits   $    269,425     $     -            $     -         $     -
         Outstanding borrowings on line of
           credit (Note 6)                           650,000           -                  -               671,000
         Accounts payable - trade                  4,048,147         1,863,909          1,269,926         932,359
         Accrued expenses                            663,738           388,476             82,567          20,080
         Deferred revenues                            78,828            28,666             28,666         -
         Current maturities of advances
           from affiliate (Note 9)                15,540,572           -                  -               -
         Current maturities of long-term
           debt (Note 6)                             218,725           201,900            201,900          96,000
--------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                         21,469,435         2,482,951          1,583,059       1,719,439

Advances from Affiliate (Note 9)                      -             14,483,553          7,606,305       1,219,574
Long-Term Debt, less current                         253,726           458,427            559,378         293,971
maturities (Note 6)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                 21,723,161        17,424,931          9,748,742       3,232,984
--------------------------------------------------------------------------------------------------------------------

Equity (Deficit)
         Preferred stock, non-redeemablenon-
         voting, 7% cumulative, $1,000 par;
         shares authorized 15,000, shares
         issued and outstanding 9,000 (Note 9)     9,000,000           -                  -               -
         Common stock, no par; shares
         authorized 150,000, shares issued
         and outstanding 100,000                      -                -                  -               -
         Losses in excess of capital              (8,924,642)
         Accumulated deficit                      (6,834,326)          -                  -               -
         Member's deficit                             -             (7,761,387)        (4,779,505)       (556,489)
--------------------------------------------------------------------------------------------------------------------

Total Deficit                                     (6,758,968)       (7,761,387)        (4,779,505)       (556,489)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Deficit                   $ 14,964,193     $   9,663,544      $   4,969,237   $   2,676,495
--------------------------------------------------------------------------------------------------------------------

See accompanying independent auditors' report and notes to financial statements.

                                                      Donnelly Electronics, Inc.

                                                        Statements of Operations

                                                       Year  Six Months Ended              Year       Year Ended
                                                       Ended December 31, 1999             Ended         June 27,
                                           December 31, 2000                            June 26,             1998
                                                                                            1999      (unaudited)
--------------------------------------------------------------------------------------------------------------------
Net Sales (Note 9)                              $ 19,427,002       $ 6,848,587       $ 7,571,920      $  7,072,763
Cost of Sales (Note 9)                            15,886,035         5,949,085         6,914,859        5,614,506
--------------------------------------------------------------------------------------------------------------------

Gross profit                                       3,540,967           899,502           657,061        1,458,257

Selling, General and Administrative
 Expenses (Note 9)                                 9,956,232         3,424,907         4,571,072        2,576,208
--------------------------------------------------------------------------------------------------------------------

Operating Loss                                    (6,415,265)       (2,525,405)       (3,914,011)      (1,117,951)
--------------------------------------------------------------------------------------------------------------------

Non-Operating Income (Expenses)
         Interest expense                         (1,408,170)         (425,451)         (378,774)         (52,040)
         Interest income                               8,614            12,603             9,238           12,772
         Other, net                                 (236,145)          (44,629)              531             (759)
--------------------------------------------------------------------------------------------------------------------

Non-Operating Expenses, net                       (1,635,701)         (457,477)         (369,005)         (40,027)
--------------------------------------------------------------------------------------------------------------------

Net Loss                                        $ (8,050,966)     $ (2,982,882)     $ (4,283,016)    $ (1,157,978)
--------------------------------------------------------------------------------------------------------------------

See accompanying independent auditors' report and notes to financial statements.

                                                      Donnelly Electronics, Inc.

                                                  Statements of Equity (Deficit)

                                Preferred        Common     Losses in    Accumulated      Member's          Total
                                    Stock         Stock     Excess of        Deficit        Equity         Equity
                                                              Capital                    (Deficit)      (Deficit)
--------------------------------------------------------------------------------------------------------------------
Balance, June 29, 1997        $    -       $     -      $     -        $     -        $    601,489  $     601,489
(unaudited)

Net loss for the year              -             -            -              -          (1,157,978)    (1,157,978)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Balance,  June 27, 1998            -             -            -              -            (556,489)      (556,489)
(unaudited)

Member contributions               -             -            -              -              60,000         60,000
Net loss for the year              -             -            -              -          (4,283,016)    (4,283,016)
-------------------------------------------------------------------------------------------------------------------

Balance, June 26, 1999             -             -            -              -          (4,779,505)    (4,779,505)

Member contributions               -             -            -              -               1,000          1,000
Net loss for the six month         -             -            -              -          (2,982,882)    (2,982,882)
period
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999         -             -            -              -          (7,761,387)    (7,761,387)

Member contributions               -             -            -              -              53,385         53,385
 Net loss for the year                                                    (6,834,326)   (1,216,640)    (8,050,966)
"C" Corporation conversion         -             -         (8,924,642)       -           8,924,642        -
Preferred stock issued          9,000,000        -            -              -              -           9,000,000
     (Note 9)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000    $ 9,000,000  $     -      $  (8,924,642) $  (6,834,326) $     -       $  (6,758,968)
-------------------------------------------------------------------------------------------------------------------

See accompanying independent auditors' report and notes to financial statements.

                                                      Donnelly Electronics, Inc.

                                                        Statements of Cash Flows

                                                                Year      Six Months           Year      Year Ended
                                                               Ended           Ended          Ended        June 27,
                                                         December 31,     December 31,       June 26,       1998
                                                                2000             1999           1999     (unaudited)
----------------------------------------------------------------------------------------------------------------------
Operating Activities
         Net loss                                      $  (8,050,966)    $(2,982,882)  $ (4,283,016)   $ (1,157,978)
                  Depreciation and amortization              710,422         247,975        252,625         257,107
                  Loss (gain) on disposal of
                    property and equipment                   198,295         -                 (477)          1,301
                  Changes in operating assets and
                    liabilities:
                           Accounts receivable - trade      (560,238)         (8,416)      (346,942)         (8,825)
                           Accounts receivable -
                              affiliate                   (1,830,692)       (936,547)      (569,766)        (70,252)
                           Inventories                    (1,160,651)       (322,894)      (446,564)           (777)
                           Recoverable customer tooling   (1,234,698)       (171,143)      (140,752)         31,977
                           Prepaid expenses and other         34,689         (25,400)        (2,153)        (11,061)
                           Accounts payable - trade        2,184,238         593,983        335,567         504,164
                           Accrued expenses                  275,262         305,909         62,487           6,670
                           Deferred revenues                  50,162         -               28,666             -
----------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                    (9,384,177)     (3,299,415)    (5,108,325)       (447,674)
----------------------------------------------------------------------------------------------------------------------

Investing Activities
         Issuance of notes receivable                        (53,385)        -              (24,000)        -
         Payment received on notes receivable                  7,000         -                 -            -
         Capital expenditures                             (1,562,043)     (3,199,059)      (913,084)     (1,460,350)
         Net change in deposits                             (231,574 )        75,203       (280,439)         (5,000)
----------------------------------------------------------------------------------------------------------------------

Net cash used for investing activities                    (1,840,002)     (3,123,856)    (1,217,523)     (1,465,350)
----------------------------------------------------------------------------------------------------------------------

                                                      Donnelly Electronics, Inc.

                                                        Statements of Cash Flows

                                                                Year    Six Months           Year       Year Ended
                                                                Ended        Ended          Ended         June 27,
                                                         December 31,   December 31,       June 26,        1998
                                                                2000           1999          1999      (unaudited)
-------------------------------------------------------------------------------------------------------------------
Financing Activities
         Net change in checks issued in advance
             of deposits                                     269,425        -             -                -
         Net change in outstanding borrowings on
             line of credit                                  650,000        -            (671,000)         201,000
         Proceeds from long-term debt                        -              -             529,516          473,078
         Repayments of long-term debt                       (187,876)     (100,951)      (158,209)         (83,107)
          Advances from affiliates (Note 9)               10,057,019     6,877,248      6,386,731        1,068,074
         Member contributions                                 53,385         1,000         60,000          -
--------------------------------------------------------------------------------------------------------------------

Net cash from financing activities                        10,841,953     6,777,297      6,147,038        1,659,045
--------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents            (382,226)      354,026       (178,810         (253,979)
Cash and Cash Equivalents, beginning of period               382,226        28,200        207,010          460,989
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period               $     -         $   382,226  $      28,200   $      207,010
--------------------------------------------------------------------------------------------------------------------

See accompanying independent auditors' report and notes to financial statements.

                                                      Donnelly Electronics, Inc.

                                                   Notes to Financial Statements
           (Information as of and for the year ended June 27, 2998 is unaudited)
--------------------------------------------------------------------------------

1.     Summary of                 Nature of Business
       Significant
       Accounting
       Policies

                    Donnelly Electronics, Inc. (Company) designs and manufactures advanced electronic circuit boards and related products which are sold to automotive suppliers as well as non-automotive customers primarily in Michigan.

                    The Company was initially formed in 1996 as a Michigan Limited Liability Company and was subsequently converted into a "C" Corporation effective March 1, 2000.

                    The Company was an 18% owned affiliate of Donnelly Corporation (Donnelly) as of December 31, 1999, June 26, 1999, and June 27, 1998. As of December 31, 2000, Donnelly owned 18% of the Company's common stock and held $9 million of 7% non-voting preferred stock.

                    On December 29, 2000, Donnelly gave notice of its intent to acquire all of the outstanding stock of the Company which it did not currently own pursuant to an option agreement dated January 1, 1998. This transaction was finalized in February 2001, with Donnelly acquiring all of the outstanding equity of the Company not then owned by Donnelly for $4.5 million, paid equally in cash and through the issuance of Donnelly's Class A Common Stock.

                    Unaudited Financial Information

                    Unaudited financial information for the year ended June 27, 1998, as presented in the financial statements and the accompanying notes to the financial statements, is provided for comparison purposes and includes any normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation.

                                                      Donnelly Electronics, Inc.

                                                   Notes to Financial Statements
           (Information as of and for the year ended June 27, 2998 is unaudited)
--------------------------------------------------------------------------------

                    Use of Estimates

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Although management's estimates are not currently expected to change materially in the foreseeable future, the results the Company will ultimately experience could differ from the amounts assumed.

                    Revenue Recognition

                    The Company's source of revenue is generated from the sale of its products. Revenue is recognized when products are shipped. Amounts billed to customers for shipping and handling are included in net sales while shipping and handling costs incurred by the Company are included in cost of sales.

                    Cash Equivalents

                    Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

                    Inventories

                    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                                                      Donnelly Electronics, Inc.

                                                   Notes to Financial Statements
           (Information as of and for the year ended June 27, 2998 is unaudited)
--------------------------------------------------------------------------------


                    Pre-Production Costs

                    Pre-production  costs  incurred  for tools that the  Company will not own are capitalized as incurred up to the contractually guaranteed reimbursement amount and classified as recoverable customer tooling. These costs are recoverable from the customer under guaranteed contractual agreements at the time of tool completion, approval and billing or over the contractual period, which is generally three years, through piece rate charges at the time each part is shipped. Pre-production costs incurred for tools that the Company will own for use in producing products under contractual arrangements are capitalized as incurred and classified as property, plant and equipment.

                    Property, Plant and Equipment

                    Property, plant and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets, generally three to ten years, primarily by the straight-line method.

                    Long-Lived Assets

                    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that an impairment loss has occurred based on expected future operating undiscounted cash flows, the asset is written down to its estimated net realizable value.

                    Warranty Reserves

                    The Company accrues for warranty claims when events exist that make the loss probable and the loss can be reasonably estimated. Adjustments are made to established reserves when changes in management estimates and industry conditions occur.

                                                      Donnelly Electronics, Inc.

                                                   Notes to Financial Statements
           (Information as of and for the year ended June 27, 2998 is unaudited)
--------------------------------------------------------------------------------

                    Income Taxes

                    Prior to its conversion to a "C" Corporation effective March 1, 2000, the Company was a pass through entity for tax purposes. Effective March 1, 2000, deferred income taxes reflect the tax effects of temporary differences between the financial statement and tax base of assets and liabilities and operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                    Research and Development Costs

                    Research, development and product improvement costs are charged to expense as they are incurred. Research, development and product improvement costs included in selling, general and administrative expenses approximated $4.7 million, $1.9 million, and $1.6 million for the years ended December 31, 2000, June 26, 1999, and June 27, 1998, and $1.4 million for the six months ended December 31, 1999.

2.    Fiscal Year
      End Change    Fiscal Year End Change  Effective  July 4, 1999, the Company
                    changed  the  date of its  fiscal  year  end  from  the last
                    Saturday  in June to December  31. The years ended  December
                    31, 2000, June 26, 1999, and June 27, 1998, all consisted of
                    52 weeks. The six-month period ended December 31, 1999, consisted of 27 weeks. All year references relate to the Company's fiscal years, unless otherwise stated.


3.     Inventories  Inventories consist of:

                                                         December 31,    December 31,      June 26,    June 27,
                                                                 2000            1999          1999        1998
                                                                                                    (unaudited)
                                  --------------------------------------------------------------------------------

                                  Finished goods and
                                  work in process        $    234,317    $    160,557  $    116,979 $    98,776
                                  Raw materials             2,080,844         993,953       714,637     286,276
                                 --------------------------------------------------------------------------------

                                                         $  2,315,161    $  1,154,510  $    831,616 $   385,052
                                  --------------------------------------------------------------------------------

                                                      Donnelly Electronics, Inc.

                                                   Notes to Financial Statements
           (Information as of and for the year ended June 27, 2998 is unaudited)
--------------------------------------------------------------------------------



4.     Other Assets  Notes Receivable - shareholders

                    The Company has notes receivable from shareholders. These notes require no monthly payments and bear interest at 7% with no specified maturity date.

                    Deposits

                    The Company makes deposits on certain equipment while in production by vendors. The deposit amounts will be used to decrease the amount due for the equipment upon its completion.

5.      Employee
        Benefit
        Plans Employee Benefit Plans The Company has a defined contribution 401(k) plan covering substantially all
                    employees   with  six  months  of  service.   Employees  may
                    contribute to the plan an amount not to exceed 15% of eligible compensation. The Company may make discretionary matching contributions to the plan, which approximated $36,000, $37,000, and $38,000 for the years ended December 31, 2000, June 26, 1999, and June 27, 1998, and $21,000 for
                    the six months ended December 31, 1999.

6.     Debt and
       Other
       Financing
       Arrangements   The Company has a line of credit with a bank in the amount of $1,000,000 that bears interest at 0.5% below the prime rate (effectively 9.0% at December 31, 2000) and matures on April 1, 2001. The line of credit is secured by all tangible and intangible assets of the Company.

                    Long-term debt consists of the following:
                                                        December 31,  December 31,       June 26,      June 27,
                                                                2000          1999           1999          1998
                                                                                                    (unaudited)
                                  --------------------------------------------------------------------------------
                                  Secured term loan
                                   payable to bank     $     154,762  $    242,762  $     290,762  $    386,892
                                  Secured term loan
                                   payable to bank           217,689       414,764        467,715        -
                                  Other                      -               2,801          2,801         3,079
                                  --------------------------------------------------------------------------------

                                                             472,451       660,327        761,278       389,971
                                  Less current maturities    218,725       201,900        201,900        96,000
                                  --------------------------------------------------------------------------------

                                                       $     253,726  $    458,427  $     559,378  $    293,971
                                  --------------------------------------------------------------------------------

                                                      Donnelly Electronics, Inc.

                                                   Notes to Financial Statements
           (Information as of and for the year ended June 27, 2998 is unaudited)
--------------------------------------------------------------------------------

                    The Company has two secured term loan agreements with a bank which mature on August 1, 2002 and December 1, 2003, respectively. The agreements provide for monthly principal payments of $8,000 and $8,825, respectively, plus interest at the prime rate (effectively 9.5% at December 31, 2000).

                    Maturities of long-term debt are as follows:

                                  Year ending
                                  --------------------------------------------------------------------------------
                                  2001                                                           $      218,725
                                  2002                                                                  156,662
                                  2003                                                                   97,064
                                  --------------------------------------------------------------------------------

                                                                                                 $      472,451
                                  --------------------------------------------------------------------------------


7.     Taxes on Income
                    The tax effect of temporary differences which give rise to deferred tax assets (liabilities) are as follows:

                                  December 31,                                                             2000
                                  --------------------------------------------------------------------------------
                                  Net operating loss carryforwards                               $    2,392,000
                                  Accumulated depreciation                                             (426,000)
                                  --------------------------------------------------------------------------------

                                                                                                      1,966,000
                                  Valuation allowance                                                (1,966,000)
                                  --------------------------------------------------------------------------------

                                  Net deferred tax asset                                         $      -
                                  --------------------------------------------------------------------------------

                    Net operating loss carryforwards of $6.8 million are available to offset federal taxable income in future years, expiring in 2020. At December 31, 2000, the Company's net deferred tax assets are fully offset by a valuation allowance. Prior to March 1, 2000, the Company was a pass through entity for tax purposes and no deferred tax assets or liabilities were recorded.

                                                      Donnelly Electronics, Inc.

                                                   Notes to Financial Statements
           (Information as of and for the year ended June 27, 2998 is unaudited)
--------------------------------------------------------------------------------


8.     Operating Lease
                    The Company is obligated under a five-year operating lease arrangement, covering its entire manufacturing facility, which expires in September 2001. Future minimum lease payments under the lease, excluding renewals and purchase options, are $103,500 for 2001. Under the lease agreement, the Company has the option to renew the lease for another five years under the same terms, except the monthly rental charge may be adjusted to reflect changes in the landlord's cost of financing upon commencement of the renewal term. The Company also has the option to purchase the property prior to 180 days before the expiration of the lease, including the five-year extension period, under the terms specified in the lease agreement. Rent expense under all operating leases was approximately $281,000, $247,000, and $223,000 for the years ended December 31, 2000, June 26, 1999, and June 27, 1998, and $123,000 for the six months ended December 31, 1999.

9.     Transactions With
       Affiliates

                    Current affiliate receivable amounts represent trade accounts receivable from Donnelly. Accounts receivable with affiliated companies accounted for 79%, 82%, 68%, and 88% of the outstanding accounts receivable at December 31, 2000, December 31, 1999, June 26, 1999, and June 27, 1998.

                    Advances from affiliate consists of funds advanced to the Company from Donnelly primarily for the purpose of funding negative results of operations and expenditures for ongoing capital projects. Advances from affiliate are due in full on the later of June 30, 2001 or the closing under "put" or "call" options. The current agreement provides for quarterly payments of interest only at a rate of 7.0%, with the entire unpaid balance due at maturity, and is secured by all of the assets of the Company. This interest is subordinate to any security interest of the Company's principal commercial bank in the Company's assets. In conjunction with the "C" Corporation conversion effective March 1, 2000, $9 million of funds previously advanced to the Company from Donnelly were converted to 9,000 preferred shares of the Company with par value of $1,000 per share.

                                                      Donnelly Electronics, Inc.

                                                   Notes to Financial Statements
           (Information as of and for the year ended June 27, 2998 is unaudited)
--------------------------------------------------------------------------------


                    Net sales include sales to Donnelly of approximately $12.6 million, $5.2 million, and $7.0 million for the years ended December 31, 2000, June 26, 1999, and June 27, 1998, and
                    $5.1 million for the six months ended December 31, 1999.

                    The Company is assessed charges by Donnelly included in cost of sales which approximated $.6 million, $1.4 million, and $0 for the years ended December 31, 2000, June 26, 1999, and June 27, 1998, and $.3 million for the six months ended December 31, 1999. The Company is also assessed charges by Donnelly related to the use of personnel, facilities and equipment reflected in selling, general and administrative expenses which approximated $5.6 million, $1.7 million and $1.1 for the fiscal years ended December 31, 2000, June 26, 1999, and June 27, 1998, and $2.3 million for the six months ended December 31, 1999.

                           ANNUAL REPORT - FORM 10-K/A

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

10.23 The Donnelly Corporation 401(k) Retirement Savings Plan (January 1, 1999, Restatement) was filed as part of Form 10-Q for the quarter ended April 3, 1999, as Exhibit 10.2 and is hereby incorporated by reference. The First Amendment to the Donnelly Corporation 401(k) Retirement Savings Plan (January 1, 1999, Restatemenet) was filed as part of Form S-8 filed on September 28, 2001, as Exhibit 4(b) and is hereby incorporated by reference. The Second Amendment to the Donnelly Corporation 401(k) Retirement Savings Plan (January 1, 1999, Restatement) was filed as part of Form S-8 filed on September 28, 2001, as Exhibit 4(c) and is hereby incorporated by reference.

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

21 *      Schedule of Affiliates.

23        Consent of BDO Seidman, LLP, independent public accountants.

* Previously filed.

Exhibit 23

Consent of Independent Certified Public Accountants


Donnelly Corporation
Holland, Michigan

We hereby consent to the incorporation by reference of our reports dated February 8, 2001, except for Note 3, which is dated February 26, 2001, and Notes 1 and 18, which are dated August 20, 2001, relating to the combined consolidated financial statements and schedule of Donnelly Corporation appearing in the corporation's annual report on Form 10-K/A for the year ended December 31, 2000, in that corporation's previously filed Form S-8 Registration Statements for the Amended 401(k) Retirement Savings Plan, Amended and Restated Nonemployee Director Stock Option Plan (Registration No. 333-55499), 1998 Employees' Stock Purchase Plan (Registration No. 333-67969), 1998 Employee Stock Option Plan (Registration No. 333-67967), 1997 Employee Stock Option Plan (Registration No. 333-40987), 1987 Stock Option Plan (Registration No. 33-26555), 1987 Employees' Stock Purchase Plan (Registration No. 33-34746) and Non-Employee Directors' Stock Option Plan (Registration No. 33-55499).


                                                        /s/ BDO SEIDMAN, LLP



Grand Rapids, Michigan
September 28, 2001