Form 10-Q/A
period 2001-03-31
DONNELLY CORP
filed 2001-10-01
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

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

DONNELLY CORPORATION
INDEX

On August 20, 2001, the Registrant announced that it would restate its financial statements for all periods beginning with fiscal 1998 to reflect a change in its accounting for its investments in Donnelly Electronics, Inc. and Donnelly Hohe GmbH & Co. K.G. See Note 1 to the accompanying Condensed Combined Consolidated Financial Statements. The results of prior periods as reflected in this Form 10-Q/A differ adversely from previously filed financial information. All items impacted by the accounting change have been restated. Quarterly segment information has also been restated to reflect a more accurate allocation of corporate expenses to the business segments.

                                                                                                                          Page
                                                                                                                     Numbering
PART I.             FINANCIAL INFORMATION
     Item 1.        Financial Statements (Unaudited)

                          Condensed Combined Consolidated Balance Sheets
                          -  March 31, 2001 and December 31, 2000 (as restated)                                              3
                          Condensed Combined Consolidated Statements of Operations
                          -  Three months ended March 31, 2001 and April 1, 2000 (as restated)                               4
                          Condensed Combined Consolidated Statements of Cash Flows
                          -  Three months ended March 31, 2001 and April 1, 2000 (as restated)                               5
                          Notes to Condensed Combined Consolidated Financial Statements (as restated)                     6-11

     Item 2.        Management's Discussion and Analysis of Results of Operations and Financial
                    Condition                                                                                            12-16

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                           16-17


PART II.            OTHER INFORMATION

     Item 1.        Legal Proceedings                                                                                       17

     Item 2.        Exhibits and Reports on Form 8-K                                                                     17-18

     Signatures                                                                                                             19

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AS RESTATED)

                                                                    March 31,       December 31,
In thousands                                                         2001              2000
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                           $   4,974          $   4,599
Accounts receivable, less allowance of $1,775 and $1,837               84,679             82,802
Inventories                                                            62,046             55,933
Prepaid expenses and other current assets                              32,017             28,990
                                                                  -------------      -------------
      Total current assets                                            183,716            172,324
                                                                  -------------      -------------

Property, plant and equipment                                         354,261            345,700
Less accumulated depreciation                                         137,248            133,566
                                                                  -------------      -------------

      Net property, plant and equipment                               217,013            212,134

Investments in and advances to affiliates                              12,704             24,483
Other assets                                                           20,549             15,055
                                                                  -------------      -------------
      Total assets                                                  $ 433,982          $ 423,996
                                                                  =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $  95,774          $  89,163
Other current liabilities                                              42,080             39,817
                                                                  -------------      -------------
      Total current liabilities                                       137,854            128,980
                                                                  -------------      -------------
Long-term debt, less current maturities                               130,616            132,608
Deferred income taxes and other liabilities                            50,346             46,430
                                                                  -------------      -------------
      Total liabilities                                               318,816            308,018
                                                                  -------------      -------------

Minority interest                                                       2,740              1,353

Shareholders' equity:
Preferred stock                                                           531                531
Common stock                                                            1,040              1,024
Other shareholders' equity                                            110,855            113,070
                                                                  -------------      -------------
      Total shareholders' equity                                      112,426            114,625
                                                                  -------------      -------------
      Total liabilities and shareholders' equity                    $ 433,982          $ 423,996
                                                                  =============      =============


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AS RESTATED)

                                                                       Three Months Ended
                                                                 --------------------------------
                                                                    March 31,         April 1,
In thousands, except share data                                       2001              2000
-------------------------------------------------------------    --------------    --------------
Net sales                                                           $ 220,001         $ 237,404
Cost of sales                                                         187,154           196,124
                                                                 --------------    --------------
     Gross profit                                                      32,847            41,280
Operating expenses:
Selling, general and administrative                                    20,960            20,881
Research and development                                                9,444             9,762
                                                                 --------------    --------------
Total operating expenses                                               30,404            30,643
                                                                 --------------    --------------
     Operating income                                                   2,443            10,637
                                                                 --------------    --------------
Non-operating (income) expenses:
Interest expense                                                        2,104             1,783
Interest income                                                          (118)             (192)
Royalty income                                                           (726)             (247)
Other (income) expense, net                                               479               152
                                                                 --------------    --------------
Total non-operating expenses                                            1,739             1,496
                                                                 --------------    --------------
     Income before taxes on income                                        704             9,141
Taxes on income (benefit)                                                (185)            2,562
                                                                 --------------    --------------
     Income before minority interest and
        equity earnings                                                   889             6,579
Minority interest in (income) losses of subsidiaries, net                  14               (73)
Equity in earnings (losses) of affiliated companies, net                 (973)             (939)
                                                                 --------------    --------------
Net income (loss)                                                   $     (70)         $  5,567
                                                                 ==============    ==============

Per share of common stock:
            Basic net earnings (loss) per share                     $   (0.01)         $   0.55
            Diluted net earnings (loss) per share                   $   (0.01)         $   0.55
            Cash dividends declared                                 $    0.10          $   0.10
            Average common shares outstanding                      10,255,270        10,153,601


The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AS RESTATED)

                                                                          Three Months Ended
                                                                     -----------------------------
                                                                        March 31,      April 1,
In thousands                                                              2001           2000
-----------------------------------------------------------------    -------------   -------------
Cash Flows From Operating Activities
Net income (loss)                                                         $   (70)        $ 5,567
Adjustments to reconcile net income (loss) to net cash from
     operating activities:
Depreciation and amortization                                               7,980           7,664
Gain on sale of property and equipment                                        (18)            (20)
Deferred pension cost and postretirement benefits                           1,648           1,485
Change in deferred income taxes                                               (14)            (61)
Minority interest in income (losses) of subsidiaries, net                     (14)             73
Equity in losses of affiliated companies, net                                 973             939
Changes in operating assets and liabilities:
(Refund) sales  of accounts receivable                                     (1,944)          2,901
Accounts receivable                                                         3,449         (20,953)
Inventories                                                                (4,328)          2,095
Prepaid expenses and other current assets                                   3,834             (44)
Accounts payable and other current liabilities                              9,903          29,567
Other                                                                       1,229            (144)
                                                                     -------------   -------------
       Net cash from operating activities                                  22,628          29,069
                                                                     -------------   -------------
Cash Flows From Investing Activities
Capital expenditures                                                      (10,814)        (12,288)
Proceeds from sale of property and equipment                                   72              44
Investments in and advances to affiliates                                  (9,430)         (1,301)
Cash increase due to consolidation of subsidiary                             (347)              -
Other                                                                      (1,120)           (197)
                                                                     -------------   -------------
       Net cash for investing activities                                  (21,639)        (13,742)
                                                                     -------------   -------------
Cash Flows From Financing Activities
Net proceeds from long-term debt                                              512           1,002
Investment and advances from minority interest                                  -         (16,781)
Redemption of minority interest in subsidiary                                   -            (946)
Common stock issuance                                                         189              87
Dividends paid                                                             (1,046)         (1,025)
Financing                                                                    (174)              -
                                                                     -------------   -------------
       Net cash for financing activities                                     (519)        (17,663)
                                                                     -------------   -------------
Effect of foreign exchange rate changes on cash                               (95)           (104)
Increase (decrease) in cash and cash equivalents                              375          (2,440)
Cash and cash equivalents, beginning of period                              4,599           4,153
                                                                     -------------   -------------
Cash and cash equivalents, end of period                                  $ 4,974         $ 1,713
                                                                     =============   =============
Supplemental disclosures of cash flow information
      Interest paid                                                       $ 1,558         $   695
      Income taxes paid                                                       224           1,230
Significant non-cash transactions:
      Issuance of class A common stock to acquire business                  2,250               -


The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, should not be considered indicative of the results that may be expected for the year ending December 31, 2001. The combined consolidated balance sheet at December 31, 2000, has been taken from the audited combined consolidated financial statements and condensed. The accompanying condensed combined consolidated financial statements and footnotes thereto should be read in conjunction with the Company's report on Form 10-K/A for the twelve months ended December 31, 2000.

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

The accompanying financial statements and notes reflect the restated amounts. See Note 10 for the impact of the restatement on the financial statements.

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

On February 28, 2001, the Company acquired all of the outstanding common stock of Donnelly Electronics, not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of shares of the Company's Class A Common Stock. The acquisition has been accounted for under the purchase method of accounting, and the goodwill and intangibles in the amount of $4.9 million recorded on a preliminary basis as a result of the acquisition are being amortized over 20 years. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics' financial statements beginning in March 2001. Prior to the acquisition of the remaining interest, the Company owned 18.2% of the common stock of Donnelly Electronics and had advanced funds for its operations. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as Electrochromic rearview mirrors and electronic compass systems, and also produces products for other automotive suppliers and non-automotive customers.

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

In July 2000, the Company purchased the remaining minority interest in Donnelly Hohe Espana, S.A., for $1.9 million. After this purchase the Company owns 29.8 % of the Spanish entity directly and owns the remainder through its German affiliate, Donnelly Hohe GmbH & Co. KG.

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

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1 of the Company's Form 10-K/A report for the twelve months ended December 31, 2000. Revenues are attributed to segments based on the location from which the sales originate. The Company evaluates performance based on segment profit, which is defined as earnings before interest, taxes, depreciation and amortization, excluding significant special gains, losses and restructuring charges. Due to the Company's corporate headquarters being located in the United States, certain estimates are made for allocations to NAO of centralized corporate costs incurred in support of NAO. Centralized European overhead costs are included in EO. The Company accounts for inter-segment sales and transfers at current market prices and inter-segment services at cost.

A summary of the Company's operations by business segments is as follows:


                                                                                 Other         Intersegment         Total
In thousands                                     NAO              EO           Segments*       Eliminations        Segments
-------------------------------------------- --------------  --------------  --------------- -----------------  ---------------
Three months ended March 31, 2001:
Revenues................................      $ 141,943       $    78,798     $    2,936        $    (3,676)   $    220,001
Segment profit (loss)...................          8,567             5,624            (17)                --          14,174

Three months ended April 1, 2000:
Revenues                                      $ 155,842       $    75,954     $    7,974        $    (2,366)   $    237,404
Segment profit (loss)...................         17,732             4,305            (92)                 --         21,945

* Other segments category includes the Company's majority owned Asian & South
  American operations, and automotive joint ventures.

Reconciliation of the totals reported for the operating segments' profit to consolidated income before income taxes in the combined consolidated financial statements is shown below:

                                                                Three Months Ended
                                                      ----------------------------------------
                                                          March 31,             April 1,
(In thousands)                                               2001                 2000
--------------------------------------------          -------------------   ------------------
Segment profit from reportable segments............     $  14,191             $    22,037
Segment profit from other segments.................           (17)                    (92)
Interest, net......................................        (1,986)                 (1,591)
Depreciation and amortization......................        (7,980)                 (7,664)
Corporate and other expenses*......................        (3,504)                 (3,549)
                                                      -------------------   ------------------
Income before taxes on income                           $     704             $     9,141
                                                      ===================   ==================

* Corporate and other expenses category includes centralized corporate functions including those for advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

Additional disclosures regarding the Company's products and services, geographic areas, major customers and total assets are included in Note 4 - Nature of Operations, in the Company's Form 10-K/A report for the twelve months ended December 31, 2000.

4.   RESTRUCTURING CHARGES

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

                                                                Severance and           Asset            Restructuring
(In thousands)                                                     Benefits          Impairment              Total
------------------------------------------------------------ ------------------- -------------------  ------------------
1997 plan..............................................           $  9,965            $    --              $  9,965
1999 plan..............................................              7,426              1,351                 8,777
     1998 reserve reduction............................             (1,117)                --                (1,117)
     2000 reserve reduction............................             (3,448)              (348)               (3,796)
     Amounts utilized..................................             (8,601)              (530)               (9,131)
     Impact of foreign currency changes................             (1,954)              (144)               (2,098)
                                                             ------------------- -------------------  ------------------
Accrued Restructuring Costs at March 31, 2001                     $  2,271            $   329              $  2,600
                                                             =================== ===================  ==================

5.   INVENTORIES

Inventories consist of:

                                                       March 31,          December 31,
(In thousands)                                           2001                2000
------------------------------------------------  ------------------  -----------------
Finished products and work in process........        $    19,544         $    18,124
Raw materials................................             42,502              37,809
                                                  ------------------  -----------------
                                                     $    62,046         $    55,933
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

7.   EARNINGS (LOSS) PER SHARE (as restated)

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                          Three Months Ended
                                                    ------------------------------
                                                      March 31,      April 1,
(In thousands, except per share data)                   2001           2000
---------------------------------------------       ------------------------------
Net income (loss)................................     $   (70)        $   5,567
Less:  Preferred stock dividends.................         (10)              (10)
                                                    ------------------------------
Income (loss) available to common shareholders...     $   (80)        $   5,557
                                                    ==============================

Weighted-average shares..........................      10,255            10,154
Plus:  Effect of dilutive stock options..........           -                 9
                                                    ------------------------------
Adjusted weighted-average shares.................      10,255            10,163
                                                    ==============================

Basic earnings (loss) per share..................     $ (0.01)        $    0.55
                                                    ==============================
Diluted earnings (loss) per share................     $ (0.01)        $    0.55
                                                    ==============================

Options to purchase 733,000 shares of common stock at various prices per share were outstanding during the current quarter but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and the Company incurred a net loss for the quarter, therefore, the effect would be antidilutive.

8.   COMPREHENSIVE INCOME (LOSS) (as restated)

Comprehensive income includes net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income consists of the following:

                                                          Three Months Ended
                                                -----------------------------------
                                                      March 31,      April 1,
(In thousands)                                          2001           2000
----------------------------------------------  -----------------------------------
Net income (loss)...........................         $     (70)     $   5,567
Other comprehensive income (loss):
    Foreign currency translation
    and transaction adjustments.............            (3,203)         2,043
    Unrealized loss on interest rate swaps
    and foreign exchange contracts..........              (220)            --
                                                -----------------------------------

Comprehensive income (loss).................         $  (3,493)     $   7,610
                                                ===================================

Translation and transaction adjustments are recorded directly in a component of shareholders' equity in the accompanying Condensed Combined Consolidated Balance Sheets. These result from changes in the foreign currency translation adjustments of the Company's net investments in its foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates caused by fluctuations in exchange rates. The Company had total accumulated other comprehensive losses of $18.1 million and $14.7 million at March 31, 2001, and December 31, 2000, respectively.

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


10.  RESTATEMENT OF FINANCIAL STATEMENTS

As described in Note 1, the Company's financial statements for the relevant periods have been restated to properly reflect financial position and net income
(loss). The following tables detail the effects of the restatement (in thousands, except per share data):

                                                         Three Months Ended                      Three Months Ended
Income Statement Data                                       March 31, 2001                          April 1, 2000
--------------------------------------------------------------------------------------  -----------------------------------
                                                    As Previously     As Restated        As Previously         As Restated
                                                      Reported                             Reported
                                                  ------------------------------------  -----------------------------------
Net sales                                             $220,001          $220,001           $237,404             $237,404
Gross profit                                            32,847            32,847             41,280               41,280
Net income (loss)                                        1,244              (70)              6,774                5,567
Basic and diluted net income (loss) per share          $  0.12          $ (0.01)           $   0.67             $   0.55



Balance Sheet Data                                As of December 31, 2000                As of March 31, 2001
------------------------------------------------------------------------------------------------------------------
                                                As Previously                        As Previously
                                                   Reported          As Restated      Reported         As Restated
                                           -----------------------------------------------------------------------
Current assets                                      $172,741          $172,324         $180,728         $ 183,716
Total assets                                         464,020           423,996          473,787           433,982
Current liabilities                                  128,980           128,980          137,854           137,854
Total liabilities and minority interest              329,239           309,371          339,891           321,556
Shareholders' equity                                 134,781           114,625          133,896           112,426

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

In this Item 2, references to the results of operations and cash flows for all periods presented and to balances as of the dates presented relate to restated amounts for certain investments in and advances to affiliates. See Note 1 of the Notes to the accompanying Condensed Combined Consolidated Financial Statements.

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

In February 2001, the Company acquired all of the outstanding equity of Donnelly Electronics, Inc. ("Donnelly Electronics"), not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of the Company's Class A Common Stock. The acquisition has been accounted for under the purchase method of accounting. The goodwill and intangibles in the amount of $4.9 million recorded on a preliminary basis as a result of the acquisition are being amortized over 20 years. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics' financial statements beginning in March 2001. As of February 28, 2001, the Company owned 18.2% of the common stock of Donnelly Electronics, held $9 million of 7% non-voting preferred stock in Donnelly Electronics, and had a 7% promissory note in the amount of $22.6 million. The entity, formed in the first quarter of 1997, designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as electrochromic rearview mirrors and electronic compass systems, and produces products for other automotive suppliers as well as other non-automotive customers.

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

In July 2000, the Company purchased the remaining minority interest in Donnelly Hohe Espana, S.A., for $1.9 million.

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

Selling, general and administrative expenses were $21.0 million, or 9.5% of net sales, for the three-month period ended March 31, 2001, compared to $20.9 million, or 8.8% of net sales for the three-month period ended April 1, 2000. These expenses remained relatively consistent with previous year levels due to management's focus on cost reduction both in North America and Europe.

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

Operating income was $2.4 million for the three-month period ended March 31, 2001, compared to $10.6 million for the same period last year. Operating income represented 1.1% of net sales for the three months ended March 31, 2001, compared to 4.5% for the comparable period in the prior year. This decrease is due to reduced sales and gross profit margins combined with consistent levels of operating expenses.

Interest expense was $2.1 million for the three-month period ended March 31, 2001, compared to $1.8 million for the same period last year. Interest expense increased slightly due to higher average debt levels partially offset by lower interest rates.

Other (income) expense, net was $0.5 million and $0.2 million for the three month periods ended March 31, 2001 and April 1, 2000, respectively, primarily due to an increase in foreign transaction losses.

The Company's effective tax rate was approximately (26.3)% for the three-month period compared to 28.0% in the same respective period of 2000. The recorded tax benefit reflects a low effective tax rate combined with the realization of certain tax credits and export sale tax benefits.

The Company has recorded $16.3 million and $17.2 million of deferred tax assets primarily related to foreign non-expiring net operating loss carry-forwards at March 31, 2001, and December 31, 2000, respectively, and are substantially offset by related deferred tax liabilities. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets are expected to be realized based on improvements from the restructuring initiative, and continuous improvement in overall operational earnings from the implementation of the Company's production system throughout Europe.

Equity in losses of affiliated companies, was $1.0 compared to $0.9 in the first quarter of 2000. The Consolidation of the Company's Brazilian joint venture, which is still operating at a loss, as of October 2000 (See Note 2) and continued profitability at the Company's joint ventures in China, were offset by operating losses at Donnelly Electronics.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.3 on March 31, 2001 and December 31, 2000. Working capital was $45.9 million on March 31, 2001, compared to $43.3 million at December 31, 2000. Net working capital increases associated with the Donnelly Electronics acquisition were offset by reductions in customer and other receivables.

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

The Company's previous business combinations were accounted for using the purchase method. As of March 31, 2001, the net carrying amount of goodwill and other intangible assets is $12.9 million. Amortization expense during the three-month period ended March 31, 2001 was $200,000. Currently, the Company is assessing but has not yet determined how adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1 - Summary of Significant Accounting Policies, in the Notes to the Combined Consolidated Financial Statements, which are included in Item 8 of the Form 10-K/A report for the twelve months ended December 31, 2000. Additional information relating to financial instruments and debt is included in Note 9 - Financial Instruments and Note 7 - Debt and Other Financing Arrangements, which are also included in Item 8 of the Form 10-K/A report for the twelve months ended December 31, 2000.

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

See the Company's Form 10-K/A report for the twelve months ending December 31, 2000, Item 7 (a), for quantitative and qualitative disclosures about market risk as of December 31, 2000. There have been no material changes in the nature of the market risk exposures facing the Company since December 31, 2000.

PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

The litigation concerning Arteb S.A. and the complaint filed by Sekurit Saint-Gobain U.S.A., Inc. against the Company in the U.S. District Court for the Eastern District of Michigan, previously disclosed in the Company's Form 10-K/A report for the twelve months ended December 31, 2000, have each been settled without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

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

Item 2.           Exhibits and Reports on Form 8-K

(a)   EXHIBITS

Exhibit 10.1 * Letter  from  Donnelly  Corporation  to Mr.  Kevin L. Brown dated
               March 5, 2001.

Exhibit 10.2 * Letter from  Donnelly  Corporation  to Mr. Steve  Crandall  dated
               February 12, 2001.

* Previously Filed

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

                                             DONNELLY CORPORATION
                                             Registrant


Date:    September 28, 2001                  /s/ J. DWANE BAUMGARDNER
                                             ------------------------
                                             J. Dwane Baumgardner
                                             (Chairman, Chief Executive
                                             Officer and President)

Date:    September 28, 2001                  /s/ KEVIN L. BROWN
                                             ------------------------
                                             Kevin L. Brown
                                             (Senior Vice President,
                                             Chief Financial Officer and
                                             Chief Accounting Officer)