Form 10-Q
period 2001-09-29
DONNELLY CORP
filed 2001-11-13
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 29, 2001 Commission File Number 1-9716

DONNELLY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-0493110
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

49 West Third Street, Holland, Michigan	49423-2813
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(616) 786-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days     Yes     X           No

6,331,955 shares of Class A Common Stock and 4,098,314 shares of Class B Common Stock were outstanding as of October 31, 2001.

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
     CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
     CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
     CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
     NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                CONDITION
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

DONNELLY CORPORATION

INDEX

NOTE: The Registrant has restated its financial statements for all periods beginning with fiscal 1998 to reflect a change in its accounting for its investments in Donnelly Electronics, Inc. and Donnelly Hohe GmbH & Co. K.G. See Note 1 and Note 10 to the accompanying Condensed Combined Consolidated Financial Statements. The results of prior periods as reflected in this Form 10-Q differ adversely from previously filed financial information. The accounting change did not have any material impact on the Registrant's operating income for the quarter ended September 29, 2001, and is not expected to have a material impact on the Registrant's operating income or cash flow in any future period.
		Page Numbering
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Combined Consolidated Balance Sheets September 29, 2001 and December 31, 2000 (as restated)	3
	Condensed Combined Consolidated Statements of Income (Loss) Three and nine months ended September 29, 2001 and September 30, 2000 (as restated)	4
	Condensed Combined Consolidated Statements of Cash Flows Nine months ended September 29, 2001 and September 30, 2000 (as restated)	5
	Notes to Condensed Combined Consolidated Financial Statements	6 - 11

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	12 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17 - 18

Signatures		19

PART I.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 29,	December 31,
	2001	2000
In thousands		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,937	$ 4,599
Accounts receivable, less allowance of $1,781 and $1,837	69,717	82,802
Inventories	64,033	55,933
Prepaid expenses and other current assets	36,072	28,990
Total current assets	171,759	172,324

Property, plant and equipment	346,910	345,700
Less accumulated depreciation	154,079	133,566

Net property, plant and equipment	192,831	212,134

Investments in and advances to affiliates	13,403	24,483
Other assets	16,955	15,055
Total assets	$ 394,948	$ 423,996
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 87,046	$ 89,163
Other current liabilities	45,064	39,817
Total current liabilities	132,110	128,980

Long-term debt, less current maturities	101,316	132,608
Postretirement plans and other liabilities	52,527	46,430
Total liabilities	285,953	308,018

Minority interest	2,156	1,353

Shareholders' equity:
Preferred stock	531	531
Common stock	1,044	1,024
Other shareholders' equity	105,264	113,070
Total shareholders' equity	106,839	114,625
Total liabilities and shareholders' equity	$ 394,948	$ 423,996

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000
In thousands, except share data		(as restated)		(as restated)
Net sales	$ 191,413	$ 192,684	$ 638,690	$ 657,580
Cost of sales	167,316	167,356	544,116	552,178
Gross profit	24,097	25,328	94,574	105,402
Operating expenses:
Selling, general and administrative	18,143	18,614	59,213	60,796
Research and development	10,380	9,300	30,359	26,891
Restructuring and other charges	4,475	-	4,475	-
Total operating expenses	32,998	27,914	94,047	87,687
Operating income (loss)	(8,901)	(2,586)	527	17,715
Non-operating (income) expenses:
Interest expense	1,745	2,147	5,532	5,955
Interest income	(165)	(335)	(701)	(917)
Royalty income	(824)	(535)	(2,273)	(1,732)
Other (income) expense, net	193	(137)	1,159	(11)
Total non-operating expenses	949	1,140	3,717	3,295
Income (loss) before taxes on income	(9,850)	(3,726)	(3,190)	14,420
Taxes on income (credit)	(3,459)	(1,705)	(2,543)	3,266
Income (loss) before minority interest and
Equity earnings	(6,391)	(2,021)	(647)	11,154
Minority interest in (income) losses of
Subsidiaries, net	(212)	204	(329)	68
Equity in earnings (losses) of affiliated
Companies, net	284	137	(373)	(1,805)
Net income (loss)	$ (6,319)	$ (1,680)	$ (1,349)	$ 9,417

Per share of common stock:
Basic earnings (loss) per share	$ (0.61)	$ (0.17)	$ (0.13)	$ 0.92
Diluted earnings (loss) per share	$ (0.61)	$ (0.17)	$ (0.13)	$ 0.92
Cash dividends declared	$ 0.10	$ 0.10	$ 0.30	$ 0.30
Average common shares outstanding	10,388,082	10,173,077	10,337,758	10,163,185

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 29,	September 30,
	2001	2000
In thousands		(as restated)
Cash Flows From Operating Activities
Net income	$ (1,349)	$ 9,417
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization	24,082	22,953
Loss on sale of property and equipment	409	74
Deferred pension cost and postretirement benefits	5,522	4,542
Change in deferred income taxes	2,934	(3,340)
Minority interest in earnings (losses) of subsidiaries, net	329	(68)
Equity in losses of affiliated companies, net	373	1,805
Restructuring and other charges	4,475	-
Changes in operating assets and liabilities, net of acquisitions and effects of consolidation of subsidiary:
Refund of accounts receivable	(2,709)	(8,865)
Accounts receivable	21,431	(11,426)
Inventories	(5,528)	(4,789)
Prepaid expenses and other current assets	(4,417)	4,151
Accounts payable and other current liabilities	(2,953)	20,507
Other operating	1,685	(1,591)
Net cash from operating activities	44,284	33,370
Cash Flows From Investing Activities
Capital expenditures	(22,084)	(34,872)
Proceeds from sale of property and equipment	966	742
Investments in and advances to affiliates	(9,074)	(9,370)
Proceeds from sale-lease back	20,000	-
Cash decrease due to consolidation of subsidiary	(347)	-
Other investing	(932)	(1,169)
Net cash for investing activities	(11,471)	(44,669)
Cash Flows From Financing Activities
Proceeds from long-term debt	14,554	15,731
Repayments on long-term debt	(44,806)	-
Redemption of minority interest in subsidiary	(2,511)	(946)
Common stock issuance	664	210
Dividends paid	(3,142)	(3,079)
Other financing	(100)	-
Net cash (for) from financing activities	(35,341)	11,916
Effect of foreign exchange rate changes on cash	(134)	(346)
Increase (decrease) in cash and cash equivalents	(2,662)	271
Cash and cash equivalents, beginning of period	4,599	4,153
Cash and cash equivalents, end of period	$ 1,937	$ 4,424
Supplemental disclosures of cash flow information
Interest paid	$ 5,624	$ 4,328
Income taxes paid	437	6,868
Significant non-cash transactions:
Issuance of class A common stock to acquire business	2,250	-

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND RESTATEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 29, 2001, should not be considered indicative of the results that may be expected for the year ending December 31, 2001.

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

The investment in Donnelly Electronics had been accounted for under the cost method since initial investment in the first quarter of fiscal 1997, and was subsequently consolidated upon the Company's acquisition of the remaining outstanding common stock on February 28, 2001. Prior to consolidation, Donnelly Electronics incurred operating losses, which were not reflected in the operating results of the Company under the cost method of accounting. Upon further review, it was determined that this investment should have been accounted for in accordance with the equity method prior to February 28, 2001. Under the equity method, substantially all of the operating losses incurred by Donnelly Electronics prior to consolidation have been included in the Company's restated net income, due to depletion of Donnelly Electronics' equity and substantial funding provided by the Company.

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

The Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 reflected the accounting change. The Company's restated financial statements reflecting changes for all applicable periods were included in an amended Annual Report on Form 10-K/A for the year ended December 31, 2000, filed with the Securities and Exchange Commission on September 28, 2001. The restated financial statements for the quarter ended March 31, 2001 were included in an Amended Quarterly Report on Form 10-Q/A for that quarter, also filed with the Securities and Exchange Commission on September 28, 2001.

In the accompanying financial statements and notes, the Statement of Income (Loss) for the three- and nine-month periods ended September 30, 2000 and the Balance Sheet as of December 31, 2000 reflect the restated amounts. Also refer to Note 10.

2.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

On February 28, 2001, the Company acquired all of the outstanding common stock of Donnelly Electronics, not then owned by the Company for $4.5 million, paid equally in cash and through the issuance of shares of the Company's Class A Common Stock. The acquisition has been accounted for under the purchase method of accounting, and the goodwill and intangibles recorded as a result of the acquisition are being amortized over 20 years. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics' financial statements in March 2001. Prior to the acquisition of the remaining interest, the Company owned 18.2% of the common stock of Donnelly Electronics and had advanced funds for its operations. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as Electrochromic rearview mirrors and electronic compass systems, and also produces products for other automotive suppliers and non-automotive customers.

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

The Company was managed primarily on a geographical basis. The Company has two reportable segments: North American Operations ("NAO") and European Operations ("EO"). The operating segments have been managed separately as they each represented regional operational components, which offer the Company's product lines in different geographic markets.

During 2001, the Company began a transition to a new management structure. The Company intends to have the new structure in place by first quarter of 2002.

A summary of the Company's operations by business segments is as follows:

In thousands	NAO	EO	Other Segments*	Intersegment Eliminations	Total Segments
Three months ended September 29, 2001:
Revenues	$ 132,879	$ 64,222	$ 3,729	$ (9,417)	$ 191,413
Segment profit (loss)	8,809	(771)	(108)	--	7,930

Nine months ended September 29, 2001:
Revenues	$ 433,282	$ 213,623	$ 10,732	$ (18,947)	$ 638,690
Segment profit (loss)	33,408	6,696	(276)	--	39,828

Three months ended September 30, 2000 (as restated):
Revenues	$ 137,321	$ 54,214	$ 2,085	$ (936)	$ 192,684
Segment profit (loss)	12,182	(996)	(475)	--	10,711

Nine months ended September 30, 2000 (as restated):
Revenues	$ 446,292	$ 200,929	$ 17,277	$ (6,918)	$ 657,580
Segment profit (loss)	51,199	8,782	(210)	--	59,771

* Other segments category includes the Company's majority owned Asian & South American operations, and automotive joint ventures. Profit (loss) of other segments as reported does not include the losses of Donnelly Electronics, which have been recognized under the equity method of accounting through February 28, 2001 and through consolidation from March 1, 2001 to the present. The losses, net of tax and inter-company interest, attributable to Donnelly Electronics under the equity method of accounting for the nine months ended September 29, 2001, is $(1,461) and for the three and nine months ended September 30, 2000, are $(1,012) and $(3,395) respectively.

Reconciliation of the totals reported for the operating segments' profit to consolidated income before income taxes in the combined consolidated financial statements is shown below:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2001	2000 (as restated)	2001	2000 (as restated)
Segment profit from reportable segments	$ 8,038	$ 11,186	$ 40,104	$ 59,981
Segment (loss) from other segments	(108)	(475)	(276)	(210)
Interest, net	(1,580)	(1,812)	(4,831)	(5,038)
Restructuring and other charges	(4,475)	--	(4,475)	--
Depreciation and amortization	(8,031)	(7,093)	(24,082)	(22,953)
Corporate and other expenses*	(3,694)	(5,532)	(9,630)	(17,360)
Income (loss) before taxes on income	$ (9,850)	$ (3,726)	$ (3,190)	$ 14,420

* Corporate and other expenses category includes centralized corporate functions including those for advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

4.   RESTRUCTURING CHARGES

European Restructuring

On July 9, 2001, the Company announced a European restructuring initiative ("the 2001 plan") to further enhance the efficiency and profitability of its European operations through a combination of margin improvements and overhead reductions. Objectives of the 2001 plan will be achieved through outsourcing of "non-core" operations including work currently performed in the Company's Tool Shop and Zinc Diecasting operations. Personnel cutbacks will also be made in the Paint Shop and in Manufacturing Overhead. A gross restructuring charge of $3.5 million pre-tax, or $2.2 million at net income, related to termination benefits for approximately 125 production, engineering and support personnel, was taken in the third quarter of fiscal 2001. The plan is anticipated to be completed in 2002. While the Company believes that further restructuring actions may be appropriate in Europe and continues to evaluate these operations for improvements, the assessment of possible actions has not yet been completed.

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

Coinciding with the announcement of the 2001 plan, the Company concluded all previous plans. The remaining reserve balance related to these plans, which totaled $1.0 million pre-tax or $0.6 million at net income, was taken into operating income in the third quarter of 2001. The Company also reversed the remaining reserve balance at its subsidiary, Donnelly Vision Systems Europe, Ltd., which totaled $0.5 million pre-tax or $0.3 million at net income, due to the sale of certain assets of the subsidiary and related operations to Eaton Corporation in September 2001.

As of September 29, 2001, the Company has experienced a reduction of 274 employees under the combined plans. The Company also funded approximately $3.1 million of capital expenditures to support the 1999 and 1997 plans, which were included in the Company's capital expenditures. These costs do not qualify as restructuring under current accounting guidelines.

North American Restructuring

On July 9, 2001 the Company announced a North American overhead reduction plan to enhance its competitive position and improve overall corporate profitability while maintaining focus on customers and products. A restructuring charge of $2.5 million pre-tax, or $1.6 million at net income, related primarily to severance benefits for 79 administrative and support personnel, was taken in the third quarter of fiscal 2001. The plan was substantially completed during the third quarter of 2001. Due to current economic and industry conditions, the Company is considering additional actions to aggressively reduce costs.

Details of the Company's restructuring reserves are as follows:
(In thousands)	Severance and Benefits	Asset Impairment	Restructuring Total
1997 plan	9,965	--	9,965
1999 plan	7,426	1,351	8,777
2001 plans	5,952		5,952
1998 reserve reduction	(1,117)	--	(1,117)
2000 reserve reduction	(3,448)	(348)	(3,796)
2001 reserve reduction	(1,478)		(1,478)
Amounts utilized	(11,642)	(530)	(12,172)
Impact of foreign currency changes	(1,874)	(132)	(2,006)
Accrued Restructuring Costs at September 29, 2001	3,784	341	4,125

5.   INVENTORIES

Inventories consist of:
	September 29,	December 31,
(In thousands)	2001	2000
Finished products and work in process........	18,086	18,124
Raw materials.....................................	45,947	37,809
	$ 64,033	$ 55,933

6.   FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction and, if so, the type of hedge transaction. The Company has examined and updated its current derivative use policy, and identified hedge arrangements, along with their anticipated treatment on an ongoing basis under the provisions of SFAS No. 133. The implementation of this standard as of January 1, 2001 has not had a material impact on the Company's results of operations or financial position to date.

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share data)	2001	2000 (as restated)	2001	2000 (as restated)
Net Income (loss) .....................................	$ (6,319)	$ (1,680)	$ (1,349)	$ 9,417
Less: Preferred stock dividends......................	(10)	(10)	(30)	(30)
Income (loss) available to common shareholders...	$ (6,329)	$ (1,690)	$ (1,379)	$ 9,387

Weighted-average shares - basic ....................	10,388	10,173	10,338	10,163
Plus: Effect of dilutive stock options................	--	17	--	17
Adjusted weighted-average shares - diluted ........	10,388	10,190	10,338	10,180

Basic earnings (loss) per share........................	$ (0.61)	$ (0.17)	$ (0.13)	$ 0.92
Diluted earnings (loss) per share.....................	$ (0.61)	$ (0.17)	$ (0.13)	$ 0.92

Options to purchase 547,679 shares of common stock at various prices per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2001	2000 (as restated)	2001	2000 (as restated)
Net income (loss)...............................	$ (6,319)	$ (1,680)	$ (1,349)	$ 9,417
Other comprehensive income (loss):
Foreign currency translation
and transaction adjustments..............	281	(2,940)	(4,030)	(3,203)
Unrealized (loss) on interest rate swaps
and foreign exchange contracts..........	(296)	--	(516)	--

Comprehensive income (loss).................	$ (6,334)	$ (4,620)	$ (5,895)	$ 6,214

Translation and transaction adjustments are recorded directly in a component of shareholders' equity in the accompanying Condensed Combined Consolidated Balance Sheets. These result from changes in the foreign currency translation adjustments of the Company's net investments in its foreign subsidiaries, as well as foreign currency denominated long-term advances to affiliates caused by fluctuations in exchange rates. The Company had total accumulated other comprehensive losses of $19.2 million and $14.7 million at September 29, 2001, and December 31, 2000, respectively.

9.   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims incidental to their business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. Reserves established for these potential liabilities are reviewed quarterly. An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. Although the Company maintains accruals for such claims when warranted, there can be no assurance that such accruals will continue to be adequate. The Company believes that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

10.  RESTATEMENT OF FINANCIAL STATEMENTS

As described in Note 1, the Company's financial statements for the relevant periods have been restated to properly reflect financial position and net income. The following tables detail the effects of the restatement (in thousands, except per share data):
	Three Months Ended		Nine Months Ended
Income Statement Data	September 30, 2000		September 30, 2000
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Net sales	$ 192,684	$ 192,684	$ 657,580	$ 657,580
Gross profit	25,328	25,328	105,402	105,402
Net income (loss)	631	(1,680)	14,542	9,417
Basic and diluted net income (loss) per share	$ 0.06	$ (0.17)	$ 1.43	$ 0.92

Balance Sheet Data	As of December 31, 2000
	As Previously
	Reported	As Restated
Current assets	$ 172,741	$ 172,324
Total assets	464,020	423,996
Current liabilities	128,980	128,980
Total liabilities and minority interest	329,239	309,371
Shareholders' equity	134,781	114,625

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION THIRD QUARTER REPORT FOR THE NINE MONTHS ENDED
SEPTEMBER 29, 2001

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of the Company's significant customers including forced price reductions, (iv) market development of specific products of the Company, including electrochromic mirrors, (v) whether the Company restructures its North American and European operations, (vi) fluctuations in foreign currencies and (vii) other risks and uncertainties. The Company does not intend to update these forward-looking statements.

The Company has also been adversely affected by recent events relating to the terrorist attacks of September 11, 2001. These events, especially when coupled with weakening economic indicators prior to the tragedy, create considerable economic and political uncertainties, which could adversely affect consumer buying behavior, automobile production, shipping and transportation costs, and other factors affecting the Company and the automotive industry generally.

In this Item 2, references to the results of operations for the three- and nine-month periods ended September 30, 2000 and to balances as of December 31, 2000 relate to restated amounts for certain investments in and advances to affiliates. See Notes 1 and 10 of the Notes to the accompanying Condensed Combined Consolidated Financial Statements.

OVERVIEW

The Company is a technology-driven, customer-focused, growth-oriented, global supplier to the automotive and information display industries. The Company was managed primarily on a geographic basis. The Company has two reportable segments: North American Operations ("NAO") and European Operations ("EO"). These have been managed separately as they each represent regional operational components, which offer the Company's product lines in different geographical markets. During 2001, the Company began a transition to a new management structure. The Company intends to finalize the new structure by first quarter of 2002.

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

Acquisitions, Mergers, Joint Ventures and Sale of Investments

In September 2001, the Company finalized its agreement with Eaton Corporation, a diversified industrial manufacturer, to sell certain assets of the Donnelly subsidiary, Donnelly Vision Systems Europe Ltd., located in Manorhamilton, Ireland, a manufacturer of mirrors and mirror actuators. Under the terms of the agreement, Eaton has assumed control and responsibility for manufacturing the Company's actuator currently used for exterior mirrors on certain vehicles in Europe. The transaction was signed during the third quarter of 2001 and did not have a material impact on net income. Assets will be fully transferred by January 2003.

In June 2001, the Schott-Donnelly LLC Smart Glass Solutions ("Schott-Donnelly"), a 50-50 joint venture with Schott, a German based specialty glass producer, decided to liquidate. The liquidation is not expected to have a material effect on the Company's revenue or net income and is expected to be completed during the fourth quarter of 2001.

In February 2001, the Company acquired all of the outstanding common stock of Donnelly Electronics not then owned by the Company. See Note 2, "Investments In and Advances to Unconsolidated Affiliates", for further discussion and analysis.

RESULTS OF OPERATIONS

Comparison of the three- and nine-month periods ended September 29, 2001, and September 30, 2000

North American Operations ("NAO")

For the three- and nine-month periods ended September 29, 2001, NAO net sales decreased by 3.2%, and 2.9%, respectively, compared to the same periods in 2000. This corresponded to decreases in the North American car and light truck build of 10% and 12% for the three- and nine-month periods, respectively; NAO net sales decreased less than the overall market due to new programs launched in 2000.

NAO gross profit margins decreased 2.4% for the three-month period ended September 29, 2001, compared to the same period in the previous year. Yield issues on certain products and sales deterioration were offset by gains from plant improvement initiatives. Gross profit margins were down as well for the current nine-month period compared to the same period in 2000. The decrease in gross profit margin is due primarily to an irregular and reduced Original Equipment Manufacturer ("OEM") production schedules, higher launch costs associated with products, inability to offset unusually high customer price downs, and increases in contract manufacturing at lower margins partially offset by continued plant initiatives. The success of the Company in maintaining gross profit margins is dependent upon its ability to successfully launch newly booked business and to offset continued customer pricing pressures. In addition, the Company may experience changes in gross profit margins based on its mix of lower-margin and higher-margin products.

NAO operating margins were below previous year levels for both the three- and nine-month periods. Gross Profit for NAO was 14.8% and 16.3% for the three- and nine-month period, respectively, compared to 17.3% and 18.7%, for the same periods last year. Reduced gross profit margins combined with an overall increase in operating expenses (including continued research and development expenses due to the integration of Donnelly Electronics) and support of new programs, were primarily responsible for the declines. Selling, general and administrative expenses decreased for the three-month period ended September 29, 2001 due to the realization of benefits in conjunction with the continued focus on cost reduction in North America. The Company anticipates that its acquisition of Donnelly Electronics will continue to result in higher research and development expense both in absolute terms and as a percent of sales. However, in the future, the Company anticipates a favorable impact to both its operating and gross profit margins from this acquisition.

European Operations ("EO")

EO net sales increased by 18.5% and 6.3%, respectively, for the three- and nine-month period ended September 29, 2001, compared to the same periods in 2000. Stated in local currencies, EO net sales increased approximately 17.7% and 11.7% for the three- and nine-month periods ended September 29, 2001, respectively, compared to the same periods in 2000. The increase in net sales is primarily due to product launches begun in 2000 running at full production volumes in 2001, combined with a relatively stable car build in Western Europe compared to the prior year.

EO gross profit margins and operating income increased during the three-month period and were flat for the nine-month period ended September 29, 2001 compared to the same periods in 2000 due to improvements in operating results due to increased plant efficiencies and continued efforts to reduce costs.

Company

Net sales were $191.4 million and $638.7 for the three- and nine-month periods ended September 29, 2001, respectively, compared to $192.7 million and $657.6 in the same periods last year, remaining relatively flat for the three- month period and decreasing 2.9% for the nine-months. This decrease is due primarily to a general decline in the automotive industry. North American industry production declined 12% for the nine-month period; however; this decline was largely offset by stronger sales related to the ongoing benefits of new programs launched in 2000. European sales increased primarily due to the continuation of already initiated product launches, combined with a relatively stable car build in Western Europe compared to the prior year.

Gross profit margin was 12.6% and 14.8% for the three- and nine-month periods ended September 29, 2001, respectively, compared to 13.1% and 16.0%, for the same periods last year. Reduced gross profit margins are primarily the result of irregular and reduced "OEM" production schedules, yield issues and unfavorable product mix.

Selling, general and administrative expenses were $18.1 million and $59.2 million, or 9.5% and 9.3% of net sales, for the three- and nine-month periods ended September 29, 2001, compared to $18.6 million and $60.8 million, or 9.7% and 9.2% of net sales, for the same periods last year. These expenses decreased from the prior year, primarily beginning during the third quarter, due to cost reduction efforts in North America and Europe.

Research and development expenses increased from prior year levels. For the three- and nine-month periods ended September 29, 2001 research and development expenses were $10.4 million and $30.4 million, respectively, or 5.4% and 4.8% of net sales, compared to $9.3 million and $26.9 million, or 4.8% and 4.1% of net sales, for the comparable periods of 2000. The increase in current year expenses is attributable to the continued expenses related to the acquisition of Donnelly Electronics, continued support of new programs, including Electrochromic Mirrors and Camera Vision, as well as support of European initiatives.

Operating income (loss) was $(8.9) million and $0.5 million for the three- and nine-month periods ended September 29, 2001, compared to $(2.6) million and $17.7 million for the same periods last year. Operating income (loss) represented 0.1% of net sales for the nine months ended September 29, 2001, compared to 2.7% for the comparable period in the prior year. This decrease is due to reduced gross profit margins combined with increased research and development costs which were only partially offset by lower selling, general, and administrative expenses during the period.

Interest expense was $1.7 million and $5.5 million for the three- and nine-month periods ended September 29, 2001, compared to $2.1 million and $6.0 million for the same periods last year. The decrease for the three- and nine-month periods is the result of reduced levels of debt and lower interest rates.

Other (income), net was $(0.8) million and $(1.8) million for the three- and nine-month periods ended September 29, 2001, compared to $(1.0) million and $(2.7) million, respectively, for the comparable periods last year, primarily due to reduced interest income as a result of Donnelly Electronics consolidation in 2001. Calendar year 2000 benefited from one-time gains associated with government grants.

The Company's effective tax rate was approximately 35.1% and 79.7% for the three- and nine-month periods compared to 45.8% and 22.6% for the respective periods of 2000. The effective tax rate for the nine-month period ended September 29, 2001 results from near break-even performance along with the realization of certain tax credits and export sale tax benefits recognized for refunds on prior year amended filings.

Equity in (losses) of affiliated companies, net for the first nine-months of 2001 was $(0.4) million, an improvement of $1.4 million as compared to the first nine months of 2000. The improvements relate in part to the Company's acquisition of Donnelly Electronics (See Note 1), and its Brazilian joint venture, both of which are now consolidated. The Company's joint ventures in China continue to be profitable.

The Company is committed to improving shareholder value with a strategic plan focused on the following key areas: developing core automotive products, primarily by increasing dollar content per vehicle through the expansion of market share of existing products; introduction of new technologies and products and increasing volume through penetration into new and emerging markets; improving the overall operating performance of the Company's North American and European Operations; extending the Company's capabilities in value-added electronics technologies; and repositioning non-core businesses, as appropriate, through merger or divestiture.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the change in accounting methods and restated financial statements, discussed in Notes 1 and 10, did not have a material impact on the Company's liquidity or capital resource availability.

The Company's current ratio was 1.3 at September 29, 2001 and December 31, 2000. Working capital was $39.6 million at September 29, 2001, compared to $43.3 million at December 31, 2000. Increased current assets were more than offset by increased accrued liabilities due to the accrual of restructuring charges.

At September 29, 2001, and December 31, 2000, $35.8 million and $38.5 million, respectively, had been sold under the Company's accounts receivable securitization agreement. Proceeds received under this agreement are used to reduce revolving lines of credit. The sales are reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in December 2001, however it is renewable for one-year periods. The Company expects to extend the current agreement or replace it on comparable terms.

Capital expenditures for the nine months ended September 29, 2001, and September 30, 2000, were $22.1 million and $34.9 million, respectively, excluding funds expended for the acquisition of Donnelly Electronics. Capital spending was primarily to support new business, the ramp up of new electrochromic and electronic mirror products, information technology, the 2001, 1999 and 1997 European Restructuring and continuous improvement activities of the Company. Reduced capital spending is the result of continued efforts by management to improve profitability and cash flows.

In July 2001, the Company announced restructuring plans in Europe and North America intended to streamline operations, reduce overhead and improve profitability (See Note 4). The total cost of restructuring actions in the third quarter in 2001 is $2.9 million (at net income), primarily related to termination benefits for the 2001 European and North American plans. On-going annual savings from the combined plans is estimated at $7 - $10 million, primarily through reduced salaries, wages and benefits and reduced discretionary expenditures, partially offset by outsourcing costs. The Company announced previous restructuring plans in fiscal 1997 and 1999 to improve the overall profitability of EO (See Note 4). The reserve balance for these plans was $4.1 million at September 29, 2001.

The Company believes that its long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under existing credit facilities. The Company also considers equity offerings to properly manage the Company's total capitalization position. The Company considers, from time to time, new joint ventures, alliances, divestitures and acquisitions, the implementation of which could impact the liquidity and capital resource requirements of the Company. For the nine-month period ended September 29, 2001, the Company made $9.0 million of cash investments in and advances to affiliates.

The Company's $160 million multi-currency global revolving credit agreement had borrowings against it of $48.3 million and $77.1 million as of September 29, 2001, and December 31, 2000, respectively.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria under SFAS 141.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 29, 2001, the net carrying amount of goodwill and other intangible assets is $11.3 million. Amortization expense during the nine-

month period ended September 29, 2001 was $0.6 million. Currently, the Company is assessing but has not yet determined how adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

The Company implemented the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as described in Note 6. There have been no other recently issued accounting standards that are expected to have a material impact on the Company.

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

The Company created an internal, pan-European, cross-functional team, as well as internal teams at each operation affected by the change, to address operational implementation issues and investigate strategic opportunities due to the introduction of the euro. The Company has established action plans that are currently being implemented to address the euro's impact on information systems, currency exchange risk, taxation, contracts, competition and pricing. The Company anticipates benefiting from the introduction of the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe and increased efficiency in centralized European cash management. The Company has successfully completed conversion of its European operations from national currency to the euro. The change in functional currency proceeded as planned and was completed during the third quarter 2001.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1 - Summary of Significant Accounting Policies, in the Notes to the Combined Consolidated Financial Statements, which are included in Item 8 of the Form 10-K/A report for the year ended December 31, 2000. Additional information relating to financial instruments and debt is included in Note 9 - Financial Instruments and Note 7 - Debt and Other Financing Arrangements, which are also included in Item 8 of the Form 10-K/A report for the year ended December 31, 2000.

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

Selective foreign currency commitments and transaction exposures are partially hedged. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, it borrows in local currencies to reduce such exposure. The Company is also exposed to fluctuations in other currencies including Brazilian reals, Chinese renminbi, European euros, Irish punts, Japanese yen, Malaysian ringgit and Mexican pesos. The

Company is also exposed to potential costs associated with repatriation timing and risk from some of its foreign affiliates. The fair value of the foreign currency contracts outstanding has been immaterial each of the last two years.

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

See the Company's Form 10-K/A report for the year ended December 31, 2000; Item 7 (a), for quantitative and qualitative disclosures about market risk as of December 31, 2000. There have been no material changes in the nature of the market risk exposures facing the Company since December 31, 2000.

PART II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

On May 23, 2001, Schefenacker Vision Systems USA, Inc. ("Schefenacker") filed a lawsuit in St. Clair County Circuit Court of Michigan against the Company and two Company employees formerly employed by Schefenacker. Schefenacker seeks unspecified damages and injunctive relief and alleges misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contractual relations and unfair competition. An answer was filed on behalf of all defendants on September 27, 2001, in which the defendants denied all liability and asserted several affirmative defenses.

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
10.1

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

(b)   REPORTS ON FORM 8-K

The Registrant filed Form 8-K, dated August 20, 2001, in which the registrant disclosed, in Item 1, the restatement of historical financial statements to revise the accounting treatment of its investments in Donnelly Electronics Inc. ("Donnelly Electronics") and Donnelly Hohe Gmbh & Co. KG ("Hohe") and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
DONNELLY CORPORATION

Date: November 13, 2001	/s/ J. Dwane Baumgardner
J. Dwane Baumgardner
Chairman, Chief Executive
Officer and President

Date: November 13, 2001	/s/ Kevin L. Brown
Kevin L. Brown
Senior Vice President and Chief
Financial Officer