Form 10-K405
period 2001-12-31
DONNELLY CORP
filed 2002-03-28
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2001

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 , to

Commission File Number: 1-9716

DONNELLY CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of other jurisdiction of incorporation or organization)	38-0493110 (IRS Employer Identification No.)
49 West Third Street, Holland, Michigan (Address of principal executive offices)	49423-2813 (Zip Code)

Registrant’s telephone number, including area code: (616) 786-7000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.      X

The aggregate market value of voting stock held by non-affiliates of the registrant was $99,787,528 as of February 28, 2002.

Number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2002:
6,391,169 shares of Class A Common Stock par value, $.10 per share
4,098,314 shares of Class B Common Stock par value, $.10 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held May 17, 2002 are incorporated by reference into Part III of this report.

PART I.

As used in this Annual Report, the terms “we,” “us,” “our,” and “Donnelly” mean Donnelly Corporation and its subsidiaries, unless the context indicates another meaning.

ITEM 1.    BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of our management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which we operate, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of our significant customers including forced price reductions and de-contenting, (iv) market development of specific products, including electrochromic mirrors, (v) the success of our restructuring plans, (vi) fluctuations in foreign currencies and (vii) other risks and uncertainties. We do not intend to update these forward-looking statements.

ITEM 1 (a)    GENERAL DEVELOPMENT OF BUSINESS

Donnelly Corporation, incorporated in Michigan in 1936, is a global supplier to the automotive industry, primarily through manufacturing operations, and also through various joint ventures in North and South America, Europe and Asia. We primarily supply automotive customers around the world with rear vision systems, modular window systems, and handle products, which increasingly incorporate electronic capabilities. We believe that we are one of the largest exterior rearview mirror manufacturers in the world and have the largest market share in the U.S. for interior rearview prismatic mirrors. We also consider ourselves one of the largest manufacturers of modular window systems in North America.

Our growth strategy focuses on developing value-added features and technologies around our core products, including complete exterior mirrors, modular encapsulated windows, interior mirrors and door handles, and around newer products and technologies including electrochromic mirrors, and bonded hardware modular window systems.

We benefit from having a number of our products on strong selling vehicles in both North America and Europe such as:

• DaimlerChrysler 300M/Concorde/Intrepid/LHS	• BMW 5 Series
• DaimlerChrysler Caravan/Voyager/Town & Country	• Renault Laguna
• DaimlerChrysler Grand Cherokee	• Saab 9-5
• Ford Expedition/Navigator	• Volkswagen Golf/Polo/A4
• Ford F-Series	• Volkswagen Passat/B6
• Ford Taurus/Sable	• Volvo S60
• General Motors Trailblazer/Bravada/Envoy	• Volvo S80
• Honda Accord
• Honda Civic

Our net sales are subject to fluctuations in industry car and light truck build in North America and Europe. North American automotive production was particularly strong in 1999 and 2000, but was weaker and more volatile in 2001. Adjusted for car and light truck build at standard industry volumes, we anticipate that future sales will be consistent with historical growth levels. Future committed sales for exterior mirrors and interior mirror products with substantial value-added content, handle products and products with innovative electronic capabilities, are expected to provide the main growth for us in the foreseeable future. Many of these new programs have been launched beginning in 2000 and many more will be launching over the next 18 months. See Item 1 (b) “Financial Information About Segments” and Item 1 (c) “Narrative Description of Business” for a more thorough discussion about our product and market segmentation.

The continued penetration of our products in existing and new markets and our offerings of value-added innovative technologies are important elements of our strategy to improve our overall financial performance. Additionally, our continued success is dependent upon our ability to resist, offset and/or minimize our customers’ ongoing efforts to reduce their costs through price downs or elimination of value added features (“de-contenting”).

The market position of our core automotive products has been enhanced through operations in the emerging markets of Asia and South America. We participate in three joint ventures in China for the manufacture and sale of our automotive products into the Asian and Australian markets. We also participate in a joint venture in Malaysia for the manufacture of electrochromic cells for mirrors. In South America, we operate a facility for the manufacture and sale of interior, exterior and electrochromic mirror products into this market. These operations provide us with entries into key emerging automotive markets, which are expected to have a combined overall rate of increase in automotive production greater than the markets in North America and Europe. See Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Mergers, Joint Ventures and Sale of Investments” for additional information concerning our joint ventures.

During 2001, we changed to a global product based management structure divided into two main operating groups: Electronic Operations (“Electronics”) and Global Exterior Automotive Operations (“Exterior”). This organizational change was designed to position us to improve our performance in the global marketplace. Combined with this organizational change, we also undertook significant overhead reduction actions to streamline management hierarchy and realize efficiencies at both the corporate level and in the operating groups. See Notes 3 and 4 to the Combined Consolidated Financial Statements for further discussion.

We continue to follow a strategic plan designed to improve shareholder value by focusing on maximizing operating performance, particularly in Europe, and on continuing to develop products that capitalize on our capabilities in sensor and display technologies.

Broadening Electronics’ Opportunities

To broaden Electronics’ opportunities, we continue to develop products that capitalize on our capabilities in sensor and display technologies, while improving core-manufacturing efficiencies. New applications in electronics continue to play an increasing role in our future. As vehicles become more electronically sophisticated, auto manufacturers are looking for opportunities to package value-added features into new areas of the car. In response to this continued market development, in 1996 we invested in a new venture, Donnelly Electronics, Inc. (“Donnelly Electronics”), located in Holly, Michigan, which specializes in the design and manufacture of circuit board assemblies for a variety of electronic products and sub-assemblies. In February 2001, we acquired all of the outstanding stock of Donnelly Electronics that was not already owned by us. In 2000, we also opened an electronics manufacturing facility in Longford, Ireland. We believe that electronics represent a significant growth area for us, and we formed the Electronics operating group during 2001 to better focus and capitalize on these opportunities.

A key part of the Electronics group’s focus is to develop a broad range of electronic features for which the interior mirror is an optimal display location. For example, we developed our proprietary FastCal™ compass technology and other features such as remote keyless entry systems. In 2001, we produced more than two million interior mirrors containing one or more of the following features, which are often integrated on a printed circuit board manufactured by Donnelly Electronics: outside temperature display, compass, microphone, rain sensor, keyless entry and telematics.

Over the past two years, the General Motors’ OnStar® program has become a major platform for our added features mirrors. We integrate into the interior rearview mirror a communications and service actuation module that facilitates consumer interactions with the OnStar® service network. The majority of these mirrors, which may be either electrochromic or prismatic, also have added electrical features such as compass and outside temperature. During 2001, production of these mirrors increased to approximately 380,000 units and we expect significant increases during 2002, with the final OnStar® family of mirror products launching in 2004.

We are in the process of developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to replace interior and exterior mirror systems. Some initial products being developed as part of our strategy to be a technology leader in the market for automotive rear-vision systems have been included in our VideoMirror™ line of electronic vision systems for vehicles, which began shipping in 2001. These products utilize advanced image processing and display technology to give drivers better views of the interior and exterior of their vehicle. The VideoMirror™ system was recognized at the 2001 International Consumer Electronics Show (“CES”) as one of thirty “Best of CES” products.

To provide additional electrochromic capacity to accommodate anticipated growth, Electronics launched a key manufacturing facility in North America in 2001 for exterior electrochromic cell production. Additionally, Donnelly Electronics is expanding its production facility to support numerous products ranging from variable blower controls to pest control sensor devices.

Maximizing Exterior’s Operating Performance

Exterior manufactures modular window systems, door handles and exterior mirrors for the automotive market through both European and North American operations. Exterior’s strategy is to increase sales and maximize operating performance by continuing to provide new and innovative products and by improving manufacturing efficiencies, primarily in Europe. Our North American Exterior operations were nationally recognized by the Society of Automotive Engineers in 2000 as a model company in lean manufacturing practices. We have begun working to implement the same practices in our European operations.

Exterior intends to expand its market penetration through added features like lighting (Illuminator™), positioning memory, power fold and turn signal displays within our exterior mirror products and hardware bonding and single-sided encapsulation in our modular window systems. Exterior is also planning new product offerings such as FlushSurround™ glass and a PowerSlider™ pick-up truck window for the North American market.

We believe that electrochromic exterior mirrors will represent an increasing share of the rearview mirror market and present a significant growth opportunity for us.

On July 9, 2001, we announced restructuring initiatives in Europe and North America (“the 2001 plan”) to enhance the efficiency and profitability of our European Exterior operations through a combination of margin improvements and overhead reductions. We believe objectives of the 2001 plan will be achieved through the outsourcing of “non-core” operations, and efficiency improvements in our core operations. We expect to complete the plan in 2002. We anticipate that further restructuring actions may be appropriate in Europe and we continue to evaluate these operations. Additional costs will be recognized as specific actions are defined and approved. We have completed our 1999 and 1997 restructuring plans to improve the operating efficiency and profitability of our European Exterior operations. See Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Restructuring and Other Charges” and Note 4 to the Combined Consolidated Financial Statements for further discussion.

Due to economic and industry conditions, we announced additional actions during the fourth quarter of 2001 to aggressively reduce costs and improve profitability. These actions included the elimination of approximately 60 employees and 15 open or contract positions across North America and Europe, and the closing of our windows plant in Mt. Sterling, Kentucky which will result in the termination of approximately 120 employees and the moving of certain programs and related equipment to our operations in West Michigan.

As a result of our restructuring initiatives, we incurred total restructuring charges in 2001 of $7.9 million pre-tax, of which $6.2 million pre-tax, or $4.0 at net income, related specifically to Exterior operations. We expect to complete these actions during 2002.

Coinciding with these restructuring plans, in September of 2001 we finalized an agreement with Eaton Corporation, a diversified industrial manufacturer, to sell certain assets of our subsidiary, Donnelly Vision Systems Europe Ltd., located in Manorhamilton, Ireland, a manufacturer of mirrors and mirror actuators. Under the terms of the agreement, Eaton has assumed control and responsibility for manufacturing an actuator currently used for our exterior mirrors on certain vehicles in Europe. The transaction did not have a material impact on net income. We expect to benefit from this agreement by reduced overhead and the ability to consolidate certain manufacturing processes.

ITEM 1 (b)     FINANCIAL INFORMATION ABOUT SEGMENTS

We have been managed historically on a geographical basis. For 2000 and prior years, we had two reportable segments: North American Operations and European Operations. As discussed in Item 1(a) above, we changed to a new corporate organization structure in 2001. We believe that this organizational change will help position us to achieve even stronger performance with our products in the global marketplace. See Note 3 to the Combined Consolidated Financial Statements for additional information regarding our operating segments.

ITEM 1 (c)    NARRATIVE DESCRIPTION OF BUSINESS

FISCAL YEAR

Effective July 4, 1999 we changed the date of our fiscal year end from the Saturday nearest June 30, to December 31. See Note 1 to the Combined Consolidated Financial Statements for further discussion.

PRODUCTS, SERVICES, MARKETS, AND METHODS OF DISTRIBUTION

We began producing prismatic day/night mirror glass in 1939, and today have a strong global presence offering a wide range of products including integrated electrochromic mirrors, electronic mirror systems, engineered window systems, child safety systems and electronic sensors. See Note 3 to the Combined Consolidated Financial Statements for further detail on sales to external customers by major product line.

Electronics

Electrochromic Mirrors. We market, sell, manufacture and distribute electrochromic day/night automotive mirror systems, which are electrically dimmable to reduce the glare from the headlights of other vehicles approaching from the rear. Electrochromic rearview mirrors are a valued-added substitute for traditional prismatic interior mirrors, and flat and convex exterior mirrors and are sold for a higher dollar price. We believe that electrochromic rearview mirrors represented approximately 26% and 11% of all the North American and European markets, respectively, for the 2001 model year. The market for electrochromic mirrors continues to grow and in 2001 electrochromic mirrors were offered on approximately 70 vehicle models in North America, compared to only approximately 20 models in 1991. We launched several high volume interior electrochromic programs, which we believe will significantly increase our market share. In 2001, our electrochromic mirror shipments more than tripled from 2000. We believe that electrochromic mirrors will represent an increasing share of the rearview mirror market, both in terms of number of units and dollar volume, and represent a significant growth area for us.

We produce our electrochromic mirrors for Ford, Volkswagen, Audi, BMW, PSA, DaimlerChrysler, General Motors, Volvo, Renault, Honda, Subaru, Mitsubishi, Porsche, Jaguar and Daewoo. These purchase agreements illustrate our position as a strong player in a global market for electrochromic mirrors that we expect to grow to $1 billion or greater. We believe we are the only exterior mirror manufacturer that is vertically integrated with full exterior electrochromic cell manufacturing capability. During 2001, we have significantly increased our production of electrochromic mirrors, we believe to over 20% of the worldwide market. During 2001, we shipped over two million units, and anticipate sales of over three million units in 2002.

We continue to develop new and more advanced electrochromic technologies for the automotive marketplace. In late 1999, we introduced our SPM™ technology to produce electrochromic automatic-dimming rearview mirrors that we believe are more durable than competing products available on the market. Over time, we expect that most or all of our electrochromic mirror products will be based on SPM™ technology. We first delivered electrochromic mirrors using our SPM™ technology for vehicles in North America and Europe in 2000.

Interior Rearview Mirrors. We have a predominant share of the U.S. market for interior rearview prismatic mirrors and in 2001 sold approximately 27 million complete units and prism mirror elements worldwide. The interior rearview mirror product line ranges from the basic day/night flip mirror to rear-vision systems that incorporate a variety of sophisticated electronic features into complex modular interior rearview mirror assemblies. We continue to design and market innovative value-added features integrated into the rearview mirror such as lights, electronic compasses, temperature and other display technologies. Sales of prismatic mirrors with added features increased significantly in 2001 in both North America and Europe.

In November 1999, we announced a major new order in which we would package and integrate advanced electronic features into interior rearview mirrors to support General Motors’ OnStar® family of mirrors. We began shipping product on this order in mid-2000 with the electronic content included in a mix of prismatic and electrochromic mirrors. Both types of mirrors include additional electronic features such as compass and temperature displays and precision interior map lighting. During 2001, production of OnStar® mirrors increased to approximately 380,000 units. We expect production to continue increasing significantly during 2002 with the final OnStar® family of mirror products launching in 2004.

Camera Vision. We are developing electronic vision systems for vehicles that make use of advanced sensors and video microchip technology to replace or enhance interior and exterior mirror systems. Some initial products from this range are being developed as part of our strategy to be a leader in the market for automotive rear-vision systems. We have also begun shipping our VideoMirror™ line of electronic vision systems for vehicles that use advanced image processing and display technology to give drivers better views of their vehicles’ interiors and exteriors. The two principal products being marketed within the VideoMirror™ line are BabyVue™ and ReversAid™. BabyVue™ is an in-cabin camera vision system, which allows the driver a view of reverse-facing infants. ReversAid™ is an exterior camera vision system, which uses a discreet camera mounted on the rear of the vehicle to provide an enhanced view of what is behind the vehicle when it is in reverse. The ReversAid™ system can also be modified to become TowChek™ to assist drivers backing up to hitch without the assistance of a second person. Both of the systems are being marketed online at www.donnelly.com.

Our sophisticated PanoramicVision™ camera system debuted on the General Motors’ 2000 Precept concept vehicle and was featured on the Renault Talisman concept car displayed at the International Motor Show in Frankfurt, Germany in September 2001. This product represents our most technologically advanced automotive rear-vision product.

Other Electronic Products. We have developed an automatic trunk release system called SmartRelease™, which uses advanced electronic sensors to detect heat and motion and opens the trunk if a person is trapped inside. The electronic sensors used in SmartRelease™ require very little movement on the part of a person trapped in a trunk to activate.

The National Highway Traffic Safety Administration issued a ruling, effective September 1, 2001, that all vehicles with trunks must be equipped with a trunk release. Automakers have installed manual release mechanisms in all new vehicles with trunks to meet this requirement. Donnelly is the only company to develop a release that works automatically, and we have added a manual release button to the original design, giving SmartRelease™ both automatic and manual release features.

Studies show that young children who become trapped may not understand the need to pull on a handle to activate a manual release. As few as 25% of four-year-olds and only 6% of three-year-olds would actually pull on a handle to release themselves from a trunk. SmartRelease™ works to release the trunk automatically without requiring the child to pull a handle.

The current version of SmartRelease™ was developed specifically for OEM installation. A signal is processed in whatever manner the particular vehicle manufacturer decides is appropriate to open the trunk. We are also working on an after-market version of SmartRelease™ with a goal of introducing it into the marketplace by the end of 2002.

General Motors had planned to implement TrapAlert™, which uses SmartRelease™ technology; however, the purchase order was recently cancelled by General Motors. We believe there is a need for an automatic trunk release, and that in the future automakers and consumers may demand an automatic trunk release as manual releases are proven ineffective.

Non-Automotive Businesses. We believe Information Products, Inc. (“Information Products”), our subsidiary based in Holland, Michigan, is the world’s largest producer of specialty coated and bent glass for the computer touch screen industry. The glass is used in a wide variety of touch screen applications such as information kiosks, cash registers, industrial controls, personalized greeting card kiosks and others. Information Products’ sales have represented less than 3% of our total net sales for each of the last three years.

In 2001, we received orders for new electronic pest sensors, which should significantly increase sales of non-automotive electronics. We believe sales for the new electronic sensors will continue to grow significantly due to increasing customer interest.

Exterior

Modular Windows. We pioneered and today are a leading supplier of modular windows. Modular windows, which have increased in popularity since their introduction, are produced by molding glass, hardware, weather stripping and other components into a single unit assembly and can be used for automotive windows and sunroofs. We believe our modular windows offer improved quality and aerodynamics, greater design flexibility and lower production costs for automakers than conventional automotive windows. We believe that our technology and manufacturing capabilities, including two component single sided bonding, provide a significant competitive advantage in the market for higher value added window products.

Our modular window assemblies are used for rear and lift-gate windows, quarter windows, aperture windows, fixed vent windows, roll-up windows, sunroofs and windshields. We produce modular windows for DaimlerChrysler, Ford, General Motors, Honda, Isuzu and Toyota in North America and DaimlerChrysler and Isuzu in Europe. Our modular windows are used on many popular vehicles such as the DaimlerChrysler Caravan/Voyager minivan, the Jeep Grand Cherokee, the Ford Expedition, the Ford Taurus/Sable and the new generation of compact SUVs just launched by General Motors.

We are in the final stages of validating a new innovation in modular window systems. We believe that the FlushSurround™ window system will help expand market opportunities by substantially reducing costs at the manufacturer, while providing an aerodynamic, more fuel efficient and more aesthetically pleasing window system.

The successful development of both horizontal and vertical PowerSlider™ window applications, which are electromechanical rear-vented windows for pick-up trucks in North America, is another technological advance and opens new pathways for us. We believe that PowerSlider™ is a new innovation that has significant potential as a customer driven feature for a growing industry segment.

Exterior Rearview Mirrors. We are one of the largest exterior rearview mirror manufacturers in the world and consider ourselves a technology and manufacturing leader. We have booked significant new orders in recent years and anticipate that exterior mirrors will be a growth area for us. We have launched several high-volume, highly contented mirror programs, which include such features as the Illuminator™, auxiliary turn signals, position memory, power-fold and exterior electrochromic mirrors.

We believe that our strong presence in the automotive markets of North America and Europe are augmented by our manufacturing locations in the emerging markets of South America and Asia. We believe that a global presence in product development, sales, marketing, manufacturing and distribution provides a strong competitive advantage. We supply exterior rearview mirror assemblies primarily to Honda, Ford, General Motors and Mazda in the United States and to BMW, Volkswagen, Renault, Audi and Ford in Europe. We also supply exterior rearview mirror systems to automakers throughout China through our Chinese joint ventures, which are the two largest producers of exterior rearview mirrors in China, and in South America through our subsidiary in Brazil.

Exterior rearview mirrors are combined with automatic or manual adjusting mechanisms, wire harnesses and other hardware within an injection-molded, color-matched housing and are more complex than base interior rearview mirrors. The average per vehicle sales price of exterior mirrors substantially exceeds that of interior rearview mirrors due to the greater complexity of exterior rearview mirrors and the fact that almost all new vehicles are equipped with two exterior rearview mirrors.

Handle Products. We produce a wide variety of interior and exterior door and lift-gate handle products for Ford, General Motors, Honda, Mazda, Nissan and Porsche. We supply various types of handle products including plastic, diecast and chrome-plated door handles as well as products with value-added electronic features. Handle products are synergistic to our complete exterior rearview mirror product line, and are marketed by combining our capabilities in design, painting and added features, such as electronics for both product lines. We were contracted to supply and design a “passive entry” door handle for a future luxury vehicle, which involves a sophisticated system to detect and identify the owner of a vehicle as the owner approaches and automatically unlocks the door. These products indicate a growing sophistication in the door closure market and represent increased growth opportunities. During 2002, a new door handle product will be launched on one of the highest selling vehicles in North America. We believe that the market for all types of electronic door closure mechanisms will increase over the next decade.

OTHER SEGMENTS

To accomplish our global market penetration goals, we have invested in and formed various joint ventures and affiliates in Asia and Brazil. These operations augment our growth objectives by providing additional international presence in both sales and operations. See Note 2 to the Combined Consolidated Financial Statements for further details regarding ownership structures and related investments in these joint ventures and other affiliated entities.

SALES AND MARKETING

We market our automotive products by combining our engineering expertise with a customer focused sales force. The sales force in turn works together with our customer design teams early in the design process. Our wholly owned European subsidiaries employ a sales force located in Europe and also sell through a trading company in Japan. Nearly all automotive sales are made directly to automakers, with the exception of some interior and exterior mirror glass components.

We market our non-automotive products through sales individuals who also work closely with our engineers. We work in teams with potential customers to develop new applications for electronic and information display products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Our primary raw materials are glass, paints, resins and adhesives. The primary raw materials for certain Electronics operations also include semi-conductors, circuit boards, passive electronic components, rhodium and indium tin oxide. Glass is supplied by both independent and OEM glass manufacturers. Primarily four suppliers within each product line supply the paints and resins that we use; however, alternative suppliers are available. Semi-conductors, circuit boards, passive electronic components and indium tin oxide are all obtained from one or more suppliers with numerous alternatives available. Generally, we have multiple sources of supply for important materials and components used in our products. Rhodium is currently supplied exclusively by Engelhard Corporation, although limited smaller suppliers do exist. Certain adhesives for Exterior’s flush window systems are supplied solely by Essex Specialty Products, Inc., without an alternative source of supply readily available. Because of the commodity nature of common materials such as glass, rhodium, indium tin oxide, and plastics, we are somewhat vulnerable to price fluctuations in many of our material purchases.

PATENTS, LICENSES, ETC

While we own approximately 500 enforceable patents and consider them important, as a whole, we are not dependent to any material extent upon any single patent or group of patents. Our manufacturing know-how, design of our own manufacturing equipment and development of manufacturing processes are more substantial to our business than our patents. We have licensed certain of our patents and technology to third parties, and have acquired licensing rights under certain third-party patents and technology.

SEASONAL NATURE OF BUSINESS

Our net sales and net income are subject to significant fluctuations attributable primarily to production schedules of our major automotive customers. In addition, we have strong product content on light trucks, including minivans and SUVs, as compared to automobiles. These factors cause results to fluctuate from period to period and year to year.

WORKING CAPITAL

Our current ratio was 1.4 on December 31, 2001, compared to 1.3 at December 31, 2000. Working capital was $41.6 million at December 31, 2001, compared to $43.3 million at December 31, 2000. Reductions in accounts receivable and accounts payable represented the most significant changes in working capital components year over year. Accounts receivable at December 31, 2001 were reduced from the prior year primarily due to accelerated payment programs recently put into effect with certain large customers and improved collection processing compared to slower payments experienced at the end of 2000. Accounts payable were down due to reduced capital spending and price downs applied to suppliers. Operating cash flows improved from the prior year due to these improved working capital results, and increased depreciation and un-funded restructuring charges.

At December 31, 2001, we had sold $35.8 million under our accounts receivable securitization agreement compared to $38.5 million at December 31, 2000. Proceeds received under this agreement were used to reduce revolving lines of credit. The sales of these receivables are reflected as a reduction of accounts receivable and an increase to operating cash flows.

Capital expenditures were $28.9 million in 2001 compared to $43.3 million in 2000. Capital spending primarily supported new business orders, the implementation of new manufacturing, distribution and administrative information systems, and our continuous improvement activities. The reduction in capital expenditures from prior year levels is attributable to tighter management control as part of the restructuring actions. Capital spending in 2002 is expected to be around $35 million and our intention is to keep capital spending approximately equal to annual depreciation.

Our various borrowings are subject to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At December 31, 2001, we were in compliance with all related covenants. Failure to comply with any of the debt covenants could adversely affect our liquidity and ability to meet capital resource needs. Currently, we do not anticipate circumstances that would cause a debt covenant issue to arise.

IMPORTANCE OF LIMITED NUMBER OF CUSTOMERS

In 2001, approximately 73% of our net sales were to the following major automobile manufacturers:

Ford	23%
DaimlerChrysler	14
General Motors	12
Honda	7
Volkswagon	6
BMW	6
Volvo	5

Total	73%

The mix of our product content varies by customer within each segment. The loss of any one of these customers could have a materially adverse effect on us.

BACKLOG OF ORDERS

Our backlog of orders was approximately $267 million as of December 31, 2001, compared to $204 million as of December 31, 2000. We believe that all of our existing backlog will be delivered during the current fiscal year. We generally sell to automakers on the basis of long-term purchase contracts or one-year purchase orders, which generally provide for releases for approximately 30 to 90 days of production. Our backlog consists of unshipped products under these releases and short-term purchase orders.

GOVERNMENT CONTRACTS

We do not believe that any of our business is subject to re-negotiation of profits or termination of contracts or sub-contracts at the election of the U.S. government.

COMPETITION

Our automotive products compete based primarily on innovative technology, design expertise, quality and pricing. Our competition is comprised primarily of automotive part suppliers which themselves produce or have the capabilities to produce many of the products we currently supply. The level and nature of competition involving our automotive products vary from one product line to another.

Electronics

Interior Rearview Mirrors. While we have a predominant share of the U.S. interior rearview prismatic mirror market, there are many competitors in this market around the globe. We are aware of only one principal competitor in North America within the electrochromic market, Gentex Corporation, but our confidence in our product’s competitiveness is demonstrated by our increasing market share. Several worldwide competitors for interior mirror glass sales exist in Japan and Europe; however, we believe that these competitors have a smaller worldwide market share than we have.

Exterior

Modular Windows. Many competitors exist in the worldwide modular window market. Some are major automotive glass manufacturers or are closely associated with automobile or glass manufacturers. Glass manufacturers integrating further into glass molding production would result in significant competition due to their size and the increasing tendency of OEM’s to purchase window systems from glass manufacturers. However, we believe that our leading technology for glass encapsulation and metal bonding of attachments to glass should allow us to successfully compete should such competition materialize.

Exterior Rearview Mirrors. We have many competitors in the worldwide exterior rearview mirror market, although the number of these has begun to decrease in recent years due to consolidation. We continue to be one of the leading producers of automotive exterior rearview mirrors in North American and Europe.

Handle Products. We have many competitors in the worldwide door handle market, although recently there has been some consolidation resulting in fewer competitors. Certain competitors supply (or are well positioned to supply in the future) broader interior trim and exterior ornamentation, often working in concert with door systems integrators. We will continue to use handle products and exterior mirrors to leverage capacity and to strategically support each other through the sale of coordinated “door sets”. Additionally, we will use our electronics design, development and manufacturing capability to create competitive advantages, wherever possible, in the growing electronic door closure mechanisms market, an area in which few competitors have yet emerged.

Other Products

Based on available information, we believe that we are the world’s leading producer of coated bent glass for the CRT-based electronic display and interactive systems market. Donnelly Electronics competes with numerous electronics manufacturers for automotive and non-automotive products. Additionally, we supply a number of small-volume, non-automotive products in Europe. However, we are not a market leader for any of these non-automotive products.

RESEARCH AND DEVELOPMENT

Continued emphasis on effective research and product development is a key part of our strategy for future growth. Our research and development expenditures were $39.2 million and $35.2 million for the years ended December 31, 2001 and 2000 respectively. We anticipate that our technological and product development expertise will enable us to provide sophisticated integrated modules and systems, responding to the increasing responsibilities being imposed on automotive suppliers.

More than 80% of our research and development expenditures are product specific and are conducted by our product engineers. We have a corporate applied research group, including several PhD’s, located at research facilities in Holland, Michigan. While we are involved in numerous research and development projects, none of which are individually material from a financial cost or investment perspective, we believe that our intellectual property is a competitive advantage. Our technology and the numerous U.S. and foreign patents we own or have access to through licenses demonstrate this intellectual property. We also license certain of our own patents and technology to others. We believe our manufacturing know-how, design of our own manufacturing equipment and development of manufacturing processes are other important competitive advantages.

ENVIRONMENTAL MATTERS

As is common to the industry, our operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations. Such laws include those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, as well as the remediation of contaminated soil and groundwater and the health and safety of employees (collectively, “Environmental Laws”). As a result, the nature of our operations exposes us to the risk of claims with respect to such matters and there can be no assurances that material costs or liabilities will not be incurred in connection with such claims.

Certain environmental laws regulate air emissions, water discharges, hazardous materials and wastes and require public disclosure related to the use of various hazardous or toxic materials. Environmental Laws relating to workplace safety and worker health also govern our operations. Compliance with Environmental Laws may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements.

Based upon our experience to date, we anticipate that the future cost of compliance with existing environmental laws and liability for known environmental claims pursuant to such environmental laws will not have a material adverse effect on our financial position or results of operations and cash flows. However, new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement of policies by regulatory authorities, could give rise to additional expenditures or liabilities that could be material.

HUMAN RESOURCES

We believe our human resources are one of our fundamental strengths. We have operated for more than 50 years under a team-based, participative management system. This approach has increased productivity by emphasizing employee opportunity and participation aimed at continuous improvement. This emphasis has resulted in enhanced long-term productivity, cost control and product quality, while helping us attract and retain experienced employees. We have been nationally recognized as a leader in the application of participative management principles and systems. We currently have more than 6,000 employees worldwide, of whom approximately 3,000 work in our North American operations in the U.S. and Mexico. We have a good relationship with our employees. Our non-North American employees are primarily located in Germany, Ireland, France, Spain, Brazil and Malaysia.

Our workforces in the United States, Spain and Malaysia are non-union. Our workforces in Ireland, Mexico and France are unionized, as are the workforces of most companies in these countries. Our workforce in Germany is represented by a works council, which has employee representation, as is required in Germany. We have no collective bargaining agreements in Ireland or Mexico, where non-economic terms of employment are governed by statute. We negotiate wage and benefits approximately annually with our German, Spanish and Irish workforces. In 1999, we completed re-negotiation of a labor contract covering the majority of our German workforce that is effective through 2003. This labor contract allows for greater work flexibility rules, broader productivity guidelines and a delay in certain wage increases until certain profitability targets are accomplished. We negotiate wages approximately annually and benefits approximately bi-annually with our workforce in Mexico. Our French subsidiary is subject to the salary schedule and conditions collectively agreed to on a national and regional basis between employers and employees in the plastics industry. We are currently reducing our North American and European workforces as part of our restructuring plans. See Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Restructuring and Other Charges” and Note 4 to the Combined Consolidated Financial Statements for further discussion.

ITEM 1 (d)    INFORMATION ABOUT FOREIGN OPERATIONS

During 2001, approximately 33% of combined consolidated net sales were derived from our foreign operations. Approximately 12% of combined consolidated net sales were derived from export shipments from our United States operations to customers in foreign countries. We have also licensed certain technologies to companies in Europe and Asia to manufacture and sell in foreign markets using our technology.

North American sales result from products manufactured in the United States and are classified as either U.S. or export sales according to customer shipment location. Foreign revenues are generated from sales originating from our foreign operations located in Germany, Ireland, Spain, France, Mexico, Brazil and Malaysia.

We have focused on the Asian and the South American markets as the top two emerging market priorities. To support this, various non-controlled joint ventures in Asia have been formed and a wholly owned subsidiary has been established in Brazil. See Note 2 to the Combined Consolidated Financial Statements for further explanation. A summary of our operations by geographic area is included in Note 3 to the Combined Consolidated Financial Statements.

ITEM 2.    PROPERTIES

Solely or through several joint ventures, we own or lease facilities which are located throughout North America, Europe, Asia and South America. We believe our facilities are modern, well maintained and adequately insured and are primarily utilized. We are continually evaluating the need for additional office, manufacturing and warehouse space. The location, square footage and use of the most significant facilities at December 31, 2001, are listed below. If multiple facilities are included under a single location, the number of facilities is listed in parenthesis. All properties are owned unless otherwise specified.

Location of Facility	Combined Square Footage	Use
Electronics:
Holland, Michigan (4)*	402,000	Manufacturing, Warehouse and Office
Holly, Michigan * (a)	35,000	Manufacturing, Warehouse and Office
Naas, Ireland	88,000	Manufacturing, Warehouse and Office
Longford, Ireland*	37,000	Manufacturing, Warehouse and Office
Penang, Malaysia **	72,000	Manufacturing, Warehouse and Office

Exterior:
Holland, Michigan (2)*	310,000	Manufacturing, Warehouse and Office
Grand Haven, Michigan	150,000	Manufacturing, Warehouse and Office
Newaygo, Michigan*	177,000	Manufacturing, Warehouse and Office
Norton Shores, Michigan*	24,000	Manufacturing and Office
Mt. Sterling, Kentucky	38,000	Manufacturing, Warehouse and Office
Monterrey, Mexico	132,000	Manufacturing, Warehouse and Office
Manorhamilton, Ireland	25,000	Manufacturing, Warehouse and Office
Langres, France*	40,000	Manufacturing, Warehouse and Office
Nanterre, France*	2,000	Sales and Marketing Office
Collenberg, Germany (2)*	228,000	Manufacturing, Warehouse and Office
Dorfprozelten, Germany*	357,000	Manufacturing, Warehouse and Office
Schleiz, Germany (2)*	95,000	Manufacturing, Warehouse and Office
Barcelona, Spain	66,000	Manufacturing, Warehouse and Office
Palmela, Portugal	62,000	Warehouse and Office
Göteborg, Sweden *	3,100	Sales, Marketing and Design Office

Other Segments:
São Bernardo do Compo, Brazil	15,000	Manufacturing and Office
Shunde, China **	82,000	Manufacturing, Warehouse and Office
Shanghai, China (3)**	120,000	Manufacturing, Warehouse and Office
Yantai, China**	143,000	Manufacturing, Warehouse and Office
Tucson, Arizona (2)**	11,000	Manufacturing, Warehouse and Office

Corporate:
Holland, Michigan (3)*	124,000	Warehouse and Office
Detroit, Michigan*	4,200	Sales and Marketing Office
Tokyo, Japan *	200	Sales and Marketing Office

*
Leased facilities. Six of the nine Holland, Michigan, facilities are leased. One of the two Collenberg, Germany, as well as one of the two Schleiz, Germany, facilities are leased. We provide a guarantee for $7.0 million in municipal funding for our leased manufacturing facility in Newaygo, Michigan.

**	Includes facilities owned or leased by our various joint ventures or non-controlled affiliate.

(a)	Holly location is presently adding 33,000 square feet of manufacturing to be completed by April 2002.

As of December 31, 2001, we had capital expenditure purchase commitments outstanding of approximately $4.4 million.

ITEM 3.    LEGAL PROCEEDINGS

On May 23, 2001, Schefenacker Vision Systems USA, Inc. (“Schefenacker”) filed a lawsuit in St. Clair County Circuit Court of Michigan against us and two of our employees formerly employed by Schefenacker. Schefenacker seeks unspecified damages and injunctive relief and alleges misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contractual relations and unfair competition. An answer was filed on behalf of all defendants, in which we and the other defendants denied all liability and asserted several affirmative defenses.

On October 5, 2000, we filed a complaint against Reitter & Schefenacker USA Limited Partnership and Reitter & Schefenacker GmbH Co., KG in the U.S. District Court for the Western District of Michigan. The complaint alleges that the defendants have infringed three of our patents relating to interior rearview mirror assemblies incorporating lighting features. The complaint seeks unspecified damages and an injunction against further infringement. Defendant Reitter & Schefenacker USA Limited Partnership has filed an answer denying infringement and alleging that the patents at issue are invalid and/or unenforceable. Defendant Reitter & Schefenacker GmbH & Co., KG has not yet filed an answer but has stated that it intends to assert that it is not subject to the jurisdiction of the court.

We and our subsidiaries are involved in certain other legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. Although we maintain accruals for such claims when warranted, there can be no assurance that such accruals will continue to be adequate or necessary. We believe that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on our financial position, results of operations and liquidity, individually and in the aggregate.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

ADDITIONAL ITEM—EXECUTIVE OFFICERS OF THE REGISTRANT

Our Senior Corporate and Executive Officers as of December 31, 2001 are as follows:

Name	Age	Positions and Offices Held	Year First Elected Executive Officer

J. Dwane Baumgardner, Ph.D.	61	Director, Chairman, CEO and President	1978
Kevin L. Brown	41	Sr. Vice President, CFO and Chief Accounting Officer	2001
Steven D. Crandall	49	Sr. Vice President, Human Resources	2001
John F. Donnelly Jr.	49	Sr. Vice President, Sales and Marketing	1986
Niall R. Lynam, Ph.D.	48	Sr. Vice President, Technology and CTO	1992
Timothy L. Oglesby	44	CIO and Vice President, Quality Systems	1998
Chad D. Quist	39	President, Information Products, Inc.	1997
Russell B. Scaffede	52	Sr. Vice President, Automotive Systems Group	1995
David Taylor	54	President, Donnelly Electronics, Inc.	2001

John F. Donnelly Jr. is a descendant of Bernard P. Donnelly Sr., our founder, and is the brother of Joan E. Donnelly, a director. B. Patrick Donnelly, III, Joan E. Donnelly, Thomas E. Leonard, Gerald T. McNeive Jr. and

Rudolph B. Pruden, all directors, are descendants of, or are married to, descendants of Bernard P. Donnelly. There are no other family relationships between or among the above-named executive officers. Other than standard employment related agreements, there are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Dwane Baumgardner has been Chief Executive Officer and a director since 1982, Chairman of the Board since 1986 and President since 1994. Kevin L. Brown joined us as Senior Vice President and Chief Financial Officer in April 2001. In May 2001 he was also appointed Chief Accounting Officer. Prior to joining us, Brown worked for Ford Motor Company where he was Controller, F-Series and Expedition beginning in February 2000, Controller, Restructuring and Manufacturing beginning in March 1999, and Finance Director of AutoEuropa, a Ford joint venture, beginning in July 1997. Steven D. Crandall joined us in April 2001 as Senior Vice President of Human Resources. Previously he was Senior Vice President and Director of Human Resources at Old Kent Financial Corporation since February 1996. John F. Donnelly Jr. was elected Senior Vice President of Sales and Marketing in August 2001. Previously he was Chief Operating Officer of our European Operations from September 1998 through July 2001 and Senior Vice President from 1993 through August 1998. Niall R. Lynam was elected Senior Vice President and Chief Technical Officer in 1996. Timothy L. Oglesby joined us in September 1998 as Vice President and Chief Information Officer. In October 2001 he accepted the additional responsibilities of managing our Quality Systems department. Prior to joining the Company, he was Chief Information Officer of Vendor Financial Services, a division of General Electric Capital Services from 1995 through August 1998. Chad D. Quist has been President of Information Products, a wholly owned subsidiary, since June 1997. In addition he served as Vice President and General Manager of Electrochromic and Inside Mirror Products from August 1999 through December 2000. Russell B. Scaffede was elected Senior Vice President, Automotive Systems Group in October 2001. Previously he was Group President-Exterior Systems since December 2000, Senior Vice President since April 1998 and Vice President since October 1995. David Taylor is President of Donnelly Electronics, a wholly owned subsidiary, which Taylor founded in 1997. He joined us when Donnelly Electronics was purchased in February 2001.

Officers are elected by the Board of Directors.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY
HOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol “DON.” Market quotations regarding the range of high and low sales prices of our common stock were as follows:

Year ended December 31, 2001

Fiscal Quarter	High	Low	Dividends Declared

First	$14.45	$12.55	$.10
Second	14.45	13.06	.10
Third	16.20	13.61	.10
Fourth	14.15	12.80	.10

Year ended December 31, 2000

Fiscal Quarter	High	Low	Dividends Declared

First	$14.19	$11.75	$.10
Second	15.00	11.75	.10
Third	15.90	12.25	.10
Fourth	15.25	11.55	.10

As of February 28, 2002, we had approximately 730 and 120 holders of record of shares of Class A and Class B Common Stock respectively.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data has been derived from our Combined Consolidated Financial Statements, which have been audited by BDO Seidman, LLP, our independent auditors. The data should be read in conjunction with the Combined Consolidated Financial Statements and related notes thereto and with, Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

				Fiscal Years
In thousands, except per share data	2001	2000	Six Months Ended December 31, 1999	1999	1998	1997

Net sales	$847,927	$857,479	$421,641	$904,969	$763,311	$671,297
Income before taxes on income	3,858	21,581	26,486	8,990	18,615	11,553
Net income	2,584	11,123	15,296	4,989	11,577	7,429
Net income per common share— Basic	0.25	1.09	1.51	0.49	1.16	0.75
Net income per common share— Diluted	0.25	1.09	1.50	0.49	1.15	0.75
Dividends declared per common share	0.40	0.40	0.20	0.40	0.40	0.36
Total assets	373,642	424,869	401,822	373,414	365,915	350,231
Debt including current maturities	93,967	132,698	107,477	92,215	123,761	122,901
Preferred stock	531	531	531	531	531	531
Shareholders’ equity (total)	112,358	115,498	110,972	98,586	99,140	91,117
Restructuring and other charges (credit)	6,433	(3,796)	—	8,777	3,468	9,965

Reference Notes

All periods are calendar years unless otherwise noted.

2001
Includes a restructuring charge of $7.9 million, or $5.1 million net of tax, and a gain of $1.5 million, or $0.9 million net of tax relating to reversals of previous restructuring charges.

2000
Includes a charge of $3.4 million at net income due to a write down of German deferred tax assets, a gain of $3.8 million pre-tax, or $1.6 million net of tax relating to reversals of previous restructuring charges, and a gain of $0.4 million or $0.2 million after-tax relating to our divestiture of interest in KAM Truck Components, Inc

Six Month Transition Period 1999
Includes a pre-tax gain of $18.5 million on sale of an equity investment and cumulative effect of change in accounting principle net charge of $1.0 million.

1999
Includes a European pre-tax restructuring charge of $8.8 million, a pre-tax gain of $5.5 million of an equity investment and a pre-tax gain of $2.0 million on the formation of a joint venture.

1998
Includes a pre-tax non-recurring charge of $3.5 million and a pre-tax gain of $4.6 million on a sale of an equity investment.

1997
Includes a European pre-tax restructuring charge of $10.00 million.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

OVERVIEW

We are a global supplier to the automotive industry, primarily through manufacturing operations, and also through various joint ventures in North and South America, Europe and Asia. We primarily supply automotive manufacturers around the world with interior and exterior vision systems, modular window systems and door closure systems.

During the fourth quarter of 2001, we changed to a new corporate organizational structure. We were previously managed primarily on a geographical basis. We now operate under a global approach with two reportable segments: Electronic Operations (“Electronics”) and Global Exterior Automotive Operations (“Exterior”). The reportable segments are strategic business units that are managed separately based on the nature of the products and the technologies and manufacturing processes involved. The Electronics segment primarily produces interior rearview mirrors, electrochromic mirror cells, camera vision products, specialty-coated glass and various electronic modules for both automotive and non-automotive industries. The Exterior segment primarily produces modular windows, exterior rearview mirrors and door handles for the automotive industry. As part of the new structure, we changed the way in which we allocate corporate expenses to the various segments. Due to these changes, data for all prior periods has been restated to conform to the current segment definitions and allocation methods.

Our net sales and net income are subject to significant fluctuations attributable primarily to production schedules of our major automotive customers. Investment in new product lines, acquisitions, and the formation and disposition of subsidiaries, joint ventures and alliances also affect the comparability of results on a period-to-period basis. Additionally, our continued success is dependent upon our ability to resist, offset or minimize our customers’ ongoing efforts to reduce their costs through price downs or eliminating value-added features (“de-contenting”).

Mergers, Joint Ventures and Purchase and Sale of Investments

In 2001, we purchased shares of our subsidiary, Information Products, Inc., from employees who had acquired the shares pursuant to stock options. The transaction was accounted for as a purchase, resulting in the creation of $3.0 million of goodwill.

In September 2001, we finalized an agreement with Eaton Corporation, a diversified industrial manufacturer, to sell certain assets of our subsidiary, Donnelly Vision Systems Europe Ltd., located in Manorhamilton, Ireland, a manufacturer of mirrors and mirror actuators. Under the terms of the agreement, Eaton has assumed control and responsibility for manufacturing an actuator currently used for our exterior mirrors on certain vehicles in Europe. The transaction did not have a material impact on net income. The Company expects to benefit from this agreement via reduced overhead and an ability to consolidate certain manufacturing processes.

In June 2001, Schott-Donnelly LLC Smart Glass Solutions (“Schott-Donnelly”), a 50-50 joint venture with Schott, a German based specialty glass producer, decided to liquidate. The joint venture remains un-dissolved at December 31, 2001; the liquidation is not expected to have a material effect on our revenue or net income. See Note 2 to the Combined Consolidated Financial Statements.

In February 2001, we acquired all of the outstanding common stock of Donnelly Electronics not then owned by us for $4.5 million, paid equally in cash and stock. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that we use for products such as electrochromic rearview mirrors and electronic compass systems, and also produces products for other automotive suppliers and non-automotive customers. Due to the acquisition of the remaining interest, we began consolidating Donnelly Electronics’ financial statements in March 2001. Prior to the acquisition of the remaining interest, we owned 18.2% of the common stock of Donnelly Electronics and had advanced significant funds for its operations. Therefore, in accordance with the equity method of accounting, 100% of Donnelly Electronics’ losses were included in our results of operations since the initial investment in this subsidiary.

During the fourth quarter of 2000, we divested our interest in KAM Truck Components, Inc. The shares sold resulted in a pre-tax gain of approximately $0.4 million, or $0.02 per share, after-tax.

Also in the fourth quarter of 2000, we acquired the remaining 50% interest in our Brazilian joint venture for $1.6 million and began consolidating the financial statements of our now wholly-owned subsidiary, Donnelly do Brasil, LTDA (“Donnelly do Brasil”). Prior to that time, results of operations for the joint venture were included in equity in earnings of affiliated companies. The joint venture was formed in 1998 to produce interior and exterior mirrors for the South American automotive industry and began producing replacement parts for distribution within the South American market in 1999.

In 2000, we purchased the remaining 8% minority interest in Donnelly Hohe España, S.A. for approximately $1.9 million.

Goodwill created by the purchase of Donnelly do Brasil, Donnelly Hohe España and Donnelly Electronics was being amortized over a period of up to 20 years through December 31, 2001. However, as a result of adopting Statement of Financial Accounting Standards, (“SFAS”) No. 142, Goodwill and Other Intangible Assets (SFAS 142), no amortization of goodwill will occur after December 31, 2001. Total amortization of goodwill related to these entities was $0.9 million and $0.6 million in 2001 and 2000, respectively.

In 1999, our partner in our Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. (“Shunde Donnelly Zhen Hua”) joint venture, sold its portion of the joint venture to Ganxiang Automobile Mirror Company (“Ganxiang”), the largest automotive mirror supplier in China. Shunde Donnelly Zhen Hua manufactures interior and exterior mirror systems for automakers in China. Also in 1999, we formed an additional joint venture with Ganxiang, called Shanghai Donnelly Ganxiang Automotive Systems Co. Ltd. (“Shanghai Donnelly Ganxiang”) for the manufacture, sale and distribution of outside mirrors primarily for the Chinese automotive market. Our investment in Shanghai Donnelly Ganxiang included a transfer to Ganxiang of a 5% interest of our Shunde Donnelly Zhen Hua joint venture. As a result of these transactions, we hold a 25% interest in each of these joint ventures.

In 1999, we sold our 50% interest in Lear Donnelly Overhead Systems, LLC (“Lear Donnelly”) to Lear Corporation (“Lear”), our partner in the joint venture, resulting in a pre-tax gain of $18.5 million, or $1.11 per share, after-tax. Lear Donnelly operated by selling its products to Lear and to us, and Lear and we in turn, sold the products to customers. Therefore, sales as reported in our financial statements after 1999 declined as a result of termination of the venture. After the venture ended, we continued, for a period, to manufacture interior lighting and trim products for Lear Donnelly or Lear. We reported sales of $11.5 million for 2000 and $67.5 million for calendar 1999 attributable to Lear Donnelly. Because the joint venture operated at approximately break-even since its formation, the sale did not have a material impact on our ongoing results of operations. Because reported net sales were reduced in 2000, gross profit and operating margins as a percent of sales were favorably impacted as compared to calendar 1999. Gross profit and operating margins as a percent of sales are not expected to be materially impacted in future periods.

In 1999, we began consolidating the financial statements of Varitronix EC (Malaysia) Sdn. Bhd. (“Varitronix EC”). Varitronix EC is based in Malaysia and is a 50-50, controlled joint venture between us and a Malaysian subsidiary of Varitronix International Ltd. (“Varitronix”). Varitronix, based in Hong Kong, is a global leader in the market for liquid crystal displays. Varitronix EC provides support for our worldwide electrochromic mirror production.

In the second and third quarters of fiscal 1999, we sold our remaining interest in VISION Group plc (“VISION Group”) for $8.6 million and recognized a pre-tax gain of approximately $5.5 million, or $0.35 per share, after-tax. Our equity in the financial results of VISION Group has not been included in our financial statements after November 1, 1998.

Restructuring and Other Charges

On July 9, 2001, we announced restructuring initiatives in Europe and North America (“the 2001 plan”) to enhance efficiency and profitability while maintaining focus on customers and products. The 2001 plan is comprised of a combination of margin improvement and overhead reduction objectives to be achieved through the outsourcing of “non-core” operations in Europe as well as the elimination of approximately 125 production, engineering and support positions in both Europe and North America.

Due to economic and industry conditions, we announced actions in addition to the 2001 plan during the fourth quarter of 2001 to aggressively reduce costs and improve profitability. These actions include (1) the elimination of approximately 60 employees and 15 open or contract positions across North America and Europe; (2) the elimination of three senior management positions; and (3) closure of our window plant in Mt. Sterling, Kentucky which will result in the termination of approximately 120 employees and moving certain programs and related equipment to our operations in West Michigan by April 2002.

A restructuring charge of $7.9 million pre-tax, or $5.1 million at net income, primarily related to termination benefits for affected employees under the aforementioned initiatives, was recognized in 2001 under the combined plans. We expect the actions included under these plans and the related cash outlays to be completed during fiscal 2002. We believe the combined plans will result in annual savings of at least $12.0 million pre-tax to be realized through improvements in gross profit and reductions in selling, general and administrative and research and development expenses. We anticipate that further restructuring actions may be appropriate in Europe and we continue to evaluate these operations.

We also reversed the remaining reserve balance related to, Donnelly Vision Systems Europe, Ltd., which totaled $0.5 million pre-tax or $0.3 million net income, due to the sale of certain assets of that subsidiary and related operations to Eaton Corporation in September 2001.

Coinciding with the announcement of the 2001 plan, we concluded all previous plans. The remaining reserve balance related to these plans, which totaled $1.0 million pre-tax, or $0.6 million at net income, was taken into operating income in the third quarter of 2001.

Prior restructuring actions included:

In May 1997, we announced a plan (“the 1997 plan”) for the elimination of redundant operations and outsourcing of inefficient operations throughout Europe, which resulted in a $10 million pre-tax restructuring charge, or $5.3 million at net income. A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the 1997 plan. Remaining actions of the 1997 plan were included in the 1999 plan.

In February 1999, we announced a restructuring plan (“the 1999 plan”) based on a strategy to consolidate and streamline manufacturing operations in Germany. An $8.8 million pre-tax restructuring charge, or $4.7 million at net income, was recorded for the 1999 plan, including $1.4 million for impairment of assets and $7.4 million for anticipated incremental cash expenditures related to the severance and voluntary retirement programs for approximately 200 production, sales, engineering and support personnel.

In the fourth quarter of 2000, as required by generally accepted accounting principles for restructuring charges, we reduced our restructuring reserve by $3.8 million of pre-tax income, or $2.4 million of net income. The reduction was attributable to higher than anticipated voluntary employee attrition, and also changing circumstances within the market and operations which made the outcome of some aspects of the plans uncertain.

RESULTS OF OPERATIONS

The following table sets forth information derived from our Combined Consolidated Statements of Income expressed in dollars and as a percentage of net revenues for the periods indicated:

	Calendar Year Ended
In thousands	December 31, 2001	% of Sales	December 31, 2000	% of Sales	(Unaudited) December 31, 1999*	% of Sales

Net sales	$847,927	100.0%	$857,479	100.0%	$897,914	100.0%
Cost of sales	719,885	84.9	720,503	84.0	760,890	84.7

Gross profit	128,042	15.1	136,976	16.0	137,024	15.3
Operating expenses:
Selling, general and administrative	75,625	8.9	80,266	9.4	80,438	9.0
Research and development	39,208	4.6	35,179	4.1	31,617	3.5
Restructuring and other charges (credits)	6,433	0.8	(3,796)	(0.5)	8,777	1.0

Total operating expenses	121,266	14.3	111,649	13.0	120,832	13.5

Operating income	6,776	0.8	25,327	3.0	16,192	1.8
Non-operating (income) expenses:
Interest expense	6,960	0.8	7,660	0.9	6,551	0.7
Interest income	(1,035)	(0.1)	(435)	—	(379)	—
Royalty income	(4,255)	(0.5)	(2,504)	(0.3)	(800)	(0.1)
Gain on sale of equity investments	—	—	(352)	—	(23,588)	(2.6)
Other (income) expenses, net	1,248	0.2	(623)	(0.1)	(2,096)	(0.2)

Total non-operating (income) expenses	2,918	0.4	3,746	0.5	(20,312)	(2.2)

Income before taxes on income	3,858	0.4	21,581	2.5	36,504	4.0
Taxes on income	180	—	7,137	0.8	11,581	1.3

Income before minority interest and equity earnings	3,678	0.4	14,444	1.7	24,923	2.7
Minority interest in net (income) losses of subsidiaries	(959)	(0.1)	(129)	—	(1,428)	0.2
Equity in net losses of affiliated companies	(135)	—	(3,192)	(0.4)	(2,890)	(0.3)

Income before cumulative effect of change in accounting principle	2,584	0.3	11,123	1.3	23,461	2.6
Cumulative effect of change in accounting principle	—		—		(1,010)	(0.1)

Net income	$2,584	0.3%	$11,123	1.3%	$22,451	2.5%

*Effective July 4, 1999, we changed the date of our fiscal year end from the Saturday nearest June 30 to December 31. The unaudited financial information above for the twelve-month period ended December 31, 1999, has been compiled from the audited financial statements for the fiscal year ended July 3, 1999 and for the six months ended December 31, 1999, and includes any normal, recurring adjustments, which are, in our opinion, necessary for a fair presentation. We have included the December 31, 1999 information above to present comparative financial information for the three calendar years ended December 31, 2001. The results of operations described below will compare calendar year ended December 31, 2001 to calendar year ended December 31, 2000 and calendar year ended December 31, 1999. For additional information regarding the fiscal year change, see Note 1 to the Combined Consolidated Financial Statements.

Results of Operations by Segment

The following table sets forth our revenues from external customers by our two reportable segments in dollars and as a percentage of net sales for the last three years:

	Year Ended
In millions	December 31, 2001		December 31, 2000		December 31, 1999

Electronic Operations	$197	23.3%	$172	20.1%	$137	15.9%
Global Exterior Automotive Operations	649	76.7%	685	79.9%	725	84.1%

Total revenue from external customers for the reportable segments	$846	100.0%	$857	100.0%	$862	100.0%

The following table sets forth our reportable segment profits (pre-tax operating earnings) in dollars and as a percentage of total reportable segment revenues from external customers:

	Year Ended
In millions	December 31, 2001		December 31, 2000		December 31, 1999

Electronic Operations	$(8.9)	(1.1)%	$2.6	0.3%	$3.5	0.4%
Global Exterior Automotive Operations	33.0	3.9%	31.4	3.7%	32.9	3.8%

Total segment profit for the reportable segments	$24.1	2.8%	$34.0	4.0%	$36.4	4.2%

Electronic Operations

Net sales of our Electronics segment in 2001 increased 14.3% compared to 2000 net sales, which were 25.5% higher than 1999 net sales. Increases in 2001 and 2000 resulted from newly launched OnStar® and other added feature mirrors, together with higher sales volumes of existing products. Increased electrochromic sales also contributed significant sales growth in 2001 as did sales of a pest control sensor which was launched during 2001 and should reach full production during mid-2002.

The increase in the Electronics segment net sales was offset by higher operating expenses resulting in reduced operating earnings for 2001 compared to 2000 and 1999. Operating expenses in 2001 included launch costs for new electrochromic mirrors and increased research and development expenses for the support of new programs. Results were also negatively affected by erratic customer scheduling, including plant shutdowns, and by increased selling, general and administrative expenses. The consolidation of Donnelly Electronics during the first quarter of 2001 also resulted in increased expenses in research and development, selling, general and administrative, and other expenses. We anticipate that our acquisition of Donnelly Electronics will continue to result in higher research and development expenses, both in absolute terms and as a percent of sales; to support expected growth relating to new products which we anticipate will favorably affect profits. However, we expect that this research and development will, over time, favorably impact both operating and gross profit margins.

Global Exterior Automotive Operations

Net sales of our Exterior segment in 2001 decreased 5.2% compared to 2000 net sales, which were 5.5% lower than 1999 net sales. The decrease in net sales in 2001 was primarily due to industry volume decreases, specifically related to the reduced automotive production as well as foreign exchange rate fluctuations. Continued sales of products launched in 2000, running at full production in 2001, helped to partially offset these decreases. The decrease in net sales in 2000 was primarily attributed to platform changes, price and product transition attributable to product launches, and the weakening of the euro versus the dollar.

Despite decreased sales levels, Exterior has kept profits relatively constant and has slightly improved profit margins in 2001 through a continued focus on operational improvements and cost reduction efforts in both general and administrative, and research and development expenses. Exterior expects significant savings from the restructuring efforts described above, including margin improvement and overhead reduction objectives in Europe, the additional overhead reductions in both Europe and North America, and the closure of the windows operation in Mt. Sterling, Kentucky. Exterior also expects to benefit from its agreement with Eaton Corporation as described earlier.

Donnelly Corporation

Our net sales for 2001 were $847.9 million, a 1.1% decrease from 2000 net sales of $857.5 million. Net sales for 2000 were 4.5% less than 1999 net sales of $897.9 million. Changes in foreign currency exchange rates significantly contributed to the decrease in net sales in 2001 and accounted for most of the decrease in 2000 from 1999 levels. Another factor in the decrease in sales from 1999 to 2000 was the sale of our interest in Lear Donnelly Overhead Systems (“Lear Donnelly”). Lear Donnelly operated by selling products to us which we, in turn, sold to the final customers. We reported net sales attributable to Lear Donnelly of $11.5 million and $67.5 million for 2000 and 1999, respectively. The relatively minor change in net sales for 2001 and 2000, excluding exchange rate fluctuations, was primarily due to continued growth in Electronics and increased content per vehicle, offset by decreased industry production volumes. Suppliers in the automotive industry continue to experience decreased production volumes as well as significant price pressures and proposed de-contenting from their customers. While these issues continue to exert downward pressure on our gross profit and operating margins, they did not have a material impact on net sales for the year. We seek to reduce the impact of price pressures on our gross profit margins by pursuing improvements in purchased material prices, product design changes and overall operational productivity.

Gross profit margins declined 0.9% to 15.1% in 2001 compared to 16.0% in 2000 and 15.3% in 1999. The gross profit margin decrease in 2001 was primarily due to reduced production volumes, industry schedule instability and launch costs relating to new electrochromic products. The increase in 2000 gross profit margins over 1999 levels related to the ramp up of Varitronix operations during 1999, improved margins in certain automotive operations, and the sale of our interest in Lear Donnelly.

Selling, general and administrative expenses decreased $4.7 million to $75.6 million for 2001 compared to $80.3 million for 2000 and $80.4 million for 1999. These expenses decreased for the year in comparison with previous periods due to our focus on cost reductions in both Electronics and Exterior operations, including significant reductions in travel expenses, the elimination of management bonus for the year, and the previously mentioned restructuring actions. These reductions were partially offset by the consolidation of Donnelly Electronics in March 2001.

Research and development expenses increased in 2001 compared to 2000 and 1999 primarily because of increased expenditures for value-added technologies including electrochromic and electronic applications, as well as launch related engineering support. The consolidation of Donnelly Electronics during 2001 also increased our research and development expenses by $2.1 million compared to 2000 and 1999.

Operating income decreased $18.5 million to $6.8 million in 2001 compared to $25.3 million in 2000 and $16.2 million in 1999. This decrease resulted primarily from higher operating expenses in Electronics as well as restructuring expenses in the third and fourth quarters of 2001. Operating income in 2000 increased due primarily to significant restructuring charges incurred in 1999.

Interest expense decreased in 2001 due to lower interest rates and a reduction in overall debt resulting largely from the completion of a sale-leaseback of equipment for $20 million in the third quarter of 2001. The increase in 2000 interest expense over 1999 levels was due to increased debt levels and higher interest rates during 2000.

Royalty income consists primarily of royalties from ground illumination and lighted mirror intellectual property. Royalty income was higher in 2001 compared to 2000 due to new licensing agreements on programs that began during 2001 and the continuation of prior agreements. Royalty income for 2000 was higher compared to 1999 again due to new licensing agreements coupled with continuation of prior agreements.

Our effective tax rate was approximately 4.7% in 2001 as compared to 33.1% in 2000 and 31.7% in 1999. The effective tax rate in 2001 reflects greater utilization of tax credits and tax benefits from North American export sales. The effective tax rate in 2000 would have been substantially lower due to income tax benefits from North American export sales. However, German deferred tax assets were written down by $3.4 million to reflect tax rate decreases enacted in the fourth quarter of 2000 substantially offsetting the benefit of those tax credits. Our 1999 rate of 31.7% was higher than prior years due to the high level of income taxed at the United States statutory rate of 35%. Our effective tax rate varies based on the level and mix in pre-tax earnings (losses) in countries with varying effective tax rates, availability of tax benefits and unusual pre-tax gains or losses.

We recorded $2.4 million of net deferred tax assets relating to net operating loss carry-forwards at December 31, 2001, compared to $9.4 million at December 31, 2000. A significant portion of the loss carry-forwards resulted from the European restructuring charges. These tax assets are expected to be realized based on the improvements from the restructuring initiative and continuous improvement in overall operating earnings from the implementation of our production system throughout Europe.

Minority interest in net income of subsidiaries increased $0.8 million in 2001 compared to 2000 primarily due to improved earnings at Varitronix EC. The change in 2000 levels versus 1999 resulted from improved operating results at Donnelly Hohe.

Equity in net losses of affiliated companies decreased substantially in 2001. The decrease is due primarily to the consolidation of Donnelly Electronics in March 2001, which resulted in only two months of equity losses in 2001 compared to twelve months of losses in 2000. Equity earnings from our joint ventures in China offset most of our equity losses in Donnelly Electronics in 2001 and a portion of them in 2000. Equity in the results of our Brazilian joint venture is no longer included in equity in losses of affiliated companies after October 2000 due to our acquisition of the remaining interest in this venture and subsequent consolidation of the financial statements of this subsidiary.

Effective July 4, 1999, we adopted Statement of Position (“SOP”) 98-5, “Reporting on Costs of Start-up Activities.” SOP 98-5 requires companies to expense costs of start-up activities and organization costs as incurred. A one-time charge of $1.0 million, net of tax, was taken against net income as the cumulative effect of a change in accounting principle for the write-off of previously capitalized start-up and organization costs.

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio was 1.4 on December 31, 2001, compared to 1.3 at December 31, 2000. Working capital was $41.6 million at December 31, 2001, compared to $43.3 million at December 31, 2000. Reductions in accounts receivable and accounts payable represented the most significant changes in working capital components year over year. Accounts receivable at December 31, 2001 were reduced from the prior year primarily due to accelerated payment programs recently put into effect with certain large customers and improved collection processing compared to slower payments experienced at the end of 2000. Accounts payable were down due to reduced capital spending and price downs applied to suppliers. Operating cash flows improved from the prior year due to these improved working capital results, and increased depreciation and un-funded restructuring charges.

At December 31, 2001, $35.8 million of accounts receivable had been sold under our accounts receivable securitization agreement compared to $38.5 million at December 31, 2000. Proceeds received under this agreement were used to reduce revolving lines of credit. The sales of receivables is reflected as a reduction of accounts receivable and an increase to operating cash flows. The agreement expires in February 2003; however, it is renewable for continuous one-year periods with the consent of bank participants. We expect to extend the current agreement or replace it on comparable terms.

Capital expenditures were $28.9 million in 2001 and $43.3 million in 2000. Capital spending primarily supported new business orders, the implementation of new manufacturing, distribution and administrative information systems and our continuous improvement activities. The reduced capital expenditures in 2001 compared to prior years is the result of tighter management control of costs and expenditures in connection with our restructuring. We expect capital spending in 2002 to be approximately $35 million, and our intention is to have capital spending approximately equal depreciation.

Our $160 million multi-currency global revolving credit and other agreements had borrowings against them of $51.9 million as of December 31, 2001, and $78.0 million as of December 31, 2000. Total long-term borrowings decreased by $38.7 million to $93.9 million at December 31, 2001, compared to $132.6 million at December 31, 2000, by use of operating leases, reducing capital spending 33% from the prior year below current year depreciation, and improved receivables management. We have the option to convert revolver balances to a term loan payable over two years following initial maturity. However, we anticipate replacing the revolving credit agreement before it matures in September 2002. Current maturities of $12 million have been classified as long-term due to long-term financing obtained after the balance sheet date. See Note 7 to the Combined Consolidated Financial Statements.

The various borrowings subject us to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At December 31, 2001 we were in compliance with all related covenants. Failure to comply with any of the debt covenants could adversely affect our liquidity and ability to meet capital resource needs. Currently, we do not anticipate circumstances that would cause a debt covenant issue to arise.

We completed a sale-leaseback of newly installed equipment for $20 million in the third quarter of 2001. The operating lease has an initial four-year term, three optional one-year renewals and a 20% option to purchase the equipment after the full seven-year term. We consider leasing as a supplement to other financing sources for equipment acquisition.

For a further discussion of our off balance sheet obligations, see Notes 5, 8, 9 and 14 to the Combined Consolidated Financial Statements regarding accounts receivable securitization, derivative instruments, benefit plans and leases, respectively.

Our primary foreign investments are in Germany, Ireland, Spain, France, Mexico, China, Brazil and Malaysia, and, as a result, we are exposed to fluctuations in currencies. Except for our subsidiary in Mexico, whose functional currency is the United States dollar, with foreign currency translation gains and losses being reported in earnings currently, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows: (1) balance sheet accounts at period-end rates and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year. Translation gains and losses are reported as a separate component of shareholders’ equity and are included in accumulated other comprehensive income.

We use interest rate swaps and foreign exchange contracts, from time to time, to manage exposure to fluctuations in interest and foreign currency exchange rates. The risk of loss in the event of nonperformance by any party under these agreements, and the effect of these transactions on the results of operations, are not material. See Item 7 (a) “Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

We believe that our long-term liquidity and capital resource needs will continue to be provided principally by funds from operating activities, supplemented by borrowings under existing and replacement credit facilities, private placements and leasing. We consider equity offerings to properly manage our total capitalization position. We also consider, from time to time, new joint ventures, alliances, divestitures and acquisitions, the implementation of which could impact our liquidity and capital resource requirements.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We anticipate this standard will have no material impact on our results of operations, financial condition or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria, and that upon adoption of SFAS 142, we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test within the first year of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill and other intangible assets was $13.0 compared to $6.2 million at December 31, 2000. Amortization expense was $0.8 million for the year ended December 31, 2001 and $0.7 million for the year ended December 31, 2000. Currently, we are assessing but have not yet determined how adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

Euro Conversion

Effective January 1, 1999, eleven of fifteen member countries of the European Union established permanent rates of exchange between the members’ national currency and a new common currency, the “euro.” In this first phase, the euro was available for non-cash transactions in the monetary, capital, foreign exchange and inter-bank markets. National currencies continued to exist as legal tender and may continue to be used in commercial transactions after the euro currency was issued in January 2002 and until the participating members’ national currency is withdrawn by July 2002. Our significant European operations are all located in member countries participating in this monetary union.

We created an internal, pan-European, cross-functional team, as well as internal teams at each operation affected by the change, to address operational implementation issues and to investigate strategic opportunities due to the introduction of the euro. We anticipate benefiting from the full transition to the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe and increased efficiency in centralized European cash management. We have successfully completed conversion of our European operations from national currency to the euro. The change in functional currency proceeded as planned and was completed during the third quarter of 2001.

We did not realize any material effect, nor did foreign exchange hedging activities or our use of derivative instruments change due to the introduction and use of the euro. Any costs associated with the introduction of the euro were immaterial and were expensed as incurred. We do not believe that the introduction of the euro will have a material impact on our results of operations or financial position.

ITEM 7 (a)    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates and foreign currency exchange rates primarily in our cash, debt and foreign currency transactions. We hold derivative instruments, including interest rate swaps and, from time to time, forward foreign currency contracts. Derivative instruments used by us in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. Analytical techniques, including market valuation, are used to manage and monitor foreign exchange and interest rate risk. We believe we are, to a lesser degree, subject to commodity risk for price changes that relate to certain manufacturing operations that utilize raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices. This exposure is not considered material to us.

A discussion of our accounting policies for derivative financial instruments is included in Note 1 to the Combined Consolidated Financial Statements. Additional information relating to debt, derivative instruments and leases is included in Notes 7, 8, and 14 to the Combined Consolidated Financial Statements. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

International operations are primarily based in Europe and, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute a significant portion of our revenues and identifiable assets. For 2001, we had international revenues of $283 million. As of December 31, 2001, we had identifiable foreign assets of $192 million. A predominant portion of these international revenues and identifiable assets are based in euros. We have significant loans to foreign affiliates, which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency transaction adjustments on these long-term advances to affiliates and the foreign currency translation adjustment of our net investment in these affiliates, which impact our consolidated equity. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. Since we manufacture our products in a number of locations around the world we have a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance our foreign currency transaction risk.

Selective foreign currency commitments and transaction exposures are partially hedged. We do not hedge our exposure to translation gains and losses relating to foreign currency net asset exposures; however, when possible, we borrow in local currencies to reduce such exposure. We are also exposed to fluctuations in other currencies including euros, Japanese yen, Mexican pesos, Malaysian ringgit, and Brazilian reals. The fair value of the foreign currency contracts outstanding has been immaterial each of the last two years and the transition period.

Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds among our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our affiliates could have adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations. We have and will continue to transfer cash from those affiliates to the parent and to other international affiliates when it is cost effective to do so.

We manage our interest rate risk in order to balance our exposure between fixed and variable rates while attempting to minimize interest costs.

As of 12/31/01:
Interest Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity (See Note 7 to the Combined Consolidated Financial Statements.)

Year Ending In thousands	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value 12/31/01

Liabilities:
Long-term Debt
Fixed Rate	$—	$13,380	$6,787	$1,833	$—	$5,000	$27,000	$28,323
Avg. Interest Rate 7.08%
Variable Rate	$50	$32,576	$22,831	$207	$—	$11,304	$66,968	$66,968
Avg. Interest Rate 3.30%

Interest Rate Derivative Financial Instruments Related to Debt:
Interest Rate Swaps
Pay Variable/Receive Fixed	$10,000	$5,000	$—	$—	$—	$—	$15,000	$(724)
Avg. Pay Rate 7.87%
Avg. Receive Rate 2.78%
Exchange Rate Sensitivity:
Principal (Notional) Amount by Expected Maturity

Year Ending In thousands	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value 12/31/01

Liabilities:
Long-term Debt
Fixed Rate—US Dollar	$—	$13,380	$6,787	$1,833	$—	$5,000	$27,000	$28,323
Variable Rate—US Dollar	$—	$12,560	$9,174	$22	$—	$9,500	$31,256	$31,256
Variable Rate—Euro	$50	$18,310	$13,223	$—	$—	$1,804	$33,387	$33,387
Variable Rate—Other	$—	$1,706	$434	$185	$—	$—	$2,325	$2,325

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data for the Company are on the following pages 25 through 51.

INDEX TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS:

Page

Combined Consolidated Balance Sheets as of December 31, 2001, and December 31, 2000	30

Combined Consolidated Statements of Income for the years ended December 31, 2001 and 2000; six months ended December 31, 1999, and year ended July 3, 1999	31

Combined Consolidated Statements of Cash Flows for years ended December 31, 2001 and 2000; six months ended December 31, 1999, and year ended July 3, 1999	32

Combined Consolidated Statements of Shareholders’ Equity for years ended December 31, 2001 and 2000; six months ended December 31, 1999, and year ended July 3, 1999	33-34

Notes to the Combined Consolidated Financial Statements	35

Management’s Responsibility for Financial Reporting	58

Report of Independent Certified Public Accountants	59

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 31, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$1,823	$4,599
Accounts receivable, less allowance of $1,780 and $1,837	55,151	82,802
Inventories	59,140	55,933
Recoverable customer tooling	13,299	11,969
Prepaid expenses	14,266	12,522
Deferred income taxes	3,526	4,499

Total current assets	147,205	172,324

Property, plant and equipment:
Land	8,343	8,626
Buildings	76,386	76,134
Machinery, equipment and software	242,268	221,881
Capital projects in progress	11,817	39,059

	338,814	345,700
Less accumulated depreciation	149,002	133,566

Net property, plant and equipment	189,812	212,134
Investments in and advances to affiliates	13,103	24,483
Other assets	23,522	15,928

Total assets	$373,642	$424,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,806	$89,163
Current maturities of long-term debt	50	90
Accruals:
Compensation	13,148	12,810
Taxes	7,208	7,379
Restructuring reserves	4,868	3,231
Other	9,511	16,307

Total current liabilities	105,591	128,980

Long-term debt, less current maturities	93,917	132,608
Postretirement plans	44,768	37,440
Deferred income taxes and other	14,713	8,990

Total liabilities	258,989	308,018

Minority interest	2,295	1,353
Shareholders’ equity:
Series preferred stock, 1,000,000 shares authorized and unissued	—	—
Preferred stock, 7 1/2% cumulative, $10 par; shares authorized 250,000, issued 53,112	531	531
Common stocks:
Class A, $.10 par; shares authorized 30,000,000, issued 6,367,480 and 6,095,199	637	610
Class B, $.10 par; shares authorized 15,000,000, issued 4,098,314 and 4,098,314	410	410
Donnelly Export Corporation, $.01 par; shares authorized 600,000, issued 374,705 and 374,705	4	4
Additional paid-in capital	37,536	33,704
Accumulated other comprehensive loss	(20,069)	(14,683)
Retained earnings	93,309	94,922

Total shareholders’ equity	112,358	115,498

Total liabilities and shareholders’ equity	$373,642	$424,869

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
In thousands, except share data	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Net sales	$847,927	$857,479	$421,641	$904,969
Cost of sales	719,885	720,503	357,083	770,653

Gross profit	128,042	136,976	64,558	134,316
Operating expenses:
Selling, general and administrative	75,625	80,266	37,563	83,698
Research and development	39,208	35,179	16,463	34,221
Restructuring and other charges (credits)	6,433	(3,796)	—	8,777

Total operating expenses	121,266	111,649	54,026	126,696

Operating income	6,776	25,327	10,532	7,620

Non-operating (income) expenses:
Interest expense	6,960	7,660	2,875	7,858
Interest income	(1,035)	(435)	(342)	(325)
Royalty income	(4,255)	(2,504)	(227)	(837)
Gain on sale of equity investments	—	(352)	(18,458)	(5,498)
Other (income) expenses, net	1,248	(623)	198	(2,568)

Total non-operating (income) expenses	2,918	3,746	(15,954)	(1,370)

Income before taxes on income	3,858	21,581	26,486	8,990
Taxes on income	180	7,137	9,447	1,458

Income before minority interest and equity earnings	3,678	14,444	17,039	7,532
Minority interest in net (income) losses of subsidiaries	(959)	(129)	389	893
Equity in net losses of affiliated companies	(135)	(3,192)	(1,122)	(3,436)

Income before cumulative effect of change in accounting principle	2,584	11,123	16,306	4,989
Cumulative effect of change in accounting principle	—	—	(1,010)	—

Net income	$2,584	$11,123	$15,296	$4,989

Per share of common stock:
Basic EPS
Income before cumulative effect of change in accounting principle	$0.25	$1.09	$1.61	$0.49
Cumulative effect of change in accounting principle	—	—	(0.10)	—

Net income	$0.25	$1.09	$1.51	$0.49

Diluted EPS
Income before cumulative effect of change in accounting principle	$0.25	$1.09	$1.60	$0.49
Cumulative effect of change in accounting principle	—	—	(0.10)	—

Net income	$0.25	$1.09	$1.50	$0.49

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
In thousands	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

OPERATING ACTIVITIES
Net income	$2,584	$11,123	$15,296	$4,989
Adjustments to reconcile net income to net cash from (for) operating activities:
Depreciation and amortization	30,333	27,042	12,936	23,328
Loss on disposition of property and equipment	1,636	174	—	640
Gain on sale of equity investments	—	(352)	(18,458)	(5,498)
Deferred postretirement benefits	7,328	5,408	2,559	6,462
Change in deferred income taxes	6,518	5,014	(1,079)	(160)
Minority interest (income) loss	959	129	(389)	(893)
Equity in net losses of affiliated companies	135	3,192	1,122	3,436
Restructuring charges (credits)	6,433	(3,796)	—	8,777
Cumulative effect of change in accounting principle	—	—	1,010	—
Changes in operating assets and liabilities (excluding effect of subsidiary acquisition):
Sale (repayment) of accounts receivable	(2,719)	(369)	(3,095)	2,402
Accounts receivable	34,639	(6,099)	(9,967)	13,701
Inventories	(1,102)	(6,622)	(7,208)	384
Prepaid expenses and other current assets	(1,084)	2,517	3,635	(2,968)
Accounts payable and other current liabilities	(28,226)	(2,221)	(789)	24,564
Other	1,763	(3,255)	(3,768)	2,952

Net cash from (for) operating activities	59,197	31,885	(8,195)	82,116

INVESTING ACTIVITIES
Capital expenditures	(28,939)	(43,318)	(21,670)	(57,807)
Investments in and advances to affiliates	(12,426)	(14,035)	(9,657)	(6,957)
Proceeds from sale of property and equipment	1,242	829	297	723
Proceeds from sale of equity investments	—	759	24,227	8,636
Proceeds from affiliate stock redemption	—	324	—	—
Proceeds from sale-lease back	20,000	—	—	—
Cash increase (decrease) due to consolidation of subsidiary	(347)	25	576	—
Other	(1,968)	(1,209)	506	(1,028)

Net cash for investing activities	(22,438)	(56,625)	(5,721)	(56,433)

FINANCING ACTIVITIES
Proceeds from long-term debt	19,475	34,261	19,342	—
Repayments on long-term debt	(56,186)	(7,236)	(3,500)	(28,767)
Investments and advances from minority partner	—	1,500	—	4,482
Common stock issuance	1,609	1,003	832	533
Dividends paid	(4,197)	(4,108)	(2,048)	(4,076)
Other	(130)	—	—	—

Net cash from (for) financing activities	(39,429)	25,420	14,626	(27,828)

Effect of foreign exchange rate changes on cash	(106)	(234)	(92)	(70)
Effect of December 1999 cash flow activity for certain subsidiaries (See Note 1)	—	—	122	—

Increase (decrease) in cash and cash equivalents	(2,776)	446	740	(2,215)
Cash and cash equivalents, beginning of year	4,599	4,153	3,413	5,628

Cash and cash equivalents, end of year	$1,823	$4,599	$4,153	$3,413

Supplemental disclosures of cash flow information
Interest paid	$8,176	$7,019	$4,092	$7,804
Income taxes paid	1,616	8,237	10,584	1,506
Significant non-cash transactions
Issuance of Class A common stock to acquire business	2,250	—	—	—

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common Stock					Accumulated other comprehensive income
In thousands, except share data	Preferred stock	Class A	Class B	Donnelly Export Corporation	Additional paid-in capital	Retained earnings		Total shareholders’ equity

Balance, June 27, 1998	$531	$572	$435	$4	$31,268	$74,413	$(8,083)	$99,140

Conversion of Class B to Class A Shares		19	(19)
Common stock issued under employee
benefit plans		6			527			533
Income tax benefit arising from employee
stock option plans					74			74
Cash dividends declared:
Preferred stock—$.75 per share						(40)		(40)
Common stock:
Class A—$.40 per share						(2,344)		(2,344)
Class B—$.40 per share						(1,692)		(1,692)
Net income						4,989
Other comprehensive income:
Foreign currency translation adjustment							943
Foreign currency transaction adjustments on long-term advances to affiliates							(3,017)
Total comprehensive income								2,915

Balance, July 3, 1999	531	597	416	4	31,869	75,326	(10,157)	98,586

Subsidiary common stock issued					368			368
Common stock issued under employee
benefit plans		2			464			466
Income tax benefit arising from employee
stock option plans					5			5
Cash dividends declared:
Preferred stock—$.38 per share						(20)		(20)
Common stock:
Class A—$.20 per share						(1,196)		(1,196)
Class B—$.20 per share						(832)		(832)
Subsidiaries year end change						(667)		(667)
Net income						15,296
Other comprehensive income:
Foreign currency translation adjustment							448
Foreign currency transaction adjustments on long-term advances to affiliates							(1,482)
Total comprehensive income								14,262

Balance, December 31, 1999	$531	$599	$416	$4	$32,706	$87,907	$(11,191)	$110,972

Continued on page 34

DONNELLY CORPORATION AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

		Common Stock
In thousands, except share data	Preferred stock	Class A	Class B	Donnelly Export Corporation	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity

Balance, December 31, 1999	$531	$599	$416	$4	$32,706	$87,907	$(11,191)	$110,972

Conversion of Class B to Class A Shares		6	(6)
Subsidiary common stock issued					654			654
Common stock issued under employee benefit plans		5			344			349
Cash dividends declared:
Preferred stock—$.75 per share						(40)		(40)
Common stock:
Class A—$.40 per share						(2,423)		(2,423)
Class B—$.40 per share						(1,645)		(1,645)
Net income						11,123
Other comprehensive income:
Foreign currency translation adjustment							67
Foreign currency transaction adjustments on long-term advances to affiliates							(3,559)
Total comprehensive income								7,631

Balance, December 31, 2000	531	610	410	4	33,704	94,922	(14,683)	115,498

Subsidiary common stock issued					276			276
Common stock issued to acquire subsidiary		15			2,235			2,250
Common stock issued under employee benefit plans		12			1,321			1,333
Cash dividends declared:
Preferred stock—$.75 per share						(40)		(40)
Common stock:
Class A—$.40 per share						(2,518)		(2,518)
Class B—$.40 per share						(1,639)		(1,639)
Net income						2,584
Other comprehensive income:
Foreign currency translation adjustment							(1,995)
Foreign currency transaction adjustments on long-term advances to affiliates							(2,920)
Unrealized loss on interest rate swaps							(471)
Total comprehensive income								(2,802)

Balance, December 31, 2001	$531	$637	$410	$4	$37,536	$93,309	$(20,069)	$112,358

The accompanying notes are an integral part of these statements.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Donnelly Corporation (“the Company”), incorporated in Michigan in 1936, is a global supplier to the automotive market, primarily through manufacturing operations, and also through various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear vision systems, modular window systems and handle products, which incorporate increasing electronic capabilities.

The Combined Consolidated Financial Statements include the accounts of Donnelly Corporation, Donnelly Export Corporation, and all majority owned or controlled subsidiaries (collectively “the Company”), after all significant inter-company balances, transactions and shareholdings have been eliminated and adjustments for minority interests have been made. Investments in companies ranging from 20% to 50% of ownership are accounted for under the equity method unless control exists, in which case the company is consolidated. Investments in companies that amount to less than 20% ownership and without significant influence are accounted for under the cost method.

Voting control of Donnelly Corporation and Donnelly Export Corporation is vested in the same shareholders and the corporations are under common management. Because of these relationships, the accounts of the two corporations are combined in the financial statements as if they were a single entity.

REVENUE RECOGNITION AND SALES COMMITMENTS

The Company’s primary source of revenue is generated from the sale of its products. Revenue is recognized when products are shipped. The Company often enters into contractual commitments with its customers to produce products for the life of a given vehicle platform. The Company may be committed under these agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. Losses that might result from agreements of this nature are determined on a platform basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program, selling price and production cost information. Any losses by a platform are recognized at the time a loss is probable and can be reasonably estimated. Such losses are recorded at the minimum amount necessary to fulfill the Company’s obligations to its customer, net of any related reserves separately recognized on related long-lived assets. No such losses were recognized during the periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of all financial instruments based upon quoted amounts, the current rates available for similar financial instruments or calculations discounting expected cash flows at rates currently offered to the Company for debt of the same maturity. The fair value of the Company’s fixed rate debt is disclosed in Note 7. The carrying value of the Company’s variable rate debt and all other financial instruments approximates their fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management’s current estimates are not expected to materially change in the foreseeable future, the results the Company will ultimately experience could differ from the amounts that are based on the assumptions made.

Estimates and assumptions of this nature are used, among other things, to value warranty reserves and the utilizable portion of net operating loss carry-forwards. Warranty reserves for known exposures are established based upon a statistical analysis of customer returns and the relevant production period to determine the likely exposure predicated on past experience. Deferred tax asset valuations relating to net operating loss carry-forwards are determined by assessing the consolidated net position for the affected legal entity versus projections of the entity’s future performance supported by past experience and anticipated improvements for the entity.

Each year we calculate the costs of providing retiree benefits under the provisions of Statement of Financial Accounting Standards (“SFAS”) No.87 and No. 106. The key assumptions used in making these calculations are disclosed in Note 9. The most significant of these assumptions are the discount rate used to value the future obligation and the expected return on plan assets. We select discount rates commensurate with current market interest rates on high-quality, fixed rate securities. The expected return on assets is based on our current view of long-term returns on assets held by the plans, which is influenced by historical averages. If actual interest rates and returns on plan assets materially differ from our assumptions, future adjustments to our financial statements would be required.

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method for domestic inventories and on the FIFO or average cost method for international inventories.

PRE-PRODUCTION COSTS

Recoverable customer tooling represents costs recoverable from customers at the time of tool completion and approval or are recovered in the program’s piece price over a period of three years or the program’s useful life. Balances recoverable over a period greater than one year are classified as long-term assets.

Design and development costs for products to be sold under long-term supply agreements are expensed as incurred unless a contractual guarantee exists. If a guarantee exists, these costs are recognized as an asset and are recoverable at the time of design or program approval or recovered in the program’s piece price over a period of three years or the program’s useful life. The amounts capitalized as of December 31, 2001 and 2000 are immaterial.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation, which includes depreciation of assets under capital leases, is calculated primarily by the straight-line method. Depreciation is computed over the estimated useful lives of the assets as follows:

Years
Buildings and land improvements	10 to 50
Machinery, equipment and software	3 to 15

Certain costs associated with software developed for internal use are capitalized in capital projects in progress and, once placed in service, are transferred to machinery, equipment and software and amortized over the expected useful lives of the software.

For tax purposes, useful lives and accelerated methods are used as permitted by the taxing authorities.

LONG-LIVED ASSETS

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that an impairment loss has occurred based on expected un-discounted future cash flows, a current charge to income is recognized. No impairment losses have been recognized during the periods presented. The Company amortizes goodwill on a straight-line basis over a period of 15-20 years and other intangible assets on a straight-line basis over the estimated useful life of the related asset.

WARRANTY RESERVES

The Company accrues for warranty claims when events exist that make the loss probable and the loss can be reasonably estimated. Adjustments are made to established reserves when changes in management’s estimates and industry conditions occur.

INCOME TAXES

Deferred income taxes reflect the tax effects of temporary differences between the financial statement and tax basis of assets, liabilities and operating loss carry-forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income taxes are not provided on cumulative undistributed earnings of foreign subsidiaries and affiliates because they are intended to be permanently re-invested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable. Deferred tax assets and liabilities are adjusted in the period of an enacted change in tax laws or rates and the effect is included in income from continuing operations.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of shares of Donnelly Corporation common stock outstanding, retroactively adjusted for stock dividends and stock splits. Diluted earnings per share is computed including the effect of dilutive stock options.

STOCK INCENTIVE PLANS

The Company follows the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for its stock incentive plans for certain key employees and directors. Under APB No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds the related exercise price. The Company’s policy is to grant options at the prevailing market price and, accordingly, no compensation expense has been recognized in the accompanying financial statements. The pro forma effects had the Company followed the provisions of SFAS No. 123 are included in Note 12.

COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and unrealized gains and losses on interest rate swaps and foreign exchange contracts, and is reported in the accompanying Combined Consolidated Statements of Shareholders’ Equity.

DERIVATIVE INSTRUMENTS

The Company uses interest rate swap agreements and foreign currency forward contracts to manage exposures to fluctuations in interest rates and foreign currencies, respectively. Effective January 1, 2001, the Company adopted SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivatives to be recorded on the balance sheet as an asset or liability at fair value. The adoption of SFAS No. 133 on January 1, 2001 did not have a significant impact on the Company’s financial statements. The Company only uses derivatives qualifying as effective hedges. Hedge derivatives are accounted for through an adjustment to other comprehensive income.

FOREIGN CURRENCY TRANSLATION

The Company’s foreign investments are in Germany, Ireland, Spain, France, Mexico, China, Brazil, Malaysia, Scandinavia and Portugal. Except for the Company’s subsidiary in Mexico, whose functional currency is the United States dollar, financial statements of international companies are translated into United States dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end rates and (2) income statement accounts at weighted average monthly exchange rates prevailing during the year. Translation gains and losses are reported as a separate component of shareholders’ equity and are included in accumulated other comprehensive income. For the subsidiary in Mexico, transaction and translation gains or losses are reflected in net income for all accounts other than inter-company balances of a long-term investment nature for which the translation gains or losses are reported as a separate component of shareholders’ equity. Foreign currency transaction gains and losses included in other income are not material.

CHANGE IN ACCOUNTING PRINCIPLE

Effective July 4, 1999, the Company adopted Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” which requires companies to expense the costs of start-up activities and organization costs as incurred. A one-time charge of $1.0 million, net of tax, was taken against net income as the cumulative effect of the change in accounting principle for the write-off of previously capitalized start-up and organization costs.

FISCAL YEAR END CHANGE

Effective January 1, 2002, the Company changed its quarterly reporting periods from the Saturday nearest calendar quarter end, to actual calendar quarter end. Going forward, the Company will recognize quarter end on March 31, June 30, September 30, and December 31. All year and quarter references will relate to our calendar quarter and year ending.

Effective July 4, 1999, the Company changed the date of its fiscal year end from the Saturday nearest June 30 to December 31. The years ended December 31, 2001, December 31, 2000, and July 3, 1999, each consisted of 52, 52 and 53 weeks, respectively. The six-month periods ended December 31, 1999, and January 2, 1999, consisted of 26 and 27 weeks, respectively. The six-month period ended December 31, 1999, is referred to as the transition period. All year and quarter references relate to our fiscal years and fiscal quarters, unless otherwise stated.

During the transition period, the Company also changed the fiscal year ends of our German and Spanish subsidiaries from May 31 to December 31. Prior to this change, these subsidiaries reported their results of operations on a one-month lag. Our results of operations for the transition period ended December 31, 1999, include the results of these subsidiaries for the six months ended November 30, 1999. The results of operations for the period of December 1 to December 31, 1999, for these subsidiaries were charged to retained earnings in order to report only six months of operating results. Cash flow activity for this same period is reflected as a single line item in the Combined Consolidated Statement of Cash Flows.

Financial information for the comparable twelve-month and six-month periods ended December 31, 2000, unaudited December 31, 1999, December 31, 1999, and unaudited January 2, 1999, respectively, is presented in the table below and includes any normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation. The unaudited financial information below for the twelve-month period ended December 31, 1999, has been compiled from the audited financial statements for the fiscal year ended July 3, 1999 and for the six months ended December 31, 1999.

	Calendar Year Ended		Six Months Ended
In thousands, except share data	December 31, 2000	(Unaudited) December 31, 1999	December 31, 1999	(Unaudited) January 2, 1999

Net sales	$857,479	$897,914	$421,641	$428,696
Gross profit	136,976	137,024	64,558	61,850
Taxes on income (credit)	7,137	11,581	9,447	(676)

Net income (loss)	$11,123	$22,451	$15,296	$(2,167)

RECLASSIFICATIONS

Certain reclassifications have been made to prior year data to conform to the current year presentation which had no effect on net income reported for any period.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We anticipate this standard will have no material impact on our results of operations, financial condition or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statements No. 141, “Business Combinations” (“SFAS” No. 141), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test within one year of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill and other intangible assets were $13.0 and $6.2 million, respectively. Amortization expense during the year ended December 31, 2001 was $0.8 million. Currently, the Company is assessing but has not yet determined how adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

2.    INVESTMENTS IN AND ADVANCES TO AFFILIATES

In 2001, we purchased shares of our subsidiary, Information Products, Inc., from employees who had acquired the shares pursuant to stock options. The transaction was accounted for as a purchase, resulting in the creation of $3.0 million of goodwill.

In February 2001, the Company acquired all of the outstanding common stock of Donnelly Electronics not then owned by the Company for $4.5 million, paid equally in cash and stock. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for its products and also produces products for other automotive suppliers and non-automotive customers. The acquisition has been accounted for under the purchase method of accounting. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics’ financial statements in March 2001. Prior to the acquisition of the remaining interest, the Company owned 18.2% of the common stock of Donnelly Electronics and had advanced significant funds for its operations. Therefore, in accordance with the equity method of accounting, 100% of Donnelly Electronics losses were included in the Company’s results of operations since the initial investment in this subsidiary.

In October 2000, the Company acquired its partner’s 50% interest in its Brazilian joint venture for $1.6 million and began consolidating the financial statements of its now wholly-owned subsidiary, Donnelly do Brasil, LTDA (“Donnelly do Brasil”). Prior to acquisition, the joint venture was accounted for under the equity method of accounting.

In 2000, the Company purchased the remaining minority interest in Donnelly Hohe España, S.A., for approximately $1.9 million.

In 1999, the Company’s partner in its Shunde Donnelly Zhen Hua Automotive Systems Co. Ltd. (“Shunde Donnelly Zhen Hua”) joint venture, sold its portion of the joint venture to Ganxiang Automobile Mirror Company (“Ganxiang”), the largest automotive mirror supplier in China. Shunde Donnelly Zhen Hua manufactures interior and exterior mirror systems for automakers in China. In 1999, the Company also formed an additional joint venture with Ganxiang, called Shanghai Donnelly Ganxiang Automotive Systems Co. Ltd. (“Shanghai Donnelly Ganxiang”) for the manufacture, sale and distribution of outside mirrors primarily for the Chinese automotive market. The Company’s investment in Shanghai Donnelly Ganxiang consisted of technology and a transfer to Ganxiang of a 5% interest of its Shunde Donnelly Zhen Hua joint venture. As a result of these transactions, the Company holds a 25% interest in both of these joint ventures.

In the fourth quarter of 1996, the Company formed Shanghai Donnelly Fu Hua, Window Systems Company, Ltd. (“Shanghai Donnelly FuHua”), a 50-50 joint venture and Shanghai Fu Hua Glass Company, Ltd. (“Shanghai Fu Hua”), which produces automotive window systems for the Chinese and Australian markets. Shanghai Fu Hua was originally a joint venture between Ford Motor Company and Shanghai Yao Hua Glass Works. In August of 2000, Ford sold its interest in Shanghai Fu Hua to Pilkington Glass Company, changing the name to Shanghai Yao Hua Pilkington Autoglass Co. Ltd. The Company’s position in Shanghai Donnelly Fu Hua as a result of the sale, however, has remained unchanged, except that it now has options to purchase additional interest in Shanghai Yao Pilkington Autoglass Co. Ltd.

In the third quarter of calendar 1999, the Company sold its 50% interest in Lear Donnelly Overhead Systems, LLC (“Lear Donnelly”) to Lear Corporation (“Lear”), its partner in the joint venture, resulting in a pre-tax gain of $18.5 million, or $1.11 per share after-tax, in the six months ended December 31, 1999. In consideration for its interest in Lear Donnelly, the Company received a Lear Donnelly product line and other net proceeds of $28.4 million, which consisted of $24.2 million in cash as well as certain assets, net of liabilities assumed. The Company’s equity in the financial results of Lear Donnelly is not included in the Company’s financial statements after September 1999.

In 1999, the Company formed Schott–Donnelly LLC Smart Glass Solutions (“Schott-Donnelly”), a 50-50 joint venture with Schott North America Manufacturing, Inc. (“Schott”), a wholly owned subsidiary of Schott Glass, which is based in Germany and is one of the world’s leading producers of specialty glass products. The joint venture developed electrochromic glass for automotive and architectural applications. The Company contributed certain assets and liabilities upon the formation of the joint venture and received $2 million in cash, which was recorded as a pre-tax gain. In accordance with the LLC operating agreement, losses generated by the joint venture were to be allocated to Schott until Schott had contributed $9.5 million; this level of contribution has not been realized to date. Currently, Schott-Donnelly is inactive but remains un-dissolved. The Company has no investment in this venture recorded as of December 31, 2001.

In 1999, the Company began consolidating the financial statements of Varitronix EC (Malaysia) Sdn. Bhd. (“Varitronix EC”). Varitronix EC is based in Malaysia and is the Company’s 50-50, joint venture with the Malaysian subsidiary of Varitronix International Ltd. (“Varitronix”). The Company has control over the joint venture by holding three of the joint venture’s five board of director positions and is therefore required to consolidate its financial statements. Varitronix, based in Hong Kong, is a global leader in the market for liquid crystal display market. Varitronix EC provides support for the Company’s worldwide electrochromic mirror production.

In the third quarter of calendar 1999, the Company sold its remaining interest in VISION Group plc (“VISION Group”) for $8.6 million and recognized a pre-tax gain of approximately $5.5 million, or $0.35 per share, after-tax. The Company’s equity in the financial results of VISION Group have not been included in the Company’s financial statements after November 1, 1998.

In December 1998, the Company merged its wholly owned subsidiary, Donnelly Optics Corporation (“Optics”) into a wholly owned subsidiary of Applied Image Group, Inc. (“AIG”), a New York Corporation. In the merger, the Company received a 13% interest in AIG and a $5 million convertible note. AIG develops and manufactures opto-imaging products for the lighting, automotive, optical and photonics industries. The Company accounts for its investment in AIG on the cost method.

In 1997, the Company acquired majority control of, and began consolidating the financial statements of Donnelly Hohe GmbH & Co., KG (“Donnelly Hohe”). Donnelly Hohe, based in Collenberg, Germany, supplies many of the leading European automakers with interior and exterior rearview mirror systems through manufacturing facilities in Germany and Spain. Although the Company owns 66 2/3 percent of Donnelly Hohe, it includes 100 percent of the losses of Donnelly Hohe in its net income as the minority partners’ equity basis has been previously exhausted and subsequent funding has been provided by the Company. The Company continues to hold an option to purchase the remaining minority ownership interest in Donnelly Hohe through various options. The minority partners also hold an option to require the Company to buy their interests at any time based upon a predetermined formula, which is currently valued at less than $2 million. Presently, neither party has exercised their respective option under the purchase agreement.

Summarized balance sheet and income statement information for the Company’s investments accounted for under the equity method is shown below for the 2000 and 1999 periods. Equity method investments are no longer material to the Combined Consolidated Financial Statements and therefore, this information has not been presented for 2001:

	Year Ended	Six Months Ended	Year Ended

In thousands	2000	December 31, 1999	1999

Summarized Balance Sheet Information
Current assets	$8,378	$4,009	$50,128
Non-current assets	6,586	5,655	43,158
Current liabilities	21,469	2,483	36,340
Non-current liabilities	254	14,942	36,945

Net equity (deficit)	$(6,759)	$(7,761)	$20,001

Summarized Income Statement Information
Net sales	$19,427	$6,849	$225,430
Costs and expenses	27,478	9,831	233,092

Net loss	$(8,051)	$(2,982)	$(7,662)

3.    NATURE OF OPERATIONS

The Company is a global supplier to the automotive industry, primarily through manufacturing operations, and also through various joint ventures in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with interior and exterior vision systems, modular window systems and door closure systems.

During the fourth quarter of 2001, the Company completed its change to a new corporate organizational structure. The Company was previously managed primarily on a geographical basis. The Company now operates under a global approach with two reportable segments: Electronic Operations (“Electronics”) and Global Exterior Automotive Operations (“Exterior”). The reportable segments are strategic business units that are managed separately based on the nature of the product content and the technologies and manufacturing processes involved. The Electronics segment primarily produces interior rearview mirrors, electrochromic mirror cells, camera vision products for the automotive market, specialty coated glass and various electronic modules for both automotive and non-automotive markets. The Exterior segment primarily produces modular windows, exterior rearview mirrors and door handles for the automotive industry. As part of the new structure, the Company changed the way in which it allocates corporate expenses to the various segments. Due to these changes, data for all prior periods has been restated to conform to the current segment definitions and allocation methods.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance for the segments listed on pre-tax operating earnings. The Company accounts for inter-segment sales and transfers at current market prices and inter-segment services at cost.

A summary of the Company’s operations by business segments is as follows:

In thousands	Electronics	Exterior	Other Segments*	Total Segments

Year ended December 31, 2001:
Revenues from external customers	$197,169	$648,967	$1,791	$847,927
Intersegment revenues	18,697	3,386	—	22,083
Segment profit (loss)	(8,938)	32,955	(2,093)	21,924
Interest income	409	3761	—	4,170
Interest expense	47	1,761	37	1,845
Depreciation and amortization	9,081	19,508	370	28,959
Identifiable assets	100,641	201,070	1,447	303,158
Investment in equity affiliates	—	—	5,009	5,009
Capital expenditures	11,514	16,513	5	28,032

Year ended December 31, 2000:
Revenues from external customers	$172,448	$684,813	$218	$857,479
Intersegment revenues	7,518	2,663	—	10,181
Segment profit	2,588	31,398	—	33,986
Interest income	1,637	3,437	—	5,074
Interest expense	(214)	1,713	20	1,519
Depreciation and amortization	6,730	18,909	117	25,756
Identifiable assets	97,855	237,457	5,723	341,035
Investment in equity affiliates	—	—	4,376	4,376
Capital expenditures	11,243	30,726	343	42,312

Six months ended December 31, 1999:
Revenues from external customers	$66,321	$344,864	$10,456	$421,641
Intersegment revenues	6,167	1,028	—	7,195
Segment profit (loss)	2,986	11,846	(2,782)	12,050
Interest income	373	2,118	—	2,491
Interest expense	(161)	871	—	710
Depreciation and amortization	2,829	8,919	(68)	11,680
Identifiable assets	75,519	252,883	5,748	334,150
Investment in equity affiliates	—	—	2,903	2,903
Capital expenditures	7,378	11,951	20	19,349

Fiscal year ended July 3, 1999:
Revenues from external customers	$129,567	$727,929	$47,473	$904,969
Intersegment revenues	4,661	811	—	5,472
Segment profit (loss)	212	31,935	(6,184)	25,963
Interest income	192	2,910	(1,152)	1,950
Interest expense	(129)	2,627	44	2,542
Depreciation and amortization	4,805	17,099	66	21,970
Identifiable assets	61,197	245,114	3,605	309,916
Investment in equity affiliates	—	—	11,291	11,291
Capital expenditures	16,832	36,040	758	53,630

*Other Segments category includes the Company’s automotive joint ventures and automotive operations in Brazil.

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
In thousands	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Segment profit from reportable segments	$24,017	$33,986	$14,832	$32,147
Segment profit (loss) from other segments	(2,093)	—	(2,782)	(6,184)
Restructuring and other (charges) credits	(6,433)	3,796	—	(8,777)
Gain on sale of equity investments	—	352	18,458	5,498
Gain on formation of joint venture	—	—	—	2,000
Corporate and other expenses**	(11,633)	(16,553)	(4,022)	(15,694)

Income before taxes on income	$3,858	$21,581	$26,486	$8,990

** Corporate and other expenses category includes centralized corporate functions such as advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

In thousands	December 31, 2001	December 31, 2000

Identifiable Assets:
Total assets of reportable segments	$301,711	$335,312
Total assets of other segments	1,447	5,723
Corporate and other assets**	70,484	83,834

Total Consolidated Assets	$373,642	$424,869

** Corporate and other assets category includes tax-related assets, fixed assets related to centralized corporate and advanced research functions, consisting primarily of buildings and equipment, capitalized costs and financial assets.

The following summarizes the Company’s sales by major product line:

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
In thousands	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Interior rearview mirror systems	$170,858	$154,302	$60,712	$118,227
Exterior rearview mirror systems	293,954	276,757	142,822	296,755
Modular window systems	287,325	328,140	161,594	335,345
Interior lighting and trim	—	11,503	21,806	73,626
Door handle systems	45,618	45,871	19,273	57,318
Electronic sensor modules and other products	50,172	40,906	15,434	23,698

	$847,927	$857,479	$421,641	$904,969

Sales to major automobile manufacturers as a percentage of the Company’s net sales follows:

	Year Ended	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999		July 3, 1999
Ford	23%	27%	28	%.	4%
DaimlerChrysler	14	19	21		21
General Motors	12	7	8		6

	49%	53%	57%		51%

A summary of the Company’s operations by geographic area follows and does not include sales of joint ventures in which the Company holds a non-controlling ownership interest. North American revenues result from sales generated from the United States and are classified as either United States or Export sales according to customer shipment location. Foreign revenues are generated from sales originating from foreign operations located in Germany, Ireland and other foreign countries.

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
In thousands	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Revenues:
North America:
United States	$464,552	$464,321	$223,791	$482,062
Export:
Americas	92,652	115,511	53,754	122,513
Asia	6,748	8,994	4,853	6,847
Europe	86	45	488	1,355
Other	611	461	140	386

	564,649	589,332	283,026	613,163
Foreign:
Germany	145,153	137,443	79,329	177,196
Ireland	71,578	71,664	30,431	61,682
Other foreign	66,547	59,040	28,855	52,928

	$847,927	$857,479	$421,641	$904,969

In thousands	December 31, 2001	December 31, 2000

Long-Lived Assets:
United States	$130,543	$140,865
Germany	38,957	45,370
Ireland	8,501	10,145
Other foreign	24,910	22,994

	$202,911	$219,374

4.    RESTRUCTURING AND OTHER CHARGES

On July 9, 2001, the Company announced restructuring initiatives in Europe and North America (“the 2001 plan”) to enhance efficiency and profitability while maintaining focus on customers and products. The 2001 plan is comprised of a combination of margin improvement and overhead reduction objectives to be achieved through the outsourcing of “non-core” operations in Europe, as well as the elimination of approximately 125 production, engineering and support positions in both Europe and North America. Planned actions are anticipated to be completed during fiscal 2002.

Due to economic and industry conditions, the Company announced additional actions during the fourth quarter of 2001 to aggressively reduce costs and improve profitability. These actions include (1) the elimination of approximately 60 employees and 15 open or contract positions across North America and Europe; (2) the elimination of three senior management positions; and (3) closure of the Company’s window plant in Mt. Sterling, Kentucky which will result in the termination of approximately 120 employees and involve the move of certain programs and related equipment from Kentucky to the Company’s operations in West Michigan by April 2002.

A restructuring charge of $7.9 million pre-tax, or $5.1 million at net income, primarily related to termination benefits for affected employees under the aforementioned initiatives, was recognized in 2001 under the combined plans. The actions are expected to be complete by April 2002.

In the third quarter of 2001, the Company reversed the remaining reserve balance at its subsidiary, Donnelly Vision Systems Europe, Ltd., which totaled $0.5 million pre-tax or $0.3 million at net income, due to the sale of certain assets of the subsidiary and related operations to Eaton Corporation.

Coinciding with the announcement of the 2001 plan, the Company concluded all previous plans. The remaining reserve balance related to these plans, which totaled $1.0 million pre-tax or $0.6 million of net income, was taken into operating income in the third quarter of 2001.

The activities on prior restructuring plans were as follows:

In May 1997, the Company announced a plan (“the 1997 plan”) for the elimination of redundant operations and outsourcing of inefficient operations throughout Europe, which resulted in a $10.0 million pre-tax restructuring charge, or $5.3 million at net income. A reduction of $1.1 million was recorded to the restructuring reserve in 1998 associated with changes to the 1997 plan. Remaining actions of the 1997 plan were included in the 1999 plan.

In February 1999, the Company announced a restructuring plan (“the 1999 plan”) based on a strategy to consolidate and streamline manufacturing operations in Germany. An $8.8 million pre-tax restructuring charge, or $4.7 million at net income, was recorded for the 1999 plan, including $1.4 million for impairment of assets and $7.4 million for anticipated incremental cash expenditures related to the severance and voluntary retirement programs for approximately 200 production, sales, engineering and support personnel.

In the fourth quarter of 2000, as required by generally accepted accounting principles for restructuring charges, the Company reduced its total restructuring reserve by $3.8 million pre-tax, or $2.4 million at net income. The reduction was attributable to (1) higher than anticipated voluntary employee attrition and (2) changing circumstances within the market and operations, which made the outcome of some aspects of the plans uncertain.

Details of the restructuring reserves are as follows:

In thousands	1997/1999 Plans	2001 Plan

Accrued Restructuring Costs at June 27, 1998	$3,332	$—
Accrued provisions	8,777	—
Amounts utilized	(1,509)	—
Impact of foreign currency translation	(535)	—

Accrued Restructuring Costs at July 3, 1999	10,065	—
Accrued provisions	—	—
Amounts utilized	(686)	—
Impact of foreign currency translation	(281)	—

Accrued Restructuring Costs at December 31, 1999	9,098	—
Accrued provisions	—	—
Amounts utilized	(1,406)	—
Reserve reduction	(3,796)	—
Impact of foreign currency translation	(665)	—

Accrued Restructuring Costs at December 31, 2000	3,231	—
Accrued provisions	—	7,866
Amounts utilized	(1,742)	(2,825)
Reserve reduction	(1,489)	—
Impact of foreign currency translation	—	(173)

Accrued Restructuring Costs at December 31, 2001	$—	$4,868

5.    ACCOUNTS RECEIVABLE SECURITIZATION

The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $50 million. The agreement expires in February 2003; however, it is renewable for one-year periods with the consent of bank participants. The Company expects to extend the current agreement or replace it on comparable terms. At December 31, 2001 and 2000, a $35.8 million and $38.5 million interest, respectively, had been sold under this agreement with proceeds used to reduce revolving lines of credit. The sale of receivables is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing cost of issuing its own commercial paper backed by these accounts receivable. The Company’s retained interests in the receivables as of December 31, 2001 and 2000 were approximately $38.3 million and $55.0 million, respectively. This retained interest, which is included in the accounts receivable balance reflected in the Combined Consolidated Balance Sheet, is recorded at fair value. Due to a short average collection cycle of such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

6.    INVENTORIES

Inventories consist of:

In thousands	December 31, 2001	December 31, 2000

Finished products and work in process	$17,280	$18,124
Raw materials	41,860	37,809

	$59,140	$55,933

7.    DEBT AND OTHER FINANCING ARRANGEMENTS

Debt consists of:

In thousands	December 31, 2001	December 31, 2000
Worldwide multi-currency borrowings under revolving credit agreements at 3.51% and 7.28%	$51,901	$78,031
Senior notes:
6.67%, due 2003, principal payable in semi-annual installments of $687	2,750	6,250
7.22%, due 2004, principal payable in semi-annual installments of $1,750	6,250	9,750
6.70%, due 2005, principal payable in semi-annual installments of $2,333	13,000	17,667
Industrial revenue bonds:
Adjustable rates (2.24% at December 31, 2001 and 4.84% at December 31, 2000) due in 2008-2010	9,500	9,500
8.13%, due in 2012	5,000	5,000
Other	5,566	6,500

Total	93,967	132,698
Less current maturities	50	90

	$93,917	$132,608

The Company has an unsecured, $160 million multi-currency global revolving credit agreement which bears interest, at the election of the Company, at a floating rate under one of three alternative elections. A variable facility fee, currently at 0.225%, is paid on the credit line. This revolving credit agreement expires in September 2002, at which time the Company may convert the loan to a term loan payable in quarterly installments over the next two years; the Company, however, anticipates replacing the revolving credit agreement before it matures in September 2002.

The senior notes are unsecured. The $9.5 million industrial revenue bonds are secured by letters of credit, which expire in 2002. The purchased land, building and equipment collateralize all industrial revenue bonds.

The various borrowings subject the Company to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At December 31, 2001, the Company was in compliance with all related covenants. Currently, we do not anticipate any circumstances that would cause a debt covenant issue to arise.

Subsequent to the balance sheet date, the Company completed a $20 million private placement debt agreement with two equal repayments due in 2009 and 2012 at fixed rates averaging 7%. As a result, the Company has classified approximately $12 million of current maturities as long-term due to the intent to refinance these under this or other long-term financing arrangements.

The carrying value of long-term, fixed-rate debt as of December 31, 2001 and December 31, 2000 was $27 million and $38 million compared with estimated fair values of $28.3 million and $39.4 million, respectively.

Annual principal maturities at December 31, 2001 (as adjusted per above) consist of:

Year ending In thousands	Amount

2002	$50
2003	45,956
2004	29,618
2005	2,040
2006 and thereafter	16,303

$93,967

8.    DERIVATIVE INSTRUMENTS

The Company utilizes interest rate swaps and foreign exchange contracts to manage exposure to fluctuations in interest and foreign currency exchange rates and, accordingly, accounts for them on a hedging rather than trading basis. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not material. At December 31, 2001 and 2000, the Company had interest rate swaps with an aggregate notional amount of $15 million and fair values of ($0.7) million and ($0.5) million, respectively. The Company has recorded the fair value of these swaps in other liabilities in accordance with SFAS 133 and determined the fair value to be insignificant to the Combined Consolidated Financial Statements as of December 31, 2001. These interest rate swaps effectively converted $15 million of the Company’s variable interest rate debt to fixed rates at December 31, 2001 and 2000. As of December 31, 2001, the Company was currently paying a weighted-average fixed rate of 7.87%, calculated on the notional amounts. These swap agreements have varied expirations through 2003. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties, and thus are not a measure of the exposure to the Company through its use of these instruments. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

The Company has entered into foreign exchange contracts to hedge against changes in foreign currency exchange rates for the benefit of its Irish subsidiaries. The Company had no outstanding foreign exchange contracts at December 31, 2001 and $1.4 million (notional amount) in contracts at December 31, 2000. The foreign exchange contracts require the Company to exchange foreign currencies for Irish punts and generally mature within twelve months. Deferred gains and losses were included on a net basis in the Company’s combined consolidated financial statements as either other assets or other liabilities and were recognized in income as part of a sale transaction when it was completed.

9.    BENEFIT PLANS

The following provides information relating to the Company’s significant benefit plans:

A. 401(k) Plan

The Company began matching employee retirement savings contributions under its 401(k) plan in Company Class A common stock during 2001. The plan permits the issuance of 800,000 shares in matching contributions and requires that employees hold matched stock for a period of one year from issuance; after which they may trade into other fund options provided under the 401(k) plan. The Company issued 45,348 shares in 2001 under the plan. The plan also allows employees to trade into the Company stock fund on the open market from other funds held under the plan. Less than 1% of plan assets at December 31, 2001 were held in Company stock. The Company incurred expenses for contributions relating to the 401(k) plan of $2.1 million for the years ended December 31, 2001 and December 31, 2000 and $0.5 million for the six-months ended December 31, 1999 and the fiscal year ended July 3, 1999.

B. Pension Benefits

The Company sponsors defined benefit pension plans covering substantially all domestic employees and employees at the Company’s Donnelly Mirrors Limited facility in Ireland. Pension costs for the plans are funded in amounts that equal or exceed regulatory requirements. Plan assets are primarily corporate equity and debt securities.

Weighted-average assumptions used:

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Discount rate (based on end of the year)	7.00%	7.50%	8.00%	7.50%
Compensation increase	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	9.50%	9.50%	9.50%	9.50%

Net periodic pension cost was comprised of the following components
In thousands:
Service cost	$5,176	$4,355	$2,371	$5,085
Interest cost	8,083	7,069	3,343	6,459
Expected return on plan assets	(7,529)	(7,725)	(3,727)	(7,087)
Net amortization, deferral and other	(479)	(684)	(147)	(175)

Net periodic benefit cost	$5,251	$3,015	$1,840	$4,282

The following tables provide a reconciliation of the changes in the plans’ benefit obligations, fair value of assets and funded status:

	Year Ended	Year Ended
In thousands	December 31, 2001	December 31, 2000

Change in benefit obligation
Benefit obligation at beginning of period	$105,706	$86,278
Service cost	5,176	4,355
Interest cost	8,083	7,069
Plan participants’ contributions	210	103
Actuarial losses and other	7,195	10,492
Foreign exchange rate changes	(668)	(592)
Benefits paid	(2,452)	(1,999)

Benefit obligation at end of period	$123,250	$105,706

Change in plan assets
Fair value of plan assets at beginning of period	$83,943	$86,326
Actual return on plan assets	(3,014)	685
Foreign exchange rate changes	(1,023)	(1,149)
Plan participants’ contributions	210	168
Benefits paid and other	(2,371)	(2,087)

Fair value of plan assets at end of period	$77,745	$83,943

Funded status	$(45,505)	$(21,763)
Unrecognized net actuarial (gain) loss and other	17,908	(321)
Unrecognized prior service cost	(3,462)	(3,851)

Accrued benefit cost	$(31,059)	$(25,935)

C. Post-retirement Health Care Benefits

The Company provides certain health care and life insurance benefits for eligible active and retired domestic employees hired before July 1, 1998. The plan contains cost-saving features such as deductibles, coinsurance and a lifetime maximum and is un-funded. The Company accrues, during the employee’s years of service, the expected cost of providing post-retirement benefits to the employee and the employee’s beneficiaries and covered dependents. The funding policy for these benefits is to pay covered expenses as incurred.

Assumptions used are as follows:

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Discount rate (based on end of the year)	7.00%	7.50%	8.00%	7.50%
Health care cost trend rate (a)	7.00%	7.00%	7.00%	8.00%
Net periodic pension cost was comprised of the following components
In thousands:
Service cost	$735	$581	$318	$650
Interest cost	1,217	1,085	497	938
Amortization of transition obligation over 22 years	360	360	180	360
Net other amortization	30	10	15	30
Net periodic benefit cost	$2,342	$2,036	$1,010	$1,978

(a)	Gradually declining to 6.5% in 2004 and remaining level thereafter.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and funded status:

	Year Ended	Year Ended
In thousands	December 31, 2000	December 31, 2001

Change in benefit obligation
Benefit obligation at beginning of period	$15,716	$13,185
Service cost	735	581
Interest cost	1,217	1,085
Actuarial losses	1,415	1,065
Benefits paid	(250)	(200)

Benefit obligation at end of period	$18,833	$15,716

Funded status	$(18,833)	$(15,716)
Unrecognized net actuarial (gain) loss and prior service cost	1,287	(98)
Unrecognized transition obligation	4,861	5,221

Accrued benefit cost	$(12,685)	$(10,593)

The assumed health care cost trend rates have a significant effect on the amounts reported. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands	1% Increase	1% Decrease

Effect on service and interest cost components	$149	$(176)
Effect on post-retirement benefit obligation	$1,013	$(1,120)

10.    TAXES ON INCOME

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
In thousands	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Income before taxes on income consists of:
Domestic	$9,563	$20,089	$28,637	$27,655
Foreign	(5,705)	1,492	(2,151)	(18,665)

	$3,858	$21,581	$26,486	$8,990

Tax expense (benefit) consists of:
Current:
Domestic	$(7,670)	$704	$9,787	$1,169
Foreign	1,674	1,457	908	1,839

	$(5,996)	$2,161	$10,695	$3,008

Deferred:
Domestic	$9,503	$3,781	$1,156	$5,484
Foreign	(3,327)	1,195	(2,404)	(7,034)

	6,176	4,976	(1,248)	(1,550)

	$180	$7,137	$9,447	$1,458

Deferred Tax Benefits Recorded on Equity Losses	$—	$2,281	$882	$1,367

The difference between the Company’s income tax provision and the amount that would be computed by applying the federal statutory income tax rate to income before taxes on income is reconciled as follows:

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Income taxes at federal statutory rate	35%	35%	35%	34%
Impact of:
Tax asset adjustment for rate change	—	15	—	—
Available tax credits	(17)	(2)	—	(10)
Foreign tax rate differentials	13	(7)	2	5
Export sales tax benefits	(36)	(11)	(2)	(15)
Other	10	3	1	2

Effective tax rate	5%	33%	36%	16%

The tax rate in Germany decreased by approximately 10 percentage points during the fourth quarter of 2000. As a result of this change, the related deferred tax assets and net income were reduced by $3.4 million.

Deferred income taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and those amounts as measured by income tax laws. The Company has grouped the non-current net deferred tax assets (liabilities) with other assets (liabilities) on the accompanying balance sheets. The tax effects of temporary differences, which give rise to a significant portion of deferred tax assets (liabilities), are as shown below. A significant portion of the change in net deferred tax asset (liability) is related to the acquisition of Donnelly Electronics and subsequent filing of amended tax returns during 2001.

In thousands	December 31, 2001	December 31, 2000

Fixed assets	$(21,045)	$(18,679)
Retirement plans	12,185	9,396
Post-retirement benefits	4,440	3,778
Net loss carry-forwards and other	3,464	12,512
Valuation allowance	(881)	(889)

Net deferred tax asset (liability)	$(1,837)	$6,118

Deferred taxes are classified in the accompanying balance sheets as follows:

In thousands	December 31, 2001	December 31, 2000

Current income tax asset	$3,526	$4,499
Non-current income tax asset (liability)	(5,363)	1,619

Net deferred tax asset (liability)	$(1,837)	$6,118

At December 31, 2001, the Company effectively has net operating loss carry-forwards for which no tax benefit has been realized of $9.5 million. These net operating loss carry-forwards expire in 2020.

11.    PREFERRED STOCK AND COMMON STOCK

Each share of 7 1/2% cumulative preferred stock is entitled to one vote for the election of the members of the Board of Directors not elected by the holders of Class A Common Stock, and all other matters at all shareholders’ meetings whenever dividend payments are in arrears for four cumulative quarters. No arrearage existed at December 31, 2001. The preferred stock is redeemable in whole or in part, if called by the Company, at $10.50 per share. Additionally, there are 1,000,000 authorized shares of series preferred stock, no par value with none outstanding.

Each share of Class A Common Stock and Class B Common Stock is entitled to one vote and ten votes, respectively, at all shareholders’ meetings. The holders of Class A Common Stock are entitled to elect one quarter of the members of the Board of Directors. The remaining directors are elected by the holders of Class B Common Stock and any preferred stock entitled to vote.

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
In thousands, except per share data	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Net income	$2,584	$11,123	$15,296	$4,989
Less: Preferred stock dividends	(40)	(40)	(20)	(40)

Income available to common stockholders	$2,544	$11,083	$15,276	$4,949

Weighted-average shares	10,362	10,168	10,139	10,091
Plus: Effect of dilutive stock options	17	14	31	29

Adjusted weighted-average shares	10,379	10,182	10,170	10,120

Basic earnings per share	$0.25	$1.09	$1.51	$0.49

Diluted earnings per share	$0.25	$1.09	$1.50	$0.49

The following stock options (in thousands) were not included in the computation of diluted EPS because the exercise prices were greater than average quarterly market prices.

Exercise Market Price	2001	2000	1999.5	1999

$13.00–$13.99	—	47	—	—
$14.00–$14.99	99	82	—	20
$15.00–$15.99	180	209	176	51
$16.00–$16.99	39	45	50	50
$17.00–$17.99	83	97	98	98
$20.00–$20.99	5	5	5	5
$22.00–$22.99	115	121	129	130

12.    STOCK PURCHASE AND OPTION PLANS

The Company’s 1998 Employees’ Stock Purchase Plan permits the purchase in an aggregate amount of up to 300,000 shares of Class A Common Stock. Eligible employees may purchase stock at 85% of market value up to a maximum of $25,000 per employee in any calendar year. The Company issued 35,080 shares in 2001, 31,038 shares in 2000, 16,287 shares in the six-month period ended December 31, 1999, and 14,182 shares in 1999 under this plan. The Company also issued 16,831 shares in 1999 under a previous plan.

The Company’s stock option plans permit the granting of either non-qualified or incentive stock options to certain key employees and directors to purchase an aggregate amount of up to 975,000 shares of the Company’s Class A Common Stock. The options granted under the 1987 and 1997 Employee Option Plans and Non-employee Director Stock Option Plan become exercisable twelve months after date of grant and expire ten years after the date of grant. The options granted under the 1998 Employee Stock Option Plan become exercisable in three equal annual installments, beginning twelve-months after the date of grant and expire ten years after the date of grant. Although the plan administrator may establish the non-qualified option price at below market value at the date of grant, incentive stock options may be granted only at prices not less than the market value. At December 31, 2001, 711,500 options were available for grant.

A summary of the Company’s stock option activity and related information follows:

In thousands, except per share data	Shares Under Option	Weighted- Average Exercise Price Per Share

Outstanding at June 27, 1998	498	$15.92

Granted in fiscal 1999	123	16.98
Exercised	(35)	9.75
Canceled	(23)	19.81

Outstanding at July 3, 1999	563	16.38

Exercisable at July 3, 1999	441	16.21

Granted in the six-month period ended December 31, 1999	161	15.44
Exercised	(2)	8.48
Canceled	(5)	16.97

Outstanding at December 31, 1999	717	16.19

Exercisable at December 31, 1999	559	16.40

Granted in fiscal 2000	87	12.40
Exercised	(9)	9.96
Canceled	(45)	16.48

Outstanding at December 31, 2000	750	15.80

Exercisable at December 31, 2000	580	16.35

Granted in fiscal 2001	181	13.40
Exercised	(24)	8.89
Canceled	(115)	14.70

Outstanding at December 31, 2001	792	15.63

Exercisable at December 31, 2001	566	$16.45

			Weighted-Average
	Number of Options		Option Price
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Remaining Contractual Life
December 31, 2001:
$12.38–$14.875	413	224	$13.42	$13.60	6.34 yrs.
$15.44–$22.99	379	342	$18.03	$18.31	6.07 yrs.

	792	566

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its stock awards using the fair value method consistent with SFAS 123 and had recognized compensation expense. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.90%, 5.15%, 6.52% and 6.07%; dividend yield of 2.9%, 2.9%, 2.6% and 2.5%; expected market price volatility factors of 0.311, 0.319, 0.313 and 0.316; and an expected option life of seven years, for 2001, 2000, the six-month period ended December 31, 1999, and the fiscal year ended July 3, 1999, respectively.

The weighted-average, grant-date fair value of options were $3.98, $3.80, $5.28 and $5.76 for stock options granted in 2001, 2000, the six-month period ended December 31, 1999, and the fiscal year ended July 3, 1999, respectively.

Pro forma information under SFAS No. 123 is as follows:

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
In thousands, except per share data	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Net income:
As reported	$2,584	$11,123	$15,296	$4,989
Pro forma	2,169	10,732	14,924	4,145
Basic earnings per share of common stock:
As reported	$0.25	$1.09	$1.51	$0.49
Pro Forma	0.21	1.05	1.47	0.41
Diluted earnings per share of common stock:
As reported	$0.25	$1.09	$1.50	$0.49
Pro forma	0.21	1.05	1.46	0.41

13.    COMMITMENTS AND CONTINGENCIES

A. Litigation

On May 23, 2001, Schefenacker Vision Systems USA, Inc. (“Schefenacker”) filed a lawsuit in St. Clair County Circuit Court of Michigan against the Company and two of its employees formerly employed by Schefenacker. The complaint seeks unspecified damages and injunctive relief and alleges misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contractual relations and unfair competition. An answer was filed on behalf of all defendants, in which we and the other defendants denied all liability and asserted several affirmative defenses.

On October 5, 2000, the Company filed a complaint against Reitter & Schefenacker USA Limited Partnership and Reitter & Schefenacker GmbH & Co., KG in the U.S. District Court for the Western District of Michigan. The complaint alleges that the defendants have infringed on three of the Company’s patents relating to interior rearview mirror assemblies incorporating lighting features. The complaint seeks unspecified damages and an injunction against further infringement. Defendant Reitter & Schefenacker USA Limited Partnership has filed an answer denying infringement and alleging that the patents at issue are invalid and/or unenforceable. Defendant Reitter & Schefenacker GmbH & Co., KG has not yet filed an answer but has stated that it intends to assert that it is not subject to the jurisdiction of the court.

The Company and its subsidiaries are involved in certain other legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. Although the Company maintains accruals for such claims when warranted, there can be no assurance that such accruals will continue to be adequate. The Company believes that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company’s financial position, results of operations and liquidity, individually and in the aggregate.

B. Other

As of December 31, 2001, the Company had capital expenditure purchase commitments outstanding of approximately $4.4 million.

The Company provides a guarantee for $7.0 million in municipal funding for one of the Company’s manufacturing facilities in Michigan.

14.    LEASES

Future minimum lease payments, excluding renewal options, consist of:

Year ending In thousands

2002	$7,422
2003	5,875
2004	5,248
2005	4,189
2006 and thereafter	2,829

Total minimum lease payments	$25,563

The Company has operating leases for office, warehouse, manufacturing facilities and manufacturing equipment. Rental expense charged to operations amounted to approximately $6.2 million, $4.5 million, and $5.2 million for 2001, 2000, and 1999, respectively, and approximately $2.4 million for the six months ended December 31, 1999. In 2001, the Company entered into an agreement for the sale and leaseback of newly installed equipment. The equipment was sold at cost and no gain or loss was recognized on the transaction. The lease, which is classified as an operating lease, has an initial term of four years, three optional one-year renewals and a 20% option to purchase the equipment after the full seven-year term. The Company has historically entered into sale and leaseback transactions. The rental’s attributable to these transactions are included in the table above.

15.    QUARTERLY FINANCIAL DATA—UNAUDITED

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Year ended December 31, 2001:
Net Sales	$220,001	$227,276	$191,413	$209,237	$847,927
Gross profit	32,847	37,630	24,097	33,468	128,042
Operating income (loss)	2,443	6,985	(8,901)	6,249	6,776
Net income (loss)	(70)	5,040	(6,319)	3,933	2,584
Basic and diluted earnings (loss) per share	(0.01)	0.49	(0.61)	0.38	0.25
Dividends declared per share of common stock	0.10	0.10	0.10	0.10	0.40

Year ended December 31, 2000:
Net Sales	$237,404	$227,492	$192,684	$199,899	$857,479
Gross profit	41,280	38,794	25,328	31,574	136,976
Operating income (loss)	10,637	9,664	(2,586)	7,612	25,327
Net income (loss)	5,567	5,530	(1,680)	1,706	11,123
Basic and diluted earnings (loss) per share	0.55	0.54	(0.17)	0.17	1.09
Dividends declared per share of common stock	0.10	0.10	0.10	0.10	0.40

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Donnelly Corporation is responsible for the preparation and integrity of the Combined Consolidated Financial Statements and all other information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management’s informed estimates and judgments.

In fulfilling its responsibility for the integrity of financial information, management has established a system of internal accounting control which provides reasonable assurance that assets are properly safeguarded and accounted for and that transactions are executed in accordance with management’s authorization and recorded and reported properly.

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

The Audit Committee of the Board of Directors, consisting solely of outside Directors, regularly meets both separately and jointly with the independent public accountants, management and the Company’s internal audit department, to review and discuss the major audit issues, if any, the quality of the financial reporting, the Company’s accounting principles and practices and the judgements and assumptions which are applied. The Audit Committee also reviews the adequacy of the internal control structure and the quality and competence of the internal audit department and independent public accountants. The independent public accountants have free access to the Audit Committee to discuss auditing and financial reporting matters with or without management present.

/s/ DWANE BAUMGARDNER
J. Dwane Baumgardner, Ph.D. Chairman, Chief Executive Officer and President

/s/ KEVIN L. BROWN
Kevin L. Brown Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

DONNELLY CORPORATION
HOLLAND, MICHIGAN

We have audited the combined consolidated balance sheets of Donnelly Corporation and subsidiaries as of December 31, 2001 and 2000, and the related combined consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2001 and 2000, the six-month period ended December 31, 1999, and the year ended July 3, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelly Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the six-month period ended December 31, 1999, and the year ended July 3, 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the combined consolidated financial statements, the Company changed its method of accounting for start-up and organization costs effective July 4, 1999.

/s/    BDO SEIDMAN

BDO Seidman, LLP
Grand Rapids, Michigan
February 13, 2002

ITEM 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not Applicable.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant. Information relating to the directors and director nominees of the Registrant contained in the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2002, and to be filed pursuant to Regulation 14A, is incorporated by reference.

Executive Officers of the Registrant. Information relating to the executive officers of the Registrant is included under Item 4 of this Form 10-K report.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to executive compensation is contained under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2002, and the information within those sections is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled “Voting Securities and Principal Holders Thereof,” “Nominees for Election as Directors” and “Securities Ownership of Management” in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 17, 2002, and the information within those sections are incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Certain Transactions” in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 17, 2002, and the information within that section is incorporated by reference.

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

1.	Financial Statements. See Item 8.

2.	Financial Statement Schedules.

(i)
Donnelly Corporation. The following are included in Part IV of this report for the years ended December 31, 2001, and 2000, the six month period ended December 31, 1999, and for the year ended July 3, 1999, as applicable.

Page
Report of Independent Certified Public Accountants on Financial Statement Schedule	63
Schedule II Valuation and Qualifying Accounts	64

(ii)
Donnelly Electronics. Financial Statements for Donnelly Electronics, Inc. with the report thereon of BDO Seidman, LLP, dated August 15, 2001, have been incorporated by reference to Item 14(a)(2)(ii), “Exhibits, Financial Statement, Schedules and Reports” of Donnelly Corporation’s annual report on Form 10-K/A for the year ended December 31, 2000 (see Exhibit 99.1).

All other schedules are not submitted because they are not applicable or because the required information is included in the Combined Consolidated Financial Statements or notes thereto.

3.	Exhibits. Reference is made to the Exhibit Index, which is found on the last three pages of the body of this Form 10-K Annual Report preceding the exhibits.

(b) REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

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
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated. The persons named below each hereby appoint J. Dwane Baumgardner and Kevin L. Brown, and each of them severally, as his or her attorney in fact, to sign in his or her name and on his or her behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

/s/ J. DWANE BAUMGARDNER Chairman, Director, Chief Executive Officer and President	/s/ KEVIN L. BROWN Chief Financial Officer, and Chief Accounting Officer

/s/ JOHN A. BORDEN Director	/s/ ARNOLD F. BROOKSTONE Director

/s/ B. PATRICK DONNELLY III Director	/s/ JOAN E. DONNELLY Director

/s/ R. EUGENE GOODSON Director	/s/ THOMAS E. LEONARD Director

/s/ GERALD T. MCNEIVE JR. Director	/s/ RUDOLPH B. PRUDEN Director

/s/ DONALD R. UHLMANN Director

DATE: March 28, 2001
Donnelly Corporation
Annual Report—Form 10-K

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

DONNELLY CORPORATION
HOLLAND, MICHIGAN

The audit referred to in our report dated February 13, 2002, relating to the combined consolidated financial statements of Donnelly Corporation and subsidiaries, which is included in Item 8 of this Form 10-K for the year ended December 31, 2001, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/    BDO SEIDMAN, LLP

BDO Seidman, LLP

Grand Rapids, Michigan
February 13, 2002

DONNELLY CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Changes in Reserve for uncollectible accounts and sales returns and allowances:

	Year Ended	Year Ended	Six Months Ended	Fiscal Year Ended
In thousands	December 31, 2001	December 31, 2000	December 31, 1999	July 3, 1999

Balance at beginning of period	$1,837	$2,449	$1,665	$1,095
Increase due to potentially uncollectible receivables	552	160	685	662
Increase due to consolidation of subsidiary	29		90
Decrease due to significant recoveries*	—	(491)
Decrease due to write-off of bad debts	(500)	(154)
Decrease due to merger of subsidiary into non-consolidated joint venture				(100)
Impact of foreign currency changes	(138)	(133)
Miscellaneous	—	6	9	8

Balance at end of period	$1,780	$1,837	$2,449	$1,665

*	Significant recoveries related to process improvements in accounts receivable management which has substantially reduced exposure for overdue receivables.

ANNUAL REPORT — FORM 10-K

Exhibit Index

3.
Articles of Incorporation and Bylaws are incorporated by reference to Exhibit 3.1 and 3.2 of Registrant’s Registration Statement on Form S-1, as amended, dated March 9, 1988, (Registration No. 33-17167) (“S-1 Registration Statement”).

4.	A specimen stock certificate of the Class A Common Stock was filed as part of Form 10-K for the fiscal year ended June 28, 1997, as Exhibit 4 and is hereby incorporated herein by reference.

10.1	Nationwide Life Insurance Company Debt Agreement, dated March 1, 2002, at interest rates of 6.77% and 7.23%.

10.2	SunTrust Leasing Corporation Equipment Lease Agreement, dated September 27, 2001.

10.3
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

10.4
Nationwide Life Insurance Company Debt Agreement, dated July 15, 1995, at an interest rate of 6.7%, was filed as part of Form 10-K for the fiscal year ended July 1, 1995, as Exhibit 10.1 and is hereby incorporated herein by reference.

10.5
An English language summary of an Acquisition Agreement and related documents written in German between the Registrant, Donnelly GmbH, Donnelly Hohe GmbH & Co. KG (“Hohe”) and other related parties, dated May 25, 1995, was filed as Exhibit 2 to a Form 8-K dated June 9, 1995, and is hereby incorporated herein by reference. An English language translation of an Amendment to the Acquisition Agreement was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 28, 1998, and is hereby incorporated herein by reference

10.6
Nationwide Life Insurance Company Debt Agreement, dated July 1, 1994, at an interest rate of 7.22%, was filed as part of Form 10-K for the fiscal year ended July 2, 1994, as Exhibit 10.1 and is hereby incorporated herein by reference.

10.7
The Principal Mutual Debt Agreement, dated September 1, 1993, at an interest rate of 6.67%, was filed as part of Form 10-K for the fiscal year ended July 3, 1993, as Exhibit 10.2 and is hereby incorporated herein by reference.

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

10.10
The Donnelly Corporation 1987 Employees’ Stock Purchase Plan, including amendments was originally filed as part of a Registration Statement on Form S-8 (Registration No. 33-34746) as Exhibit 28.1, and has been subsequently amended and filed as part of Form 10-Q for the quarter ended September 27, 1997, as Exhibit 10.2 and both such exhibits are hereby incorporated herein by reference.

10.11
The Donnelly Corporation Amended and Restated Non Employee Director’s Stock Option Plan was filed as a part of the Annual Report on Form 10-K for the year ended December 31, 2000, as Exhibit 10.9 and is hereby incorporated by reference.

10.12	The Donnelly Corporation Executive Compensation Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.11 and is hereby incorporated by reference.

10.13	Severance agreement between Donnelly Corporation and J. Dwane Baumgardner dated June 29, 2001.

10.14
Form of Severance Agreement entered into by Donnelly Corporation on June 29, 2001 with each of the following officers: Kevin L. Brown, Steven D. Crandall, John F. Donnelly, Niall R. Lynam, Russell B. Scaffede and Timothy L. Oglesby (Mr. Oglesby’s agreement differs in that Section 3 (a) provides for a multiplier of 1.0 instead of 1.5).

10.15	The Donnelly Corporation Unfunded Deferred Director Fee Plan, as Amended and Restated.

10.16	The Donnelly Corporation Pension Plan for Outside Directors was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.13 and is hereby incorporated by reference.

10.17	The Donnelly Corporation Supplemental Retirement Plan was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.14 and is hereby incorporated by reference.

10.18	The Amended Donnelly Corporation Deferred Compensation Plan was filed as part of Form 10-Q for the quarter ended September 30, 2000, as Exhibit 10.1 and is hereby incorporated by reference.

10.19
Letter from Donnelly Corporation to Mr. Russell Scaffede dated September 15, 1995, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.18 and is hereby incorporated by reference.

10.20
An English language summary of the Security Pooling Agreement written in German between the Registrant and Donnelly Hohe GmbH & Co. KG dated September 15, 1995, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.19 and is hereby incorporated by reference.

10.21
Receivables Purchase Agreement among Donnelly Receivables Corporation, Falcon Asset Securitization Corporation and the First National Bank of Chicago dated as of November 14, 1996, was filed as part of Form 10-K/A for the fiscal year ending June 29, 1996, as Exhibit 10.20 and is hereby incorporated by reference.

10.22
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

10.26
The Donnelly Corporation 1998 Employees’ Stock Purchase Plan was filed as Exhibit B to the Proxy Statement for the October 16, 1998, Annual Meeting of Shareholders and is hereby incorporated by reference.

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

10.31
First amendment dated October 20, 2000, to the January 1, 1997, Donnelly Corporation Deferred Compensation Plan was filed as part of Form 10-Q for the quarter ended September 30, 2000, as Exhibit 10.1 and is hereby incorporated herein by reference.

10.32
Agreement and Plan of Merger among Donnelly Electronics, Inc., Donnelly Electronics Acquisition Corporation and Donnelly Corporation was filed as an Exhibit to Form 8-K dated March 13, 2001, and is incorporated herein by reference.

21	Schedule of Affiliates.

23	Consent of BDO Seidman, LLP, independent public accountants.

99.1	Financial Statements for Donnelly Electronics, Inc. with the report of BDO Seidman, LLP, dated August 15, 2001.