Form 10-Q
period 2002-03-31
DONNELLY CORP
filed 2002-05-15
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2002 Commission File Number 1-9716

DONNELLY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0493110 (IRS Employer Identification No.)
49 West Third Street, Holland, Michigan (Address of principal executive offices)	49423-2813 (Zip Code)
Registrant's telephone number, including area code:	(616) 786-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes       X       No

6,502,443 shares of Class A Common Stock and 4,085,321 shares of Class B Common Stock were outstanding as of April 30, 2002.

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

     CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

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

DONNELLY CORPORATION
INDEX
		Page Numbering
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Combined Consolidated Balance Sheets
	March 31, 2002 and December 31, 2001 (audited)	3
	Condensed Combined Consolidated Statements of Operations
	Three months ended March 31, 2002 and 2001	4
	Condensed Combined Consolidated Statements of Cash Flows
	Three months ended March 31, 2002 and 2001	5
	Notes to Condensed Combined Consolidated Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	11-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
In thousands	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 2,505	$ 1,823
Accounts receivable, less allowance of $1,789 and $1,780	67,798	55,151
Inventories	61,923	59,140
Prepaid expenses and other current assets	32,390	31,091
Total current assets	164,616	147,205
Property, plant and equipment	341,505	338,814
Less accumulated depreciation	154,962	149,002
Net property, plant and equipment	186,543	189,812
Other assets	37,958	36,625
Total assets	$ 389,117	$ 373,642
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 77,371	$ 70,806
Other current liabilities	40,328	34,785
Total current liabilities	117,699	105,591
Long-term debt, less current maturities	93,654	93,917
Postretirement plans and other liabilities	60,739	59,481
Total liabilities	272,092	258,989
Minority interest	2,490	2,295
Shareholders' equity:
Additional paid-in capital	38,335	37,536
Retained earnings	95,642	93,309
Other shareholders' equity	(19,442)	(18,487)
Total shareholders' equity	114,535	112,358
Total liabilities and shareholders' equity	$ 389,117	$ 373,642

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
In thousands, except share data	2002	2001
Net sales	$ 210,640	$ 220,001
Cost of sales	176,959	187,154
Gross profit	33,681	32,847
Operating expenses:
Selling, general and administrative	18,775	20,960
Research and development	9,524	9,444
Total operating expenses	28,299	30,404
Operating income	5,382	2,443
Non-operating (income) expenses:
Interest expense	1,578	2,104
Royalty income	(1,245)	(726)
Other expense, net	297	361
Total non-operating expenses	630	1,739
Income before taxes on income	4,752	704
Taxes on income (benefit)	1,330	(185)
Income before minority interest and
equity earnings	3,422	889
Minority interest in net (income) losses of subsidiaries	(257)	14
Equity in net earnings (losses) of affiliated companies	228	(973)
Net income (loss)	$ 3,393	$ (70)

Per share of common stock:
Basic net earnings (loss) per share	$0.32	$(0.01)
Diluted net earnings (loss) per share	$0.32	$(0.01)
Cash dividends declared	$0.10	$0.10
Average common shares outstanding	10,481,845	10,255,270

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
In thousands	2002	2001

Net Cash Flows From Operating Activities	$ 8,721	$ 22,628
Cash Flows For Investing Activities
Capital expenditures	(6,292)	(10,814)
Investments in and advances to affiliates	(762)	(9,430)
Other	(996)	(1,395)
Net cash for investing activities	(8,050)	(21,639)
Net Cash Flows From (For) Financing Activities	24	(519)
Effect of foreign exchange rate changes on cash	(13)	(95)
Increase in cash and cash equivalents	682	375
Cash and cash equivalents, beginning of period	1,823	4,599
Cash and cash equivalents, end of period	$ 2,505	$ 4,974

Supplemental disclosures of cash flow information
Interest paid	$ 1,076	$ 1,558
Income taxes paid	54	224
Significant non-cash transactions:
Issuance of class A common stock to acquire business	---	2,250

The accompanying notes are an integral part of these statements.

 NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

General: Donnelly Corporation ("the Company"), incorporated in Michigan in 1936, is a global supplier to the automotive market, primarily through manufacturing operations, and also through various joint ventures, in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with rear vision systems, modular window systems and handle products, and incorporates increasing electronic capabilities within those products.

Unaudited Financial Information: The accompanying unaudited condensed combined consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, should not be considered indicative of the results that may be expected for the year ending December 31, 2002. The combined consolidated balance sheet at December 31, 2001, has been taken from the audited combined consolidated financial statements and condensed. The accompanying financial statements and footnotes thereto should be read in conjunction with the Company's report on Form 10-K for the twelve months ended December 31, 2001.

Principles of Consolidation: The financial statements include the accounts of Donnelly Corporation, Donnelly Export Corporation, and all majority owned or controlled subsidiaries (collectively "the Company"), after all significant inter-company balances, transactions and shareholdings have been eliminated and adjustments for minority interests have been made. Investments in companies ranging from 20% to 50% of ownership are accounted for under the equity method unless control exists, in which case the company is consolidated. Investments in companies that amount to less than 20% ownership and without significant influence are accounted for under the cost method.

Voting control of Donnelly Corporation and Donnelly Export Corporation is vested in the same shareholders and the corporations are under common management. Because of these relationships, the accounts of the two corporations are combined in the financial statements as if they were a single entity.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management's current estimates are not expected to materially change in the foreseeable future, the results the Company will ultimately experience could differ from the amounts that are based on the assumptions made.

Fiscal Reporting Period Change: Effective January 1, 2002, the Company changed its quarterly reporting periods from the Saturday nearest calendar quarter end, to actual calendar quarter end.

Goodwill and Other Intangible Assets: Effective January 1, 2002, The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". Under the new standard, goodwill is no longer amortized over its useful life, but will be subject to annual impairment tests. As a result, the Company did not incur any goodwill amortization expense during the first quarter of 2002. Goodwill amortization expense recorded in the first quarter of 2001 was $ 0.2 million, which had a negative $ 0.1 million impact on net income, or $ (0.01) per share. During 2002, the Company will perform a transitional goodwill impairment test retroactive to January 1, 2002. No such testing has been performed as of the date of this filing, and therefore no estimate as to the potential impairment has been established. The changes in the carrying amount of goodwill for the three months ended March 31, 2002 and the year ended December 31, 2001 are as follows:
(In thousands)	Electronics	Exterior	Other	Total

Balance as of December 31, 2000	$ 873	$ 3,815	$ 1,379	$ 6,067
Goodwill from business acquisitions	7,614	---	215	7,829
Amortization	(198)	(371)	(111)	(680)
Currency translation	---	(116)	---	(116)

Balance as of December 31, 2001	8,289	3,328	1,483	13,100
Goodwill from business acquisitions	616	---	---	616
Currency translation	---	(107)	---	(107)

Balance as of March 31, 2002	$ 8,905	$ 3,221	$ 1,483	$ 13,609

See Note 2 for discussion of goodwill from business acquisitions during the quarter.

2.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

In February 2002, the Company acquired a 45.12% interest in ContinuHealth Acquisition, LLC through an original capital contribution of $157,920. ContinuHealth Acquisition, LLC owns 100% of the membership interests in ContinuHealth, LLC, a company organized to coordinate the delivery of medical and other health services for employees of certain employers in the area. There are presently three member employers. The Company's investment in ContinuHealth Acquisition, LLC is a non-controlling interest based on its share of ownership and its representation on the Board of Directors through two of six positions. Accordingly, the Company has accounted for this investment based on the equity method. The Company's share of the operating results of ContinuHealth Acquisition, LLC did not have a material effect on operating results for the three months ended, March 31, 2002.

In February 2002, the Company purchased shares of a subsidiary, Information Products, Inc., from a minority shareholder. The transaction was accounted for as a purchase, resulting in $0.6 million of goodwill. In 2001, similar transactions occurred resulting in $3.0 million of goodwill.

In June 2001, Schott-Donnelly LLC Smart Glass Solutions ("Schott-Donnelly"), a 50-50 joint venture with Schott, a German based specialty glass producer, decided to liquidate. The joint venture remains undissolved at March 31, 2002; the liquidation is not expected to have a material effect on the Company's revenue or net income. See Note 2 to the Combined Consolidated Financial Statements as of December 31, 2001 on form 10-K.

In February 2001, the Company acquired all of the outstanding common stock of Donnelly Electronics not then owned by the Company for $4.5 million, paid equally in cash and the Company's stock. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as electrochromic rearview mirrors and compass systems, and also produces products for other automotive suppliers and non-automotive customers. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics' financial statements in March 2001. Prior to the acquisition of the remaining interest, the Company owned 18.2% of the common stock of Donnelly Electronics and had advanced significant funds for its operations. In accordance with the equity method of accounting, 100% of Donnelly Electronics' losses were included in results of the Company's operations since the initial investment in this subsidiary.

3.   NATURE OF OPERATIONS

During the fourth quarter of 2001, the Company completed its change to a new corporate organizational structure. The Company was previously managed primarily on a geographical basis. The Company now operates under a global approach with two reportable segments: Electronic Operations ("Electronics") and Global Exterior Automotive Operations ("Exterior"). The reportable segments are strategic business units that are managed separately based on the nature of the product content and the technologies and manufacturing processes involved. The Electronics segment primarily produces interior rearview mirrors, electrochromic mirror cells, camera vision products for the automotive market, various electronic modules for both automotive and non-automotive markets and specialty coated glass for non-automotive markets. The Exterior segment primarily produces modular windows, exterior rearview mirrors and door handles for the automotive industry. As part of the new structure, the Company changed the way it allocates corporate expenses to the various segments. Due to these changes, data for all prior periods has been restated to conform to the current segment definitions and allocation methods.

The Company evaluates segment performance based on pre-tax operating earnings. The Company accounts for inter-segment sales and transfers at current market prices and inter-segment services at cost.

A summary of the Company's operations by business segments is as follows:

			Other	Total
(In thousands)	Electronics	Exterior	Segments*	Segments

Quarter ended March 31, 2002:
Revenues from external customers	$ 56,081	$154,076	$ 483	$210,640
Intersegment revenues	4,982	683	--	5,665
Segment profit (loss)	4,219	4,721	(436)	8,504

Quarter ended March 31, 2001:
Revenues from external customers	$ 47,920	$171,595	$ 486	$220,001
Intersegment revenues	6,043	904	--	6,947
Segment profit	(2,026)	8,259	(554)	5,679

* Other Segments category includes certain of the Company's joint ventures and its automotive operations in Brazil.
	Three Months Ended
	March 31,	March 31,
(In thousands)	2002	2001

Segment profit from reportable segments	$ 8,940	$ 6,233
Segment loss from other segments	(436)	(554)
Corporate and other expenses**	(3,752)	(4,975)
Income before taxes on income	$ 4,752	$ 704

** Corporate and other expenses category includes centralized corporate functions such as advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

Additional disclosures regarding the Company's products and services, geographic areas, major customers and total assets are included in Note 4 - Nature of Operations, in the Company's Form 10-K report for the year ended December 31, 2001.

4.   RESTRUCTURING CHARGES

During 2001, the Company announced restructuring initiatives in Europe and North America to enhance efficiency and profitability while maintaining focus on customers and products. The plan was comprised of a combination of margin improvement and overhead reduction objectives including outsourcing of "non-core" operations in Europe, the closure of a window plant in Kentucky, the elimination of approximately 300 employees, as well as some open or contract positions across North America and Europe. Planned actions in North America are substantially completed, and remaining actions in Europe are anticipated to be completed during 2002.

A restructuring charge of $7.9 million pre-tax, or $5.1 million at net income, primarily related to termination benefits for affected employees under the aforementioned initiatives, was recognized in 2001 under the combined plans. No such charges were incurred during the first quarter of 2001.

Details of the restructuring reserves are as follows:
Three Months Ended
March 31,
In thousands	2002

Accrued Restructuring Costs at December 31, 2001	$ 4,868
Accrued provisions	---
Amounts utilized	(1,543)
Reserve reduction	(271)
Impact of foreign currency translation	(60)
Accrued Restructuring Costs at March 31, 2002	$ 2,994

5.   INVENTORIES

Inventories consist of:

	March 31,	December 31,
In thousands	2002	2001

Finished products and work in process	$ 21,010	$ 17,280
Raw materials	40,913	41,860
	$ 61,923	$ 59,140

6.   LONG-TERM DEBT

In March 2002, the Company completed a $20 million private placement with two equal traunches due in 2009 and 2012 at fixed rates averaging 7.0%. Subsequent to the end of the first quarter 2002, the Company obtained another $30 million private placement with a seven year average life, bearing a fixed interest rate of 7.6%. Proceeds from both fundings were used to pay down revolving credit and other borrowings, thereby shifting $50 million of debt payments previously due in the next one to three years to maturities of five years or more.

7.   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

	Three Months Ended
	March 31,	March 31,
(In thousands, except per share data)	2002	2001

Net income (loss)	$ 3,393	$ (70)
Less: Preferred stock dividends	(10)	(10)
Income (loss) available to common shareholders	$ 3,383	$ (80)

Weighted-average shares	10,482	10,255
Plus: Effect of dilutive stock options	26	---
Adjusted weighted-average shares	10,508	10,255

Basic earnings (loss) per share	$ 0.32	$ (0.01)
Diluted earnings (loss) per share	$ 0.32	$ (0.01)

Options to purchase 419,145 and 733,000 shares of common stock at various prices per share were outstanding as of March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share. These shares were excluded because the related options' exercise price was greater than the average market price of the common shares. The Company incurred a net loss for the three months ended March 31, 2001, thus the effect of stock options was not included as the effect would be antidilutive.

8.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income consists of the following:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2002	2001
Net income (loss)	$ 3,393	$ (70)
Other comprehensive income (loss):
Foreign currency translation
And transaction adjustments	(1,093)	(3,203)
Unrealized gain (loss) on interest rate swaps
And foreign exchange contracts, net of
Tax	133	(220)

Comprehensive income (loss)	$2,433	$(3,493)

9.   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. Reserves established for these potential liabilities are reviewed quarterly. An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. Although the Company maintains accruals for such claims when believed appropriate, there can be no assurance that such accruals will continue to be adequate. The Company believes that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate. Adjustments are made to established reserves when changes in management's estimates and industry conditions occur.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION FIRST QUARTER REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2002

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

During the fourth quarter of 2001, we changed to a new corporate organizational structure. We were previously managed primarily on a geographical basis. We now operate under a global approach with two reportable segments: Electronic Operations ("Electronics") and Global Exterior Automotive Operations ("Exterior"). The reportable segments are strategic business units that are managed separately based on the nature of the products and the technologies and manufacturing processes involved. The Electronics segment primarily produces interior rearview mirrors, electrochromic mirror cells, camera vision products, specialty-coated glass and various electronic modules for both automotive and non-automotive industries. The Exterior segment primarily produces modular windows, exterior rearview mirrors and door handles for the automotive industry. As part of the new structure, we changed the way in which we allocate corporate expenses to the various segments. Due to these changes, data for all prior periods has been restated to conform to the current segment definitions and allocation methods.

Our net sales and net income are subject to significant fluctuations attributable primarily to production schedules of our major automotive customers. Investment in new product lines, acquisitions, and the formation and disposition of subsidiaries, joint ventures and alliances also affect the comparability of results on a period-to-period basis. Additionally, our continued success is dependent upon our ability to resist, offset or minimize our customers' ongoing efforts to reduce their costs through price downs or eliminating value-added features ("de-contenting").

Acquisitions, Mergers, Joint Ventures and Sale of Investments

In February 2002, we acquired a 45.12% interest in ContinuHealth Acquisition, LLC through an original capital contribution of $157,920. ContinuHealth Acquisition, LLC owns 100% of the membership interests in ContinuHealth, LLC, a company organized to coordinate the delivery of medical and other health services for employees of certain employers in the area. There are presently three member employers. Our investment in ContinuHealth Acquisition, LLC is a non-controlling interest based on our share of ownership and our representation on the Board of Directors through two of six positions. Our share of the operating results of ContinuHealth Acquisition, LLC did not have a material effect on operating results for the three months ended, March 31, 2002.

In February 2002, we purchased shares of a subsidiary, Information Products, Inc., from a minority shareholder. The transaction was accounted for as a purchase, resulting in $0.6 million of goodwill. In 2001, similar transactions occurred resulting in $3.0 million of goodwill.

In June 2001, Schott-Donnelly LLC Smart Glass Solutions ("Schott-Donnelly"), a 50-50 joint venture with Schott, a German based specialty glass producer, decided to liquidate. The joint venture remains undissolved at March 31, 2002; the liquidation is not expected to have a material effect on our revenue or net income. See Note 2 to the Combined Consolidated Financial Statements.

In February 2001, we acquired all of the outstanding common stock of Donnelly Electronics not then owned by us for $4.5 million, paid equally in cash and the Company's stock. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that we use for products such as electrochromic rearview mirrors and compass systems, and also produces products for other automotive suppliers and non-automotive customers. Due to the acquisition of the remaining interest, we began consolidating Donnelly Electronics' financial statements in March 2001. Prior to the acquisition of the remaining interest, we owned 18.2% of the common stock of Donnelly Electronics and had advanced significant funds for its operations. In accordance with the equity method of accounting, 100% of Donnelly Electronics' losses were included in our results of the Company's operations since the initial investment in this subsidiary.

RESULTS OF OPERATIONS

Results of Operations by Segment

The following table sets forth our revenues from external customers by our two reportable segments in dollars and as a percentage of net sales:
	Three Months Ended
(In millions)	March 31, 2002		March 31, 2001

Electronic Operations	$ 56,081	26.7%	$ 47,920	21.8%
Global Exterior Automotive Operations	154,076	73.3%	171,595	78.2%
Total revenue from external customers for the
reportable segments	$ 210,157	100%	$ 219,515	100%

The following table sets forth our reportable segment profits (losses), defined as pre-tax operating earnings, in dollars and as a percentage of total reportable segment revenues from external customers:
	Three Months Ended
(In millions)	March 31, 2002		March 31, 2001

Electronic Operations	$ 4,219	7.5%	$ (2,026)	(4.2)%
Global Exterior Automotive Operations	4,721	3.1%	8,259	4.8%
Total segment profit for the reportable segments	$ 8,940	4.3%	$ 6,233	2.8%

Electronic Operations

Net sales of our Electronics segment for the three months ended, March 31, 2002 increased 17.0% compared to net sales for the three months ended March 31, 2001. The increase in 2002 resulted from OnStar® and other added feature mirrors, together with higher sales of electronic modules. Increased electrochromic sales also contributed sales growth in 2002 as did sales of a pest control sensor which was launched during 2001 and should reach full production during mid-2002.

The increase in the Electronics segment net sales allowed better leveraging of operating expenses resulting in improved operating earnings for 2002 compared to 2001. Operating earnings also benefited from the overhead reductions actions initiated during 2001. Electronics was favorably affected by the 2001 overhead reduction initiatives in selling, general and administrative, research and development, and other expenses partially offset by the consolidation of Donnelly Electronics. Donnelly Electronics was consolidated March 2001 and resulted in increased expenses in research and development, selling, general and administrative, and other expenses. We anticipate that our acquisition of Donnelly Electronics will continue to result in higher research and development expenses, both in absolute terms and as a percent of sales, to support expected growth relating to new products which we anticipate will favorably affect profits. However, we expect that this research and development will, over time, favorably impact both operating and gross profit margins.

Global Exterior Automotive Operations

Net sales of our Exterior segment for the three months ended, March 31, 2002 decreased 10.2% compared to net sales for the three months ended, March 31, 2001. The decrease in net sales in 2002 was primarily due to down time resulting from the launch of the Ford Expedition and Lincoln Navigator programs, reduced automotive production in Europe and foreign exchange rate fluctuations.

Exterior's profits decreased substantially despite cost reduction efforts, which reduced both general and administrative, and research and development expenses. The decrease in sales and increased costs associated with the launch of a number of new programs during the quarter resulted in a significant decline in Exterior's gross profit percentage.

Company

Net sales were $210.6 million for the three-month period ended March 31, 2002, compared to $220.0 million in the same period last year, representing a decrease of 4.3%. This decrease is due primarily to down time resulting from the launch of the Ford Expedition and Lincoln Navigator programs, decreased automotive production in Europe and foreign currency fluctuations. European automotive industry production declined 13% from the first quarter of 2001.

Gross profit margin for the three-month period ended March 31, 2002, was 16.0% compared to 14.9% in the comparable period of last year. Increased gross profit margins are primarily the result of improved operational efficiencies, reduced manufacturing overhead, and improved mix of higher margin Electronics sales. We expect our gross profit margin percentage to be at or above first quarter levels for the remainder of the year, based on continued strength in the Electronics segment.

Selling, general and administrative expenses were $18.8 million, or 8.9% of net sales, for the three-month period ended March 31, 2002, compared to $21.0 million, or 9.5% of net sales for the three-month period ended March 31, 2001. These expenses decreased from previous year levels due to cost reduction efforts undertaken late last year in both North America and Europe.

Research and development expenses remained fairly consistent with prior year levels, at $9.5 million, or 4.5% of net sales, for the three-month period ended March 31, 2002, compared to $9.4 million, or 4.3% of net sales in the comparable period of last year. The positive effects of cost reductions undertaken late last year were more than offset by the inclusion of a full quarter of Donnelly Electronics costs.

Operating income was $5.4 million for the three-month period ended March 31, 2002, compared to $2.4 million for the same period last year. Operating income represented 2.6% of net sales for the three months ended March 31, 2002, compared to 1.1% for the comparable period in the prior year. This increase is due to improved gross profit margins and the ongoing benefits from the overhead reduction actions initiated in 2001 more than offsetting the lower level of sales.

Interest expense was $1.6 million for the three-month period ended March 31, 2002, compared to $2.1 million for the same period last year. Interest expense decreased due to lower overall debt levels and lower interest rates.

The Company's effective tax rate was approximately 28.0 % for the three-month period ended March 31, 2002 compared to (26.3) % in the same period last year. The effective tax rate in 2002 is lower than the U.S. statutory rate primarily due to export sale tax benefits, lower tax rates on foreign income and other tax credits. Effective tax rates in 2001 were not indicative of our expected ongoing rates as disclosed in Note 10 to the Combined Consolidated Financial Statements as of December 31, 2001.

Equity in net earnings (losses) of affiliated companies, was $0.2 million for the three months ended March 31, 2002 as compared to $(1.0) million in the same period of 2001. The loss in 2001 was primarily attributable to two months of losses for Donnelly Electronics prior to consolidation in March 2001 only partially offset by equity earnings in our affiliated companies in China. The earnings in 2002 are attributable to our affiliated companies in China.

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio was 1.4 on March 31, 2002, compared to 1.4 at December 31, 2001. Working capital was $46.9 million at March 31, 2002, compared to $41.6 million at December 31, 2001. Increases in accounts receivable, accounts payable, and other current liabilities represented the most significant changes in working capital components period over period, all largely due to seasonality.

At March 31, 2002, $34.5 million of accounts receivable had been sold under our accounts receivable securitization agreement compared to $35.8 million at December 31, 2001. Proceeds received under this agreement were used to reduce revolving lines of credit. The sales of receivables are reflected as a reduction of accounts receivable and an increase in operating cash flows. The agreement expires in February 2003; however, it is renewable for continuous one-year periods with the consent of bank participants. We expect to extend the current agreement or replace it on comparable terms.

Capital expenditures were $6.3 million for the quarter ending in March 31, 2002 compared to $10.8 million for the quarter ending December 31, 2001. Capital spending primarily supported new business orders, the implementation of new manufacturing, distribution and our continuous improvement activities. The reduced capital expenditures in 2002 compared to the prior year is the result of tighter management control of costs.

Our $160 million multi-currency global revolving credit and other agreements had borrowings against them of $29.1 million as of March 31, 2002, and $51.9 million as of December 31, 2001. Total long-term borrowings remained at approximately $94 million as of March 31, 2002 and December 31, 2002. We have the option to convert revolver balances to a term loan payable over two years following initial maturity; however, we anticipate replacing the revolving credit agreement before it matures in September 2002. In March 2002, the Company completed a $20 million private placement with two equal traunches due in 2009 and 2012 at fixed rates averaging 7.0%. Subsequent to the end of the first quarter 2002, the Company obtained another $30 million private placement with a seven year average life, bearing a fixed interest rate of 7.6%. Proceeds from both fundings were used to pay down revolving credit and other borrowings, thereby shifting $50 million of debt payments previously due in the next one to three years to maturities of five years or more .

The various borrowings subject us to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At March 31, 2002 we were in compliance with all related covenants. Failure to comply with any of the debt covenants could adversely affect our liquidity and ability to meet capital resource needs. Currently, we do not anticipate circumstances that would cause a debt covenant issue to arise.

Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted SFAS 142. As a result of this adoption, the Company no longer amortizes goodwill associated with the previously purchased business combinations. See Note 1 to the Consolidated Financial Statements for details regarding the implementation of SFAS 142 and the Company's goodwill activity.

ITEM 3 (a)   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2001.

PART II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

On April 15, 2002, the Company filed a complaint against Johnson Controls, Inc. and Johnson Controls Interiors LLC in the United States District Court for the Western District of Michigan. The complaint seeks a declaratory judgment of non-infringement, invalidity, and unenforceability of six patents owned by the defendants. The defendants have not yet filed an answer.

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

On October 5, 2000, the Company filed a complaint against Reitter & Schefenacker USA Limited Partnership and Reitter & Schefenacker GmbH & Co., KG in the U.S. District Court for the Western District of Michigan. The complaint alleges that the defendants have infringed on three of the Company's patents relating to interior rearview mirror assemblies incorporating lighting features. The complaint seeks unspecified damages and an injunction against further infringement. The defendants have filed answers denying infringement and alleging that the patents at issue are invalid and unenforceable. The defendants have also filed counterclaims alleging that the Company has violated federal antitrust law and Michigan unfair competition law by obtaining and asserting the patents at issue. In these counterclaims the defendants seek unspecified damages and injunctive relief.

The Company is also involved in legal proceedings in Germany regarding two European patents relative to interior rearview mirror assemblies incorporating lighting features. In particular, the Company has filed infringement proceedings against Reitter & Schefenacker GmbH & Co., KG in district court in Düsseldorf seeking unspecified damages and injunctions against further infringement. Reitter & Schefenacker GmbH & Co., KG has filed a nullity action in patent court in Munich and opposition proceedings in the European Patent Office seeking to have the patents at issue revoked.

On April 16, 2002, Schefenacker Vision Systems Australia Pty. Ltd. filed a complaint against the Company in the U. S. District Court for the Eastern District of Michigan alleging that the Company has infringed a patent relating to an exterior rearview mirror mounting arrangement. The complaint seeks unspecified damages and an injunction against further infringement. The Company has not yet filed an answer or otherwise responded to the complaint.

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

(a)   EXHIBITS

Exhibit 10.1 * Nationwide Life Insurance Company Debt Agreement, dated March 1, 2002, at interest rates of 6.77% and 7.23%.

Exhibit 10.2 John Hancock Life Insurance Company Debt Agreement, dated May 1, 2002, at an interest rate of 7.60%.

* Previously filed

  REPORTS ON FORM 8K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
DONNELLY CORPORATION

Registrant

Date: May 15, 2002	/s/ J. Dwane Baumgardner
J. Dwane Baumgardner
(Chairman, Chief Executive
Officer and President)

Date: May 15, 2002	/s/ Kevin L. Brown
Kevin L. Brown
(Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer)