Form 10-Q
period 2002-06-30
DONNELLY CORP
filed 2002-08-13
CIK 805583

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2002 Commission File Number 1-9716

DONNELLY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0493110 (IRS Employer Identification No.)
49 West Third Street, Holland, Michigan (Address of principal executive offices)	49423-2813 (Zip Code)

Registrant's telephone number, including area code:         (616) 786-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  X   No

7,145,305 shares of Class A Common Stock and 4,041,083 shares of Class B Common Stock were outstanding as of July 31, 2002.

DONNELLY CORPORATION
INDEX

			Page Numbering
PART I.		FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
		Condensed Combined Consolidated Balance Sheets • June 30, 2002 and December 31, 2001 (audited)	3
		Condensed Combined Consolidated Statements of Operations • Three and six months ended June 30, 2002 and 2001	4
		Condensed Combined Consolidated Statements of Cash Flows • Six months ended June 30, 2002 and 2001	5
		Notes to Condensed Combined Consolidated Financial Statements	6-11
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	12-16
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II.		OTHER INFORMATION
	Item 1.	Legal Proceedings	17-18
	Item 4.	Submission of Matters to Vote of Security Holders	19
	Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures		20

PART I.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONNELLY CORPORATION AND SUBSIDIARIESCONDENSED
COMBINED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,
                                                                         2002              December 31,
(In thousands)                                                       (Unaudited)               2001
------------------------------------------                         -----------------    ----------------
ASSETS
Current assets:
Cash and cash equivalents                                          $     27,251         $       1,823
Accounts receivable, less allowance of $1,823 and $1,780                 83,774                55,151
Inventories                                                              58,326                59,140
Prepaid expenses and other current assets                                35,097                31,091
                                                                   -----------------    ----------------
     Total current assets                                               204,448               147,205

Property, plant and equipment                                           365,526               338,814
Less accumulated depreciation                                           172,892               149,002
                                                                   -----------------    ----------------
     Net property, plant and equipment                                  192,634               189,812
Other assets                                                             37,403                36,625
                                                                   -----------------    ----------------
     Total assets                                                  $    434,485         $     373,642
                                                                   =================    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                   $      86,323        $      70,806
Other current liabilities                                                 49,838               34,785
                                                                   -----------------    ----------------
     Total current liabilities                                           136,161              105,591
Long-term debt, less current maturities                                   94,173               93,917
Postretirement plans and other liabilities                                61,348               59,481
                                                                   -----------------    ----------------
     Total liabilities                                                   291,682              258,989

Minority interest                                                          2,208                2,295

Shareholders' equity:
Additional paid-in capital                                                49,116               37,536
Stock subscription receivable - Directors and Officers                    (1,321)                 -
Retained earnings                                                        103,298               93,309
Other shareholders' equity                                               (10,498)             (18,487)
                                                                   -----------------    ----------------
     Total shareholders' equity                                          140,595              112,358
                                                                   -----------------    ----------------
     Total liabilities and shareholders' equity                    $     434,485        $     373,642
                                                                   =================    ================

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                Three Months Ended              Six Months Ended
                                                           -----------------------------  -----------------------------
                                                              June 30,       June 30,         June 30,       June 30,
(In thousands, except share data)                                2002           2001             2002           2001
-------------------------------------------------          -------------- --------------  -------------- --------------

Net sales                                                   $  247,211     $  227,276       $  457,851     $  447,277
Cost of sales                                                  204,768        189,646          381,727        376,800
                                                           -------------- ---------------  -------------- -------------
    Gross profit                                                42,443         37,630           76,124         70,477

Operating expenses:

Selling, general and administrative                             19,567         20,110           38,342         41,070
Research and development                                        10,315         10,535           19,839         19,979
                                                           -------------- ---------------  -------------- -------------
Total operating expenses                                        29,882         30,645           58,181         61,049
                                                           -------------- ---------------  -------------- -------------
    Operating income                                            12,561          6,985           17,943          9,428
                                                           -------------- ---------------  -------------- -------------
Non-operating (income) expenses:
Interest expense                                                 1,810          1,683            3,388          3,787
Royalty income                                                  (1,003)          (723)          (2,248)        (1,449)
Other (income) expense, net                                       (895)            69             (598)           430
                                                           -------------- ---------------  -------------- -------------
Total non-operating (income) expenses                              (88)         1,029              542          2,768
                                                           -------------- ---------------  -------------- -------------
    Income before taxes on income                               12,649          5,956           17,401          6,660

Taxes on income                                                  3,543          1,101            4,873            916
                                                           -------------- ---------------  -------------- -------------
    Income before minority interest and
       Equity earnings                                           9,106          4,855           12,528          5,744

Minority interest in net (earnings) losses of
subsidiaries                                                       283           (131)             (26)          (117)
Equity in net earnings (losses) of affiliated
companies                                                          305            316              533           (657)
                                                           -------------- ---------------  -------------- -------------
Net income before cumulative effect of change
in accounting principle                                     $    9,694     $    5,040       $   13,087     $    4,970
Cumulative effect of adopting SFAS No. 142                          -              -              (964)            -
                                                           -------------- ---------------  -------------- -------------
Net Income                                                  $    9,694     $    5,040      $    12,123     $    4,970
                                                           ============== ===============  ============== =============

Per share of common stock:
    Basic EPS:
    Income before cumulative effect of change
       in accounting principle                              $     0.91     $     0.49       $     1.24     $     0.48
    Cumulative effect of adopting SFAS No. 142                      -              -             (0.09)            -
                                                           -------------- ---------------  -------------- -------------
    Net Income                                              $     0.91     $     0.49       $     1.15     $     0.48

    Diluted EPS:
    Income before cumulative effect of change
       in accounting principle                              $     0.90     $     0.48       $     1.23     $     0.48
    Cumulative effect of adopting SFAS No. 142                      -              -             (0.09)            -
                                                           -------------- ---------------  -------------- -------------
    Net Income                                              $     0.90     $     0.48       $     1.14     $     0.48
                                                           ============== ===============  ============== =============

    Cash dividends declared                                 $     0.10     $     0.10       $     0.20     $     0.20

    Average common shares outstanding                       10,624,919     10,369,569       10,553,382     10,312,735

The accompanying notes are an integral part of these statements.

DONNELLY CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 Six Months Ended
                                                                         -------------------------------
                                                                            June 30,         June 30,
(In thousands)                                                                2002             2001
-------------------------------------------------                        --------------   --------------

Net Cash Flows From Operating Activities                                  $   35,222       $   40,730
Cash Flows From (For) Investing Activities
Capital expenditures                                                         (13,490)         (17,649)                                                                                                               (9,075)
Investments in and advances to affiliates                                       (900)          (9,075)
Other                                                                         (2,342)          (1,240)
                                                                         --------------   --------------
     Net cash for investing activities                                       (16,732)         (27,964)
                                                                         --------------   --------------
Net Cash Flows From (For) Financing Activities                                 6,961          (13,655)
                                                                         --------------   --------------
Effect of foreign exchange rate changes on cash                                  (23)            (177)
Increase in cash and cash equivalents                                         25,428           (1,066)
Cash and cash equivalents, beginning of period                                 1,823            4,599
                                                                         --------------   --------------
Cash and cash equivalents, end of period                                  $   27,251       $    3,533
                                                                         ==============   ==============

Supplemental disclosures of cash flow information
    Interest paid                                                         $    2,610       $    4,163
    Income taxes paid                                                            682              392
Significant non-cash transactions:
    Issuance of class A common stock to acquire business                          -             2,250

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.   INTENDED SALE OF BUSINESS

On June 25, 2002, Donnelly Corporation, a Michigan corporation (“the Company”), Magna International Inc., an Ontario corporation, (“Magna”) and Magna Mirrors Acquisition Corp., a Michigan corporation and a wholly-owned subsidiary of Magna International, Inc. (“Sub”), entered into an Agreement and Plan of Merger. The Agreement and Plan of Merger provides for the merger of Sub into the Company which will result in the Company becoming a wholly owned subsidiary of Magna. As a result of the merger, each outstanding share of Company common stock will be exchanged for a prescribed fraction of a Magna Class A subordinated voting share. The merger is contingent upon approval by the Company’s shareholders and is subject to the satisfaction of certain closing conditions, including review by the Federal Trade Commission and other regulatory authorities. Shareholders possessing approximately 71% of the outstanding voting power of the company have agreed to vote for the merger. The merger is expected to be completed in October of 2002.

2.   BASIS OF PRESENTATION

General: The Company, incorporated in Michigan in 1936, is a global supplier to the automotive market, primarily through manufacturing operations, and also through various joint ventures, in North and South America, Europe and Asia. The Company primarily supplies automotive customers around the world with interior and exterior rear vision systems, modular window systems and handle products, and incorporates increasing electronic capabilities within those products.

Unaudited Financial Information: The accompanying unaudited condensed combined consolidated financial statements (“financial statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, should not be considered indicative of the results that may be expected for the year ending December 31, 2002. The combined consolidated balance sheet at December 31, 2001, has been taken from the audited combined consolidated financial statements and condensed. The accompanying financial statements and footnotes thereto should be read in conjunction with the Company’s report on Form 10-K for the twelve months ended December 31, 2001.

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

Goodwill and Other Intangible Assets: Effective January 1, 2002, The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. Under the new standard, goodwill is no longer amortized over its useful life, but will be subject to annual impairment tests. As a result, the Company did not incur any goodwill amortization expense during the first six months of 2002. Goodwill amortization expense recorded in the first six months of 2001 was $ 0.2 million, net of tax, or $ (0.02) per share. During 2002, the Company completed its transitional goodwill impairment test effective as of January 1, 2002. The Company defines its reporting units as the operating segments that are consistent with the reportable segments as described in Note 4. The Company estimated fair market value of its reporting units using a range of market multiples common to the industry, as well as the recent acquisition price by Magna as explained in Note 1. The resulting estimated market prices were then compared to the carrying value of each reporting unit. When comparing the estimated fair value with the respective carrying value, the $1.5 million goodwill allocated to the “Other” reporting unit was deemed impaired. Accordingly, a $0.9 million charge, net of tax, was accounted for as a cumulative effect of a change in accounting principle and separately stated on the Condensed Combined Consolidated Statements of Operations as a charge to net income in the first quarter of 2002.

The changes in the carrying amount of goodwill for the three-months ended June 30, 2002 and the year ended December 31, 2001 are as follows:

(In thousands)                                    Electronics     Exterior         Other        Total
--------------------------------------------------------------------------------------------------------

Balance as of December 31, 2000................      $   873       $ 3,815       $ 1,379       $ 6,067
Goodwill from business acquisitions............        7,614            -            215         7,829
Amortization...................................         (198)         (371)         (111)         (680)
Currency translation...........................           -           (116)           -           (116)
                                                  ------------------------------------------------------

Balance as of December 31, 2001................        8,289         3,328         1,483        13,100
Goodwill from business acquisitions............          616            -             -            616
Impairment, per SFAS No. 142...................           -             -         (1,483)       (1,483)
Currency translation...........................           -            158            -            158
                                                  ------------------------------------------------------

Balance as of June 30, 2002....................      $ 8,905       $ 3,486       $    -        $12,391
                                                  ======================================================

3.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

In June 2002, the Company established Shanghai Donnelly Automotive Component Company Ltd., located in Shanghai, China, for $0.2 million to facilitate trade with China and take advantage of China’s entry into the World Trade Organization. This entity is wholly-owned by the Company, and is consolidated into the Company’s financial results. This entity is newly formed with no activity occurring through June 30, 2002.

In February 2002, the Company acquired a 45.12% interest in ContinuHealth Acquisition, LLC through an original capital contribution of $157,920. ContinuHealth Acquisition, LLC owns 100% of the membership interests in ContinuHealth, LLC, a company organized to coordinate the delivery of medical and other health services for employees of certain employers in the area. There are presently three member employers. The Company’s investment in ContinuHealth Acquisition, LLC is a non-controlling interest based on its share of ownership and its representation on the Board of Directors through two of six positions. Accordingly, the Company has accounted for this investment based on the equity method. The Company’s share of the operating results of ContinuHealth Acquisition, LLC did not have a material effect on operating results for the three- and six-month periods ended June 30, 2002.

In February 2002, the Company purchased shares of a subsidiary, Information Products, Inc., from a minority shareholder. The transaction was accounted for as a purchase, resulting in $0.6 million of goodwill. In 2001, similar transactions occurred resulting in $3.0 million of goodwill.

In June 2001, Schott-Donnelly LLC Smart Glass Solutions (“Schott-Donnelly”), a 50-50 joint venture with Schott, a German based specialty glass producer, decided to liquidate. The joint venture remains undissolved at June 30, 2002, however the Company has no remaining investment recorded. The liquidation is not expected to have a material effect on the Company’s revenue or net income. See Note 2 to the Combined Consolidated Financial Statements as of December 31, 2001 on form 10-K.

In February 2001, the Company acquired all of the outstanding common stock of Donnelly Electronics not then owned by the Company for $4.5 million, paid equally in cash and the Company’s stock. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that the Company uses for products such as electrochromic rearview mirrors and compass systems, and also produces products for other automotive suppliers and non-automotive customers. Due to the acquisition of the remaining interest, the Company began consolidating Donnelly Electronics’ financial statements in March 2001. Prior to the acquisition of the remaining interest, the Company owned 18.2% of the common stock of Donnelly Electronics and had advanced significant funds for its operations. In accordance with the equity method of accounting, 100% of Donnelly Electronics’ losses were included in results of the Company’s operations since the initial investment in this subsidiary.

4.   NATURE OF OPERATIONS

During the fourth quarter of 2001, the Company completed its change to a new corporate organizational structure. The Company was previously managed primarily on a geographical basis. The Company now operates under a global approach with two reportable segments: Electronic Operations (“Electronics”) and Global Exterior Automotive Operations (“Exterior”). The reportable segments are strategic business units that are managed separately based on the nature of the product content, technologies and manufacturing processes involved. The Electronics segment primarily produces interior rearview mirrors, electrochromic mirror cells, camera vision products for the automotive market, various electronic modules for both automotive and non-automotive markets and specialty coated glass for non-automotive markets. The Exterior segment primarily produces modular windows, exterior rearview mirrors and door handles for the automotive industry. As part of the new structure, the Company changed the way it allocates corporate expenses to the various segments. Due to these changes, data for all prior periods has been restated to conform to the current segment definitions and allocation methods.

The Company evaluates segment performance based on pre-tax operating earnings. The Company accounts for inter-segment sales and transfers at current market prices and inter-segment services at cost.

A summary of the Company's operations by business segments is as follows:

                                                                                   Other        Total
(In thousands)                                    Electronics      Exterior      Segments*     Segments
--------------------------------------------------------------------------------------------------------

Three months ended June 30, 2002:
Revenues from external customers...............     $ 67,249       $179,510       $  452       $247,211
Intersegment revenues..........................        5,152            409           -           5,561
Segment profit (loss)..........................        7,207          9,629         (639)        16,197

Six Months ended June 30, 2002:
Revenues from external customers...............     $123,331       $333,585       $  935       $457,851
Intersegment revenues..........................       10,134          1,092           -          11,226
Segment profit (loss)..........................       11,427         14,350       (1,103)        24,674

Three Months ended June 30, 2001:
Revenues from external customers...............     $ 47,556       $179,178       $  542       $227,276
Intersegment revenues..........................        3,452            992           -           4,444
Segment profit (loss)..........................       (2,887)        10,707         (128)         7,692

Six Months ended June 30, 2001:
Revenues from external customers...............     $ 95,476       $350,773       $1,028       $447,277
Intersegment revenues..........................        9,495          1,896           -          11,391
Segment profit (loss)..........................       (4,913)        18,965         (682)        13,370

* Other Segments category includes certain of the Company's joint ventures and its automotive operations in Brazil.

                                                 Three Months Ended              Six Months Ended
                                            ------------------------------  ----------------------------
                                               June 30,       June 30,         June 30,       June 30,
(In thousands)                                   2002           2001             2002           2001
-----------------------------------------   -------------- ---------------  -------------- -------------

Segment profit from reportable segments..    $   16,836     $    7,820       $   25,777     $   14,052
Segment loss from other segments.........          (639)          (128)          (1,103)          (682)
Corporate and other expenses**...........        (3,548)        (1,736)          (7,273)        (6,710)
                                            -------------- ---------------  -------------- -------------
Income before taxes on income............    $   12,649     $    5,956       $   17,401     $    6,660
                                            ============== ===============  ============== =============

** Corporate and other expenses category includes centralized corporate functions such as advanced research, corporate administration including information technology, human resources and finance and other costs associated with corporate development and financing initiatives.

Additional disclosures regarding the Company’s products and services, geographic areas, major customers and total assets are included in Note 4 – Nature of Operations, in the Company’s Form 10-K report for the year ended December 31, 2001.

5.   RESTRUCTURING CHARGES

During 2001, the Company announced restructuring initiatives in Europe and North America to enhance efficiency and profitability. The plan was comprised of a combination of margin improvement and overhead reduction objectives including outsourcing of “non-core” operations in Europe, the closure of a window plant in Kentucky, the elimination of approximately 300 employees, and some open or contract positions across North America and Europe. Planned actions in North America are completed, and remaining actions in Europe are anticipated to be completed during the second half 2002.

A restructuring charge of $7.9 million pre-tax, or $5.1 million at net income, primarily related to termination benefits for affected employees under the aforementioned initiatives, was recognized in 2001 under the combined plans. No such charges were incurred during the first six months of 2001.

Details of the restructuring reserves are as follows:

                                                             Six Months Ended
                                                          ----------------------
                                                                 June 30,
(In thousands)                                                     2002
--------------------------------------------------------------------------------

Accrued Restructuring Costs at December 31, 2001.......          $ 4,868
     Amounts utilized..................................           (2,780)
     Impact of foreign currency translation............              178
                                                          ----------------------
Accrued Restructuring Costs at June 30, 2002...........          $ 2,266
                                                          ======================

6.   INVENTORIES

Inventories consist of:

                                                   June 30,     December 31,
(In thousands)                                       2002           2001
---------------------------------------------   -------------- --------------

Finished products and work in process.......     $    17,750    $    17,280
Raw materials...............................          40,576         41,860
                                                -------------- --------------
                                                 $    58,326    $    59,140
                                                ============== ==============

7.   LONG-TERM DEBT

In March 2002, the Company completed a $20 million private placement with two equal tranches due in 2009 and 2012, respectively, at fixed rates averaging 7.0%. In May 2002, the Company obtained another $30 million private placement with a seven year average life, bearing a fixed interest rate of 7.6%. Proceeds from both fundings were used to pay down revolving credit and other borrowings, thereby shifting $50 million of debt payments previously due in the next one to three years to maturities of five years or more.

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each period reported:

                                                                Three Months Ended              Six Months Ended
                                                           -----------------------------  -----------------------------
                                                               June 30,       June 30,         June 30,       June 30,
(In thousands, except share data)                                2002           2001             2002           2001
------------------------------------------------------------------------- --------------  -------------- --------------

Income before cumulative effect of change in
    Accounting principle                                       $  9,694       $  5,040         $ 13,087       $  4,970
Less:  Cumulative effect of adopting SFAS No. 142                    -              -              (964)            -
Less:  Preferred stock dividends                                    (10)           (10)             (20)           (20)
                                                           -------------- ---------------  -------------- -------------
Income available to common shareholders                           9,684          5,030           12,103          4,950
                                                           ============== ===============  ============== =============

Weighted-average shares                                          10,625         10,370           10,553         10,313
Plus:  Effect of dilutive stock options                             126             29               76             22
                                                           -------------- ---------------  -------------- -------------
Adjusted weighted-average shares                                 10,751         10,399           10,629         10,335
                                                           ============== ===============  ============== =============

Basic EPS
Income before cumulative effect of change in
    Accounting principle                                       $    0.91      $   0.49         $   1.24       $   0.48
Cumulative effect of adopting SFAS 142                                -             -             (0.09)            -
                                                           -------------- ---------------  -------------- -------------
Net income                                                     $    0.91      $   0.49         $   1.15       $   0.48
                                                           ============== ===============  ============== =============

Diluted EPS
Income before cumulative effect of change in
    Accounting principle                                       $    0.90      $   0.48         $   1.23       $   0.48
Cumulative effect of adopting SFAS 142                                -             -             (0.09)            -
                                                           -------------- ---------------  -------------- -------------
Net income                                                     $    0.90      $   0.48         $   1.14       $   0.48
                                                           ============== ===============  ============== =============

Options to purchase 104,752 and 592,183 shares of common stock at various prices per share were outstanding as of June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share. These shares were excluded because the related options’ exercise price was greater than the average market price of the common shares even though the option price was less than the market price on June 30, 2002, as a result of the proposed Magna merger (see Note 1).

9.   COMPREHENSIVE INCOME

Comprehensive income includes net income and all changes to shareholders’ equity, except those due to investments by owners and distributions to owners. Comprehensive income consists of the following:

                                                                Three Months Ended              Six Months Ended
                                                           -----------------------------  -----------------------------
                                                               June 30,       June 30,       June 30,       June 30,
(In thousands)                                                   2002           2001           2002           2001
------------------------------------------------------------------------- --------------  -------------- --------------
Net income...................................                  $  9,694       $  5,040       $ 12,123       $  4,970
Other comprehensive income (loss):
     Foreign currency translation
       and transaction adjustments...........                     8,808         (1,108)         7,715         (4,311)
Unrealized gain (loss) on interest rate swaps
    and foreign exchange contracts, net of
    tax......................................                        82             -             215           (220)
                                                           -------------- --------------  -------------- --------------
Comprehensive income.........................                  $ 18,584       $  3,932       $ 20,053       $    439
                                                           -------------- --------------  -------------- --------------

10.   RELATED PARTY TRANSACTIONS

In June 2002, the Company executed short-term interest bearing notes receivables to certain officers of the Company to facilitate the purchase of stock options previously granted. These notes totaled $1.3 million as of June 30, 2002, and are reported in the Company’s shareholders’ equity section of the balance sheet.

11.   COMMITMENTS AND CONTINGENCIES

The Company has certain financial contingencies associated with the anticipated merger with Magna Mirrors Acquisition Corp.. Upon completion of this merger, fees and expenses for investment banking services of approximately $4.0 million and approximately $2.3 million of additional director’s retirement obligation will become current liabilities. These amounts are not accrued for as of June 30, 2002, because the obligation to pay these potential liabilities does not exist until the merger transaction is finalized.

The Company and its subsidiaries are involved in certain legal actions and claims incidental to its business, including those arising out of alleged patent infringement, alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. Reserves established for these potential liabilities are reviewed quarterly. An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. Although the Company maintains accruals for such claims when believed appropriate, there can be no assurance that such accruals will continue to be adequate. The Company believes that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company’s financial position, results of operations and liquidity, individually and in the aggregate. Adjustments are made to established reserves when changes in management’s estimates and industry conditions occur.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FIRST QUARTER REPORT FOR THE THREE MONTHS ENDED JUNE 30, 2002

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of our management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which we operate, (ii) fluctuation in worldwide or regional automobile and light truck production, (iii) changes in practices and/or policies of our significant customers including forced price reductions and de-contenting, (iv) market development of specific products, including electrochromic mirrors, (v) the success of our restructuring plans, (vi) fluctuations in foreign currencies (vii) the consummation of the merger with Magna Mirrors Acquisition, Inc. and (viii) other risks and uncertainties. We do not intend to update these forward-looking statements.

OVERVIEW

We are a global supplier to the automotive industry, primarily through manufacturing operations, and also through various joint ventures in North and South America, Europe and Asia. We primarily supply automotive manufacturers around the world with interior and exterior vision systems, modular window systems and door closure systems.

During the fourth quarter of 2001, we changed to a new corporate organizational structure. We were previously managed primarily on a geographical basis. We now operate under a global approach with two reportable segments: Electronic Operations (“Electronics”) and Global Exterior Automotive Operations (“Exterior”). The reportable segments are strategic business units that are managed separately based on the nature of the products, technologies and manufacturing processes involved. The Electronics segment primarily produces interior rearview mirrors, electrochromic mirror cells, camera vision products, specialty-coated glass and various electronic modules for both automotive and non-automotive industries. The Exterior segment primarily produces modular windows, exterior rearview mirrors and door handles for the automotive industry. As part of the new structure, we changed the way in which we allocate corporate expenses to the various segments. Due to these changes, data for all prior periods has been restated to conform to the current segment definitions and allocation methods.

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

Acquisitions, Mergers, Joint Ventures and Sale of Investments

On June 25, 2002, Donnelly Corporation, a Michigan corporation (“the Company”), Magna International Inc., an Ontario corporation, (“Magna”) and Magna Mirrors Acquisition Corp., a Michigan corporation and a wholly-owned subsidiary of Magna International, Inc. (“Sub”), entered into an Agreement and Plan of Merger. The Agreement and Plan of Merger provides for the merger of Sub into the Company which will result in the Company becoming a wholly owned subsidiary of Magna. As a result of the merger, each outstanding share of Company common stock will be exchanged for a prescribed fraction of a Magna Class A subordinated voting share. The merger is contingent upon approval by the Company’s shareholders and is subject to the satisfaction of certain closing conditions, including review by the Federal Trade Commission and other regulatory authorities. Shareholders possessing approximately 71% of the outstanding voting power of the company have agreed to vote for the merger. The merger is expected to be completed in October of 2002.

In June 2002, the Company established Shanghai Donnelly Automotive Component Company Ltd., located in Shanghai, China, for $0.2 million to facilitate trade with China and take advantage of China’s entry into the World Trade Organization. This entity is wholly-owned by the Company, and is consolidated into the Company’s financial results. This entity is newly formed with no activity occurring through June 30, 2002.

In February 2002, we acquired a 45.12% interest in ContinuHealth Acquisition, LLC through an original capital contribution of $157,920. ContinuHealth Acquisition, LLC owns 100% of the membership interests in ContinuHealth, LLC, a company organized to coordinate the delivery of medical and other health services for employees of certain employers in the area. There are presently three member employers. Our investment in ContinuHealth Acquisition, LLC is a non-controlling interest based on our share of ownership and our representation on the Board of Directors through two of six positions. Our share of the operating results of ContinuHealth Acquisition, LLC did not have a material effect on operating results for the three- and six-months ended, June 30, 2002.

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

In February 2001, we acquired all of the outstanding common stock of Donnelly Electronics not then owned by us for $4.5 million, paid equally in cash and the Company’s stock. Donnelly Electronics designs and manufactures circuit board assemblies for a variety of electronic products and sub-assemblies. It produces many of the electronic components that we use for products such as electrochromic rearview mirrors and compass systems, and also produces products for other automotive suppliers and non-automotive customers. Due to the acquisition of the remaining interest, we began consolidating Donnelly Electronics’ financial statements in March 2001. Prior to the acquisition of the remaining interest, we owned 18.2% of the common stock of Donnelly Electronics and had advanced significant funds for its operations. In accordance with the equity method of accounting, 100% of Donnelly Electronics’ losses were included in our results of the Company’s operations since the initial investment in this subsidiary.

RESULTS OF OPERATIONS

Results of Operations by Segment

The following table sets forth our revenues from external customers by our two reportable segments in dollars and as a percentage of net sales:

                                                         Three Months Ended                        Six Months Ended
                                               ---------------------------------------- ----------------------------------------
                                                 June 30, 2002        June 30, 2001       June 30, 2002        June 30, 2001
                                               -------------------  ------------------- -------------------  -------------------
(In thousands)                                     $         %          $         %         $         %          $          %
                                               -------------------  ------------------- -------------------  -------------------

Electronic Operations........................   $  67,249  27.3%    $  47,556  21.0%   $ 123,331  27.0%    $  95,476   21.4%
Global Exterior Automotive Operations........     179,510  72.7%      179,178  79.0%     333,585  73.0%      350,773   78.6%
                                               -------------------  ------------------- -------------------  -------------------
Total revenue from external customers for
     the reportable segments.................   $ 246,759   100%    $ 226,734   100%   $ 456,916   100%    $ 446,249    100%
                                               -------------------  ------------------- -------------------  -------------------

The following table sets forth our reportable segment profits (losses), defined as pre-tax operating earnings, in dollars and as a percentage of total reportable segment revenues from external customers:

                                                         Three Months Ended                        Six Months Ended
                                               ---------------------------------------- ----------------------------------------
                                                 June 30, 2002        June 30, 2001       June 30, 2002        June 30, 2001
                                               -------------------  ------------------- -------------------  -------------------
(In thousands)                                     $         %          $         %         $         %          $          %
                                               -------------------  ------------------- -------------------  -------------------

Electronic Operations........................    $  7,207  10.7%    $  (2,887) (6.1)%    $ 11,427   9.3%    $ (4,913)  (5.1)%
Global Exterior Automotive Operations........       9,629   5.4%       10,707   6.0%      14,350   4.3%      18,965    5.4%
                                               -------------------  ------------------- -------------------  -------------------
Total segment profit for the reportable
     segments................................    $ 16,836   6.8%     $  7,820   3.4%    $ 25,777   5.6%    $ 14,052    3.1%
                                               -------------------  ------------------- -------------------  -------------------

Electronic Operations

Net sales of our Electronics segment increased $19.7 million and $27.9 million, or 41.0% and 29.2%, for the three- and six-month periods ended, June 30, 2002, respectively, compared to net sales for the three- and six-month periods ended June 30, 2001. The increase in 2002 resulted from OnStar® and other added feature mirrors, and higher sales of electronic modules. Increased electrochromic sales also contributed sales growth in 2002 as did sales of a pest control sensor, which was launched during 2001 and reached full production during June 2002. Sales for the Electronics segment are expected to continue throughout the remainder of 2002, as the segment continues to reap the benefits of new technology developed in 2001 and prior years.

Electronics segment profits increased by $10.1 million and $16.3 million for the three- and six-month periods ended June 30, 2002, respectively, when compared to the same periods ended June 30, 2001. Improved operating earnings are the result of higher sales volumes, improved mix of higher margin products and improved margins achieved through cost reductions and manufacturing improvements. Operating earnings also benefited from the overhead reductions actions initiated during 2001 which included initiatives in selling, general and administrative, research and development, and other expenses. These reductions were partially offset by the consolidation of Donnelly Electronics in March 2001 which resulted in increased expenses in research and development, selling, general and administrative, and other expenses. We anticipate that our acquisition of Donnelly Electronics will continue to result in higher research and development expenses, both in absolute terms and as a percent of sales, to support expected growth relating to new products, which we anticipate, will favorably affect profits.

Global Exterior Automotive Operations

Net sales of our Exterior segment for the three- and six-month periods ended, June 30, 2002 remained relatively flat, with 0.0% change and 4.9% decrease respectively, compared to net sales for the three- and six-months periods ended, June 30, 2001. The strong North American car build levels experienced in the second quarter of 2002, were largely offset by weaker than anticipated European production levels. The decrease in net sales in the first six months of 2002 was primarily due to delays in the launch of the Ford Expedition and Lincoln Navigator programs in the first quarter, reduced aftermarket sales, and decreased automotive production in Europe.

Exterior segment profits decreased $1.1 million and $4.6 million during the three and six months ending June 30, 2002, respectively, when compared to the three- and six-month periods ended June 30, 2001. The decreases are largely due to decreased volumes discussed above, coupled with launch costs and price downs, resulting in lower gross profit as a percentage of sales which more than offset savings from the 2001 cost reduction efforts, in both general and administrative, and research and development expenses.

Company

Net sales were $247.2 million for the three-month period ended June 30, 2002, compared to $227.3 million in the same period last year, representing a increase of 8.8%. This increase is due primarily to strong growth of key products including electrochromic mirrors, OnStar® telematics mirrors, and electronic products. Net sales for the six-month period ended June 30, 2002 were $457.9 compared to $447.3 million in the same period last year, an increase of 2.4%. This modest increase is representative of strong growth in Electronic Operations being partially offset by weak European automotive production levels and the effect of down-time and reduced volumes related to new product launches in North America during the first quarter.

Gross profit margin for the three- and six-month periods ended June 30, 2002, was 17.2% and 16.6% compared to 16.6% and 15.8% in the comparable periods of last year, respectively. Increased gross profit margins are primarily the result of improved operational efficiencies, reduced manufacturing overhead, and improved mix of higher margin products within Electronics sales.

Selling, general and administrative expenses were $19.6 million, or 7.9% of net sales, for the three-month period ended June 30, 2002, compared to $20.1 million, or 8.8% of net sales for the same period last year. Selling, general, and administrative expenses for the six-month period ended June 30, 2002 were $38.3 million or 8.4% of net sales compared to $41.1 million or 9.2% of net sales for the same period last year. Expenses were down slightly for the three- and six-month periods ended June 30, 2002, as compared to the same periods last year due to cost reduction efforts taken late last year in both North America and Europe, offset somewhat by growth in certain operations within the Electronics segment.

Research and development expenses decreased slightly from prior year levels, at $10.3 million, or 4.2% of net sales and $19.8 million or 4.3% of net sales, for the three- and six-month periods ended June 30, 2002 respectively, compared to $10.5 million, or 4.6% of net sales, and $20.0 million or 4.5% of net sales, in the comparable periods of last year. Overall, research and development expenses remained relatively flat as a percentage of sales, with the six-month period reflecting the positive effects of cost reductions undertaken late last year being partially offset by the inclusion of a full quarter of Donnelly Electronics costs in the first quarter.

Operating income was $12.6 million for the three-month period ended June 30, 2002, compared to $7.0 million for the same period last year, and $17.9 million for the six-month period ended June 30, 2002 compared to $9.4 million for the same period last year. Operating income represented 5.1% and 3.9% of net sales for the three and six months ended June 30, 2002 respectively, compared to 3.1% and 2.1% for the comparable periods in the prior year. This increase is due to the higher level of sales, improved gross profit margins, and the ongoing benefits from the overhead reduction actions initiated in 2001.

Interest expense was $1.8 million and $3.4 million for the three- and six-month periods ended June 30, 2002, compared to $1.7 million and $3.8 million for the same periods last year. Lower overall debt levels contributed to slightly lower expense during the six-month period. For the three-month period, however, interest expense was up slightly due to moderately higher interest rates on newly financed private placements in 2002. See Note 7 to the Combined Consolidated Financial Statements.

Other (income) expense was $(0.9) million and $(0.6) million for the three- and six-month periods ended June 30, 2002, compared to $0.1 million and $0.4 million of other expense for the same periods last year. These increases are driven primarily by foreign currency gains resulting from the strengthening Euro combined with increased royalty revenues.

Our effective tax rate was approximately 28.0 % for both the three- and six-month periods compared to 18.5% and 13.8% in the same periods last year. The effective tax rate in 2002 is lower than the U.S. statutory rate primarily due to export sale tax benefits, lower tax rates on foreign income and other tax credits. Effective tax rates in 2001 were not indicative of our expected ongoing rates as disclosed in Note 10 to the Combined Consolidated Financial Statements as of December 31, 2001.

Minority interest in net (earnings) losses of subsidiaries was $0.3 and $0.0 for the three- and six-month periods ended June 30, 2002, respectively, as compared to $(0.1) and $(0.1) for the same periods last year. The change in 2002 reflects minority interest in losses of Varitronix which had reported income during the same periods last year.

Equity in net earnings (losses) of affiliated companies, was $0.3 and $0.5 million for the three- and six-month periods ended June 30, 2002, respectively, as compared to $0.3 and $(0.7) million in the same periods of 2001. Earnings for the six- month period ended June 30, 2002, improved due to the inclusion of equity losses related to Donnelly Electronics during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio was 1.5 on June 30, 2002, compared to 1.4 at December 31, 2001. Working capital was $68.3 million at June 30, 2002, compared to $41.6 million at December 31, 2001. The $27.0 million increase in working capital is due primarily to a $25.4 million increase in cash and cash equivalents, generated from increased operating profits and stock options exercised in anticipation of the anticipated merger with Magna.

At June 30, 2002, $41.8 million of accounts receivable had been sold under our accounts receivable securitization agreement compared to $35.8 million at December 31, 2001. Proceeds received under this agreement were used to reduce revolving lines of credit. The sale of receivables are reflected as a reduction of accounts receivable and an increase in operating cash flows. The agreement expires in February 2003; however, it is renewable for continuous one-year periods with the consent of bank participants. We expect to extend the current agreement or replace it on comparable terms.

Capital expenditures were $7.2 million for the quarter ending June 30, 2002 compared to $6.8 million for the quarter ending June 30, 2001. Capital spending was $13.5 million for the first six months of 2002, compared to $17.6 million for the same period in the prior year. Capital spending primarily supported new business orders, the implementation of new manufacturing, distribution and our continuous improvement activities. Depreciation exceeded capital spending by $1.0 and 2.8 million respectively in the three- and six-month periods ended June 30, 2002, a reflection of the Company’s cost reduction efforts that began in 2001.

The Company’s $160 million multi-currency global revolving credit and other agreements had borrowings against them of $4.4 million as of June 30, 2002, and $49.3 million as of December 31, 2001. Total long-term borrowings remained at approximately $94 million as of June 30, 2002 and December 31, 2001. We have the option to convert revolver balances to a term loan payable over two years following initial maturity; however, we anticipate replacing or extending the revolving credit agreement before it matures in September 2002. In March 2002, the Company completed a $20 million private placement with two equal tranches due in 2009 and 2012 at fixed rates averaging 7.0%. In May 2002, the Company obtained another $30 million private placement with a seven year average life, bearing a fixed interest rate of 7.6%. Proceeds from both fundings were used to pay down revolving credit and other borrowings, thereby shifting $50 million of debt payments previously due in the next one to three years to maturities of five years or more.

The various borrowings subject us to certain restrictions relating to, among other things, minimum net worth, payment of dividends and maintenance of certain financial ratios. At June 30, 2002 we were in compliance with all related covenants. Failure to comply with any of the debt covenants could adversely affect our liquidity and ability to meet capital resource needs. Currently, we do not anticipate circumstances that would cause a debt covenant issue to arise.

Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted SFAS No. 142. As a result of this adoption, the Company no longer amortizes goodwill associated with the previously purchased business combinations. See Note 2 to the Consolidated Financial Statements for details regarding the implementation of SFAS No. 142 and the Company’s goodwill activity.

ITEM 3(a).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2001.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 30, 2002, a complaint was filed against the Company, its directors, Magna International Inc. and Magna Mirrors Acquisition Corp. in the Oakland County, Michigan Circuit Court. The complaint was filed as a purported class action on behalf of holders of the Company's common stock. The complaint alleges that the Company's board of directors, by entering into the Merger Agreement, dated as of June 25, 2002, with Magna International Inc. and Magna Mirrors Acquisition Corp., violated their fiduciary duties to the Company's shareholders and that Magna aided and abetted such breach. The complaint also alleges that the draft prospectus/proxy statement filed with the Securities and Exchange Commission in connection with the proposed merger failed to provide all material information concerning the proposed transaction. The complaint requested injunctive relief enjoining the consummation of the merger and attorneys' fees. The Company has not yet filed an answer or responded to this complaint, but believes that the plaintiffs' claims are completely without merit.

On April 15, 2002, the Company filed a Complaint against Johnson Controls, Inc. and Johnson Controls Interiors LLC in the United States District Court for the Western District of Michigan. The Complaint seeks a declaratory judgment, in response to defendants’ threats against the Company, of non-infringement, invalidity and unenforceability of six of the defendants’ patents. On June 10, 2002, defendants filed an Answer and Affirmative Defenses denying the Company’s allegations as to four of the six patents, asserting that defendants are not at this time alleging infringement of the remaining two patents, and denying ownership of the patents. Defendants also filed a motion for summary judgment, which the Company has opposed, seeking dismissal based on defendants’ alleged lack of patent ownership. On June 10, 2002, Johnson Controls Technology Company, a wholly-owned subsidiary of Johnson Controls, Inc., filed a Complaint in the United States District Court for the Western District of Michigan against the Company, alleging patent ownership and infringement of four of the six patents upon which the Company had sued defendants, and requesting damages and an injunction. The Company has not yet filed an answer to this Complaint.

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

On October 5, 2000, the Company filed a complaint against Reitter & Schefenacker USA Limited Partnership and Reitter & Schefenacker GmbH & Co., KG in the U.S. District Court for the Western District of Michigan. The complaint alleges that the defendants have infringed three of the Company’s patents relating to interior rearview mirror assemblies incorporating lighting features. The complaint seeks unspecified damages and an injunction against further infringement. The defendants have filed answers denying infringement and alleging that the patents at issue are invalid and unenforceable. The defendants have also filed counterclaims alleging that the Company has violated federal antitrust law and Michigan unfair competition law by obtaining and asserting the patents at issue. In these counterclaims the defendants seek unspecified damages and injunctive relief.

The Company is also involved in legal proceedings in Germany regarding two European patents relative to interior rearview mirror assemblies incorporating lighting features. In particular, the Company has filed infringement proceedings against Reitter & Schefenacker GmbH & Co., KG in district court in Düsseldorf seeking unspecified damages and injunctions against further infringement. Reitter & Schefenacker GmbH & Co., KG has filed a nullity action in patent court in Munich and opposition proceedings in the European Patent Office seeking to have the patents at issue revoked. On June 6, 2002 the district court in Düsseldorf stated that it would enter judgment in favor of the Company in both of the infringement proceedings referred to above. Reitter & Schefenacker GmbH & Co., KG will have the opportunity to appeal from this decision but has not yet done so.

On April 16, 2002, Schefenacker Vision Systems Australia Pty. Ltd. filed a complaint against the Company in the U. S. District Court for the Eastern District of Michigan alleging that the Company has infringed a patent relating to an exterior rearview mirror mounting arrangement. The complaint seeks unspecified damages and an injunction against further infringement. The Company has filed an answer denying infringement and asserting that the patent at issue is invalid.

On April 25, 2002, Reitter & Schefenacker GmbH & Co., KG filed a complaint against the Company in the U. S. District Court for the Western District of Michigan alleging that the Company has violated the federal Racketeer Influenced and Corrupt Organization statute by knowingly asserting an invalid European patent against Reitter & Schefenacker GmbH & Co., KG. The complaint also names an individual officer of the Company and one of the Company’s outside counsel as defendants. relating to an exterior rearview mirror mounting arrangement. The complaint seeks unspecified damages and injunctive relief. The complaint has not been served on the Company, and the Company has not yet filed an answer or otherwise responded..

On June 6, 2002, Schefenacker Vision Systems North America, Inc. filed a complaint against the Company in the U. S. District Court for the Eastern District of Michigan alleging that the Company has infringed a patent relating to an exterior rearview mirror incorporating signal lights. The complaint seeks unspecified damages and an injunction against further infringement. The Company has filed an answer denying infringement and asserting that the patent at issue is invalid..

On June 5, 2002, Reitter & Schefenacker GmbH & Co., KG filed a complaint against the Company in the U. S. District Court for the Middle District of Tennessee alleging that the Company has infringed a patent relating to an exterior rearview mirror incorporating signal lights. The complaint seeks unspecified damages and an injunction against further infringement. The Company has not yet filed an answer or otherwise responded to this complaint.

On July 19, 2002, the Company filed a complaint against Schefenacker AG in the U.S. District Court for the Eastern District of Michigan alleging that Schefenacker AG has breached its obligations under a 1999 Settlement and License Agreement between the Company and Britax International, Inc. (whose rights and obligations were subsequently assumed by Schefencaker AG). The complaint seeks unspecified damages and injunctive relief. Schefenacker AG has not yet filed an answer or otherwise responded to this complaint.

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

At the Annual Shareholders’ Meeting held May 17, 2002, the shareholders voted on one proposal presented in the company’s 2002 definitive proxy statement. All Nominees for director were elected, each to serve until the 2003 annual meeting of shareholders, by the following votes:

Class A Common Stock
John A. Borden
R. Eugene Goodson
Donald R. Uhlmann

Class B Common Stock
Dwane Baumgardner
Arnold F. Brookstone
B. Patrick Donnelly, III
Joan E. Donnelly
Thomas E. Leonard
Gerald T. McNeive Jr.
Rudolph B. Pruden	For 4,075,934 4,077,111 4,080,317 For 36,418,010 36,418,010 36,418,010 36,418,010 36,418,010 38,290,860 36,524,410	Withheld 1,633,894 1,632,717 1,629,511 Withheld - - - - - - -

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

10.1	Agreement and Plan of Merger dated as of June 25, 2002, among Magna International Inc., an Ontario corporation, Magna Mirrors Acquisition Corp., a Michigan corporation, and Donnelly Corporation, which is incorporated by reference to Exhibit 2.1 to the Donnelly Corporation Current Report on Form 8-K dated June 25, 2002.

10.2	Shareholders’ Agreement dated as of June 25, 2002, among Magna International Inc., an Ontario corporation, Magna Mirrors Acquisition Corp., a Michigan corporation, Donnelly Export Corporation, a Michigan corporation, and the other persons listed on the signature page thereof, which is incorporated by reference to Exhibit 2.2 to the Donnelly Corporation Current Report on Form 8-K dated June 25, 2002.

99.1	Certificate of the Chairman, Chief Executive Officer and President of Donnelly Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of the Senior Vice President and Chief Financial Officer of Donnelly Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

1.	The Company filed a Current Report on Form 8-K dated May 20, 2002, disclosing an Item 4 change of the Company’s certifying accountant.

2.	The Company filed a Current Report on Form 8-K dated June 25, 2002, disclosing in Item 1 that the Company had entered into an agreement and Plan of Merger dated June 25, 2002, with Magna International and disclosing the Shareholders’ Agreement dated June 25, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

DONNELLY CORPORATION Registrant
Date: August 14, 2002	/s/ J. Dwane Baumgardner J. Dwane Baumgardner (Chairman, Chief Executive Officer and President)
Date: August 14, 2002	/s/ Kevin L. Brown Kevin L. Brown (Senior Vice President, Chief Financial Officer and Chief Accounting Officer)

EXHIBIT 99.1

I, J. Dwane Baumgardner, Chairman, Chief Executive Officer and President of Donnelly Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)         the information contained in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Donnelly Corporation.

Dated: August 14, 2002

/s/ J. Dwane Baumgardner J. Dwane Baumgardner Chairman, Chief Executive Officer and President

EXHIBIT 99.2

I, Kevin L. Brown, Senior Vice President and Chief Financial Officer of Donnelly Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Donnelly Corporation.

Dated: August 14, 2002

/s/ Kevin L. Brown Kevin L. Brown Senior Vice President and Chief Financial Officer